Form 10-K
period 2017-12-31
Big Rock Partners Acquisition Corp.
filed 2018-03-23
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38302

BIG ROCK PARTNERS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-2844431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2645 N. Federal Highway, Suite 230
Delray Beach, Florida 33483
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 734-2300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one Right and one-half of one Warrant	The NASDAQ Stock Market LLC
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☒   No  ☐

The Registrant was formed on September 18, 2017 and its fiscal year ended December 31, 2017.  Accordingly, the Registrant was not in existence as of the last business day of the second fiscal quarter of 2017.

The number of shares outstanding of the registrant’s common stock, as of March 21, 2018, was 9,035,500.

BIG ROCK PARTNERS ACQUISITION CORP.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.
Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which are incorporated herein by this reference.

References in this 2017 Form 10-K to “we,” “us” or “our company” refer to Big Rock Partners Acquisition Corp. References in this 2017 Form 10-K to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares. References in this 2017 Form 10-K to our “management” or our “management team” refer to our officers, directors and director nominees and references to our “sponsor” or our “initial stockholder” refer to Big Rock Partners Sponsor, LLC, a company affiliated with our Chairman, President and Chief Executive Officer. References in this 2017 Form 10-K to our “founder’s shares” refer to our shares of common stock initially purchased by our sponsor in a private sale prior to our initial public offering. References in this 2017 Form 10-K to our “private placement units” refer to the units sold in a private placement simultaneously with the closing of our initial public offering.

Company Overview

We are a blank check company formed pursuant to the laws of the State of Delaware on September 18, 2017 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. While our efforts in identifying a prospective target business for our initial business combination will not be limited to a particular industry or geographic region, we intend to initially focus our search on identifying a prospective target business in the senior housing and care industry in the United States, as described below. We have reviewed, and continue to review, opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business on favorable terms or at all.

On November 22, 2017, we consummated the initial public offering (the “Initial Public Offering”) of 6,000,000 units (“Units”), each Unit consisting of one share of common stock, par value $0.001 per share (“Common Stock”), one right entitling the holder thereof to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination, and one-half of one warrant (“Warrant”), each whole Warrant exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, pursuant to the registration statements on Form S-1 (File Nos. 333-220947 and 333-221659) (the “Registration Statements”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The underwriters of the Initial Public Offering were granted an option to purchase an additional 900,000 Units to cover over-allotments, if any (the “Over-Allotment Units”).

Simultaneously with the consummation of the Initial Public Company, on November 22, 2017, we completed a private placement (the “Private Placement”) of 250,000 units (“Placement Units”) at a price of $10.00 per Placement Unit, generating total proceeds of $2,500,000. The securities issued in the Private Placement were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, or Regulation D thereunder, as a sale not involving any public offering.

On November 28, 2017, the underwriters notified us of their exercise of the over-allotment option in full and on November 29, 2017, purchased 900,000 Over-Allotment Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $9,000,000. Simultaneously with the sale of the additional Units, we consummated the sale of an additional 22,500 placement units (the “Over-Allotment Placement Units”) at $10.00 per unit, generating gross proceeds of $225,000. The securities issued in the Private Placement were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, or Regulation D thereunder, as a sale not involving any public offering.

A total of $69,000,000 of the net proceeds from the Initial Public Offering and the Private Placement (including $9,000,000 from the sale of the Over-Allotment Units and Over-Allotment Placement Units) were deposited in a trust account established for the benefit of the Company’s public stockholders. We incurred costs in the aggregate amount of $2,172,419 related to Initial Public Offering including $1,725,000 of underwriting fees and $447,419 of other costs.

Our units began trading on November 20, 2017 on the NASDAQ Capital Market under the symbol “BRPAU.” Commencing on December 1, 2017, the underlying shares of Common Stock, Warrants and rights began trading on the NASDAQ Capital Market under the symbols “BRPA,” “BRPAW” and “BRPAR,” respectively.

Business Strategy

While our efforts in identifying a prospective target business for our initial business combination will not be limited to a particular industry or geographic region, we intend to initially focus our search on identifying a prospective target business in the senior housing and care industry in the United States. The senior housing and care industry provides both housing and an array of services to seniors, generally to those over the age of 75. Care segments are commonly divided into four categories:

●
Independent Living;
●
Assisted Living;
●
Memory Care; and
●
Nursing Care.

In the U.S., there currently are approximately 23,400 investment grade senior housing and care properties containing 3 million units. The total value of the investment grade senior housing and care property market is estimated at $372 billion. The average age of residents in senior housing is approximately in the mid-80s, while the average move-in age is in the low to mid-80s. The sizes of the 80+ and 85+ populations are expected to increase at a rate of approximately 1.5%-2% annually during the remainder of the decade. The latter part of the 2020s is expected to see the beginning of significant acceleration in this population, with the 80+ population growth rate averaging roughly 4.5% from 2025 through 2029. As such, we believe there are significant opportunities to acquire senior housing property management companies that are positioned for growth. These operating companies may have leasehold and/or fee ownership of senior housing communities.

We intend to seek out potential targets that enjoy proven business models and attractive growth profiles. We also believe our sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their capital market expertise, provide unique insight when identifying potential business combination opportunities and creating value. We believe their experience and deep understanding of various markets in the senior housing and care industry positions us to obtain access to potential targets in such markets, frequently in a non-competitive manner and prior to other parties.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We intend to seek to acquire companies that we believe:

●
have strong competitive positions, proven business models, consistent historical financial performance and attractive growth prospects;
●
have limited access to capital markets due to external factors;
●
could benefit from the substantial expertise, experience and network of our sponsor and management team, who could assist with, for example, growth strategy, operations, and the evaluation and integration of acquisitions;
●
are well positioned to participate in sector consolidation and would benefit from a public acquisition currency;
●
would avoid the potentially onerous terms, such as liquidation preferences, that are often characteristic of late state private growth financing rounds; and
●
offer attractive risk-adjusted returns.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial position

With funds in the trust account of approximately $69 million available to use for a business combination (assuming no stockholder seeks conversion of their shares or seeks to sell their shares to us in a tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing if we are forced to use a significant portion of such funds for converting or tendering stockholders and there can be no assurance that it will be available to us.

Offering Structure

Unlike some other blank check companies that sell units comprised of shares of common stock and warrants to purchase a full share of common stock in their initial public offerings, our initial public offering was for units comprised of one share of common stock, one-half of one warrant and one right which entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon consummation of our initial business combination. Because the number of shares ordinarily issuable upon exercise of the warrants found in the typical structure of some other blank check initial public offerings is less in our case (since such warrants most often entitle the holder thereof to receive a full share of common stock as opposed to the one-tenth (1/10) of one share the rights entitle a holder to receive and the one-half of one share of common stock that each warrant holder is entitled to purchase), our management believes we will be viewed more favorably by potential target companies when determining which company to engage in a business combination with. However, our management may be incorrect in this belief.

Our Management Team

We will seek to capitalize on the significant investing and operating experience and contacts of our officers and directors in consummating an initial business combination. Our Chairman, President and Chief Executive Officer, Richard Ackerman, has over 35 years of real estate experience with 18 years in senior housing. Prior to starting Big Rock Partners (“BRP”), an opportunistic real estate investment firm founded in 2004 that has invested in and managed over $800 million in assets since its formation, Mr. Ackerman was Head of the Los Angeles office for Apollo Real Estate Advisors (“Apollo”), a global private equity firm. Our Chief Financial Officer, Lori Wittman, also has over 35 years of real estate experience and was most recently the Chief Financial Officer of Care Capital Properties (“CCP”), a public healthcare real estate investment trust with a diversified portfolio of triple-net leased properties focused on the post-acute sector, which merged with Sabra Healthcare REIT, Inc. Prior to CCP, Ms. Wittman was Senior Vice President of Capital Markets and Investor Relations at Ventas, Inc., a leading real estate investment trust with a diverse portfolio of more than 1,600 assets in the United States, Canada and the United Kingdom consisting of seniors housing communities, medical office buildings, skilled nursing facilities, hospitals and other properties. Our Chief Investment Officer and Corporate Secretary, Bennett Kim, has over 20 years of real estate experience and worked with Mr. Ackerman at Apollo. Through BRP, Messrs. Ackerman and Kim are currently developing $200 million of senior housing in Florida, which consists of independent living, assisted living and memory care. Also, our independent directors, Richard Birdoff, Michael Fong, Stuart Koenig, Albert G. Rex and Troy T. Taylor, have significant experience in private investments, ownership and management of businesses of many types, large and small.

While we may pursue an acquisition opportunity in any industry or sector and in any region, we intend to focus on industries that complement our management team’s background so we can capitalize on their ability to identify, acquire, and operate a business. We therefore intend to initially focus on companies in the senior housing and care industry in the United States; however, we may decide to enter into an initial business combination with a target business that is not connected to the senior housing and care industry.

We believe our sponsor’s and management team’s deal sourcing, investing, and operating expertise, as well as their network of contacts will position us to take advantage of opportunities in the senior housing and care industry. We believe this expertise and network of contacts will allow us to generate a number of acquisition opportunities. We believe there are a number of high quality senior housing businesses with adequate scale to be attractive public companies.

For more information regarding our management team’s experience, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Initial Public Offering. We intend to utilize cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will have until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We Have Not Identified a Target Business

We have reviewed, and continue to review, opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business on favorable terms or at all.

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also expect to utilize our management team’s operational and capital markets experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that our initial business combination is fair to our company from a financial point of view.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We have engaged a professional firm that specializes in business acquisitions, and we may engage other firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate the consummation of an initial business combination (regardless of the type of transaction that it is) other than the monthly administrative services fee of up to $10,000, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses. We are not restricted from entering into a business combination with a target business that is affiliated with any of our officers, directors or sponsor and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Acquisition Criteria,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●
financial condition and results of operation;
●
growth potential;
●
brand recognition and potential;
●
experience and skill of management and availability of additional personnel;
●
capital requirements;
●
competitive position;
●
barriers to entry;
●
stage of development of the products, processes or services;
●
existing distribution and potential for expansion;
●
degree of current or potential market acceptance of the products, processes or services;
●
proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●
impact of regulation on the business;
●
regulatory environment of the industry;
●
costs associated with effecting the business combination;
●
industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●
macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination can only be estimated at this time. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●
result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses, and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’s Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain in senior management or advisory positions with us following a business combination, it is possible that they will not devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and will likely provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) in order to be able to receive a pro rata share of the trust account.

Our sponsor, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder’s shares, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 2,502,251, or approximately 36.3%, of the 6,900,000 public shares sold in the Initial Public Offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting, and that the 120,000 shares to be issued to EarlyBirdCapital upon the consummation of the Initial Public Offering are voted in favor of the transaction).

None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

We may require public stockholders seeking conversion, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether to pass this cost on to the holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise conversion rights to tender their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Ability to Extend Time to Complete Business Combination

We will have until 12 months from the closing of the Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the Investment Management Trust Account Agreement, dated November 20, 2017, between Continental Stock Transfer & Trust Company and us, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $690,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,380,000), or $0.20 per share, if we extend for the full six months). In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would restrict our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 12-month anniversary of the closing of the Initial Public Offering (or up to 18-months if we extend the period of time to consummate a business combination by the full amount of time), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A/Z Property Partners, LLC ("A/Z Property"), an entity majority owned by Richard Ackerman, our Chairman, President and Chief Executive Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe A/Z Property has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you that A/Z Property will have sufficient liquid assets to satisfy such obligations if it is required to do so. Additionally, the agreement entered into by A/Z Property specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effect such a distribution. Our sponsor has waived its rights to participate in any liquidation distribution with respect to the founder’s shares and any shares, rights or warrants included in the private placement units. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination. There will be no distribution from the trust account with respect to our rights or warrants, including the rights or warrants contained in the private placement units, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, A/Z Property has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the Initial Public Offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would restrict our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time), we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder’s shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●
we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●
we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●
if our initial business combination is not consummated within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;
●
upon the consummation of the Initial Public Offering, $60.0 million, or approximately $69.0 million if the over-allotment option is exercised in full, shall be placed into the trust account;
●
we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●
prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in this offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●
our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●
our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
●
our outstanding rights or warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers who receive no compensation from the Company. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process of the company. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this 2017 Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation as issued by the International Accounting Standards Board materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.
Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2017 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

We have no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We have no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We have not conducted any substantive discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 12 months (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

We have 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of t the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement units are intended to be used to complete a business combination with a target business that has not been identified, we are deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 as a result of the Initial Public Offering, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units are immediately tradable, we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Report would be rendered irrelevant and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Report although we have no current intention to do so. For instance, we currently anticipate acquiring a target business with a consistent historical financial performance. However, we are not obligated to do so and may determine to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this Report would be rendered irrelevant. We could also seek to amend our amended and restated certificate of incorporation to provide us with more time to complete an initial business combination. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of March 21, 2018, there are 85,701,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of the underwriter’s option, conversion of outstanding rights (including private placement rights and the rights underlying the underwriter's option) and warrants (including the warrants contained in the private placement units and the underwriter’s option). As of March 21, 2018, there are no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this 2017 Form 10-K, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

●
may significantly reduce the equity interest of investors in the Initial Public Offering;
●
may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●
may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●
may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●
default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in trust are insufficient to allow us to operate for at least 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time), we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time), assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination, as well as 75,000 warrants to purchase 75,000 shares).

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, A/Z Property has agreed (subject to certain exceptions described elsewhere in this Report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe A/Z Property has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you that A/Z Property will have sufficient liquid assets to satisfy obligations if it is required to do so. Additionally, the agreement entered into by A/Z Property specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00 per share. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce A/Z Property's indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and A/Z Property asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against A/Z Property to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against A/Z Property to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants were issued in registered form under the Warrant Agreement, dated November 20, 2017, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants (including the warrants contained in the private placement units) in order to make any change that adversely affects the interests of the registered holders. Accordingly, we would need only 1,656,876, or 48.0%, of the public warrants to vote in favor of a proposed amendment for it to be approved (assuming the holders of the warrants contained in the private placement units all voted in favor of the amendment).

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding rights.

Our rights were issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least 50% of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders. Accordingly, we would need only 3,313,751, or 48.0%, of the public rights to vote in favor of a proposed amendment for it to be approved (assuming the holders of the private rights all voted in favor of the amendment).

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to initially focus our search on identifying a prospective target business in the senior housing and care industry, we are not limited to such industry and may consummate a business combination with a company in any industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Additionally, the role of our key personnel after a business combination cannot presently be ascertained. Although some of our key personnel may continue to serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

Although we intend to initially focus our search on identifying a prospective target business in the senior housing and care industry, which is where our management team has significant experience, we are not limited to such industry and may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor, which is affiliated with certain of our officers and directors, has agreed to waive its right to convert its founder’s shares and any other shares purchased in the Initial Public Offering or thereafter, or to receive distributions from the trust account with respect to their founder’s shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to the Initial Public Offering will be worthless if we do not consummate a business combination. Additionally, the warrants, including the warrants contained in the private placement units held by our sponsor, will expire worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers, through their interests in our sponsor, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Certain of our officers have, and any of our officers and directors or their affiliates may in the future have, outside fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with the consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present, see the section Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●
a limited availability of market quotations for our securities;
●
reduced liquidity with respect to our securities;
●
a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●
a limited amount of news and analyst coverage for our company; and
●
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock, rights and warrants will be listed on Nasdaq, our units, common stock, rights and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●
solely dependent upon the performance of a single business, or
●
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses, and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combinations. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Report) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, rights and the unit purchase option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement units will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement units prove to be insufficient, because of either the size of the business combination, the depletion of the available net proceeds in search of a target business or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholder controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of March 21, 2018, our initial stockholder owns approximately 22.1% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor and initial stockholder, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the consummation of a business combination.

Our outstanding rights, warrants and unit purchase options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued rights to receive 690,000 shares of common stock and warrants to purchase 3,450,000 shares of common stock as part of the units offered in connection with the Initial Public Offering and rights to receive 27,250 shares of common stock and warrants to purchase 136,250 shares of common stock in connection with the Private Placement. We also issued unit purchase options to purchase 600,000 units to EarlyBirdCapital, Inc. (and/or its designees) which, if exercised, will result in the issuance of 600,000 shares of common stock, rights to receive 60,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock. We may also issue additional private units, which will be identical to the private placement units, to our sponsor, officers or directors in payment of working capital loans made to us as described in this 2017 Form 10-K. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon conversion or exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants, rights, or unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or warrants and options are exercised, you may experience dilution to your holdings.

Because each unit contains one-half of one warrant and one right to receive one-tenth of one share of common stock, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant and one right to receive one-tenth (1/10) of one share of common stock upon consummation of our initial business combination. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants and rights upon completion of a business combination since the warrants will be exercisable for, and the rights will be convertible into, a fraction of the number of shares in the aggregate, compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $21.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the warrants contained in the private placement units will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this 2017 Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights or warrants upon consummation of an initial business combination or exercise of the warrants. Accordingly, you might not receive the shares of common stock underlying the rights and warrants.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our stockholders prior to the Initial Public Offering are entitled to demand that we register the resale of the founder’s shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private placement units and any private units our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private placement units and any other private units we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●
restrictions on the nature of our investments; and
●
restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●
registration as an investment company;
●
adoption of a specific form of corporate structure; and
●
reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may subsequently be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may later be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing during or subsequent to the business combination.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.

We will have until 12 months from the closing of the Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the Investment Management Trust Account Agreement, dated November 20, 2017, between Continental Stock Transfer & Trust Company and us, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $690,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,380,000), or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us to pay our franchise and income taxes payable. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

The requirement that we complete an initial business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) may give potential target businesses leverage over us in negotiating a business combination.

We have 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls, which requirement we are exempt from so long as we qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●
rules and regulations or currency conversion or corporate withholding taxes on individuals;
●
tariffs and trade barriers;
●
regulations related to customs and import/export matters;
●
longer payment cycles;
●
tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●
currency fluctuations and exchange controls;
●
challenges in collecting accounts receivable;
●
cultural and language differences;
●
employment regulations;
●
crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●
deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Also, our amended and restated certificate of incorporation provides our board of directors the ability to designate the terms of and issue new series of preferred stock, which may inhibit a takeover of us.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with such standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements may need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

If we consummate a business combination with a target business in the senior housing and care industry, we would be subject to the risks attendant to that industry.

If we are successful in consummating a business combination with a target business in the senior housing and care industry, we would be subject to all of the risks attendant to that industry, including, among others:

●
terminations of short-term resident agreements and resident attrition;
●
substantial reliance on private pay residents;
●
risks and circumstances that adversely affect the ability of the elderly to pay for our services;
●
competition from a significant number of competitors, some of which may have substantially greater financial resources than we have;
●
inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance; and
●
significant government regulations and compliance, some of which is burdensome and some of which may change to our detriment in the future.

Item 1B.
Unresolved Staff Comments.

None.

Item 2.
Properties.

We currently maintain our principal executive offices at 2645 N. Federal Hwy, Suite 230, Delray Beach, Florida 33483. The cost for this space is included in the up to $10,000 per-month aggregate fee our sponsor charges us for general and administrative services, which commenced on the date of the Initial Public Offering pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Palm Beach, Florida area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.
Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4.
Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock, warrants and rights are each traded on the NASDAQ Capital Market under the symbols “BRPAU,” “BRPA,” “BRPAW” and “BRPAR,” respectively. Our units commenced public trading on November 20, 2017, and our common stock, rights and warrants commenced public trading on December 1, 2017.

The table below sets forth, for the period indicated, the high and low sales prices of our units, common stock, warrants and rights as reported on the NASDAQ Capital Market for the fiscal year ended December 31, 2017.

Year Ended 12/31/2017

Period from 11/20/2017 to 12/31/2017	Low	High
Units	$10.00	$10.34
Common Stock	$9.60	$9.75
Warrants	$0.35	$0.40
Rights	$0.35	$0.41

Holders

As of March 21, 2018, we had three holders of record of our common stock, two holders of record of our units, one holder of record of our warrants and one holder of record of our rights.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. On November 20, 2017, we increased the size of the offering pursuant to Rule 462(b) under the Securities Act, and effectuated a 1.2-for-1 stock dividend of our common stock resulting in an aggregate of 1,725,000 founder's shares outstanding to maintain the ownership of our stockholder prior to our Initial Public Offering at 20% of our issued and outstanding shares of our common stock upon the consummation of our Initial Public Offering (excluding the shares of common stock underlying the private placement units and any units purchased in our Initial Public Offering). Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.
Selected Financial Data

This item in not applicable as we are a smaller reporting company.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements and related notes included in this 2017 Form 10-K. This 2017 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2017 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are a blank check company incorporated in Delaware on September 18, 2017 and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses or entities (a “Business Combination”). While our efforts in identifying a prospective target business for our initial business combination will not be limited to a particular industry or geographic region, we intend to initially focus our search on identifying a prospective target business in the senior housing and care industry in the United States. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Placement Units that occurred simultaneously with the completion of our Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

Results of Operations

Our entire activity since September 18, 2017 (inception) up to November 20, 2017 was in preparation for our Initial Public Offering. Since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 18, 2017 (inception) through December 31, 2017, we had a net loss of $105,033, which consists of operating costs of $134,476 and an unrealized loss on marketable securities held in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) of $4,740, offset by interest income on marketable securities held in the Trust Account of $34,183.

Liquidity and Capital Resources

On November 22, 2017, we consummated our Initial Public Offering of 6,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 250,000 private units (the “Private Units”) to our sponsor, generating gross proceeds of $2,500,000 (the “Private Placement”).

On November 28, 2017, the underwriters elected to fully exercise their over-allotment option to purchase 900,000 additional Units (the “Over-allotment Units”) at a purchase price of $10.00 per Unit, generating gross proceeds of $9,000,000. In addition, simultaneously with the sale of the Over-Allotment Units, we consummated the sale of an additional 22,500 private units (the “Over-Allotment Private Units”) at $10.00 per unit, generating gross proceeds of $225,000.

A total of $69,000,000 of the net proceeds from the Initial Public Offering and the Private Placement (including the sale of the Over-Allotment Units and the Over-Allotment Private Units) were deposited in the Trust Account.  We incurred costs in the aggregate amount of $2,172,419 related to Initial Public Offering, including $1,725,000 of underwriting fees and $447,419 of other costs.

As of December 31, 2017, we had cash and securities held in the Trust Account of $69,029,443 (including approximately $34,000 of interest income, less approximately $5,000 of unrealized losses) consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account. In February 2018, we withdrew $23,135 of interest income to pay our franchise tax obligations.

For the period from September 18, 2017 (inception) through December 31, 2017, cash used in operating activities amounted to $135,807, resulting primarily from a net loss of $105,033 and interest earned on marketable securities held in the Trust Account of $34,183, offset by an unrealized loss on marketable securities held in our Trust Account of $4,740. Changes in operating assets and liabilities used $1,331 of cash for operating activities.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used, in whole or in part, as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including, but not limited to, continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2017, we had $449,374 of cash held outside the Trust Account and available for working capital purposes. We intend to use the funds held outside the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on November 20, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

This item in not applicable as we are a smaller reporting company.

Item 8.
Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm are filed as part of this report, beginning on page F-1.

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2017 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information.

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

As of the date of this Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Richard Ackerman	59	Chairman, President and Chief Executive Officer
Lori B. Wittman	59	Chief Financial Officer and Director
Bennett Kim	45	Chief Investment Officer
Richard Birdoff	58	Director
Michael Fong	73	Director
Stuart F. Koenig	65	Director
Albert G. Rex	63	Director
Troy T. Taylor	60	Director

Richard Ackerman, our Chairman, President and Chief Executive Officer since September 18, 2017, formed BRP in 2004. BRP is an opportunistic real estate investment firm that has invested in and managed over $800 million in assets since its formation. In 2012, BRP began to focus on senior housing development as there was a distinct supply – demand imbalance and fragmentation in senior housing developers, and formed Big Rock Senior Housing, a national leader in developing and managing new Class A senior housing communities of $50 million and more. Class A housing communities consist of prestigious buildings with high quality standard finishes, state of the art systems, exceptional accessibility and a defined market presence competing for premier senior housing users with rents above average for the area. Mr. Ackerman serves as the Senior Managing Principal of BRP and Big Rock Senior Housing. Prior to BRP, from 2001 to 2004, Mr. Ackerman served as the Head of the Los Angeles office of Apollo, overseeing all investments on the U.S. West Coast and Japan for the global private equity firm. In August 1999, Mr. Ackerman was appointed by Apollo as the Chief Executive Officer of Atlantic Gulf Communities Corporation (an Apollo portfolio company) in order to restructure the company and served in that capacity until April 2001. This publicly traded development and asset management company's primary operations included the development and sale of home sites and land tracts and the construction and sale of oceanfront condominiums. From September 1996 to August 1999, Mr. Ackerman was President and co-founder of Crocker Realty Trust, a private REIT (an Apollo portfolio company) specializing in the ownership and development of office space in the southeastern United States. Prior to 1996, he was president and co-founder of Crocker Realty Investors, a publicly traded REIT and a portfolio company of the first Apollo Real Estate Investment Fund. The company specialized in the ownership and development of office space until its sale to Highwoods Properties, Inc. In addition to the foregoing business experience, Mr. Ackerman served as Chief Executive Officer and a director of ALDA Office Properties, Inc. (“ALDA”) during 2011. ALDA was formed in 2011 to acquire, own and operate office properties in select markets primarily in Northern and Southern California. In 2011, ALDA filed a registration statement for its initial public offering, which offering was subsequently abandoned due to market conditions. Mr. Ackerman is also a former Director of Summerville Senior Living, Inc., which is one of the largest assisted living companies in the nation. Mr. Ackerman graduated with a B.A. from Tulane University and a J.D. from the Tulane School of Law.

We believe Mr. Ackerman is well-qualified to serve as a member of our board due to his broad and deep expertise in senior housing, development and operations of both senior housing and real estate.

Lori B. Wittman, our Chief Financial Officer and a director, since September 18, 2017, most recently served as the Executive Vice President and Chief Financial Officer of Care Capital Properties, Inc. (“CCP”), a public healthcare real estate investment trust with a diversified portfolio of triple-net leased properties focused on the post-acute sector, from August 2015 (after a spin-off from Ventas, Inc. (“Ventas”)) to August 2017 (due to the merger of CCP and Sabra Healthcare REIT, Inc.). A triple-net leased property is a property leased pursuant to an agreement where the tenant or lessee agrees to pay all real estate taxes, building insurance, and maintenance (the three "nets") on the property in addition to any normal fees that are expected under the agreement (rent, utilities, etc.) Ms. Wittman previously served as Senior Vice President, Capital Markets and Investor Relations of Ventas, a leading real estate investment trust with a diverse portfolio of more than 1,600 assets in the United States, Canada and the United Kingdom consists of seniors housing communities, medical office buildings, skilled nursing facilities, hospitals and other properties, from 2013 to 2015 and as Vice President, Capital Markets and Investor Relations of Ventas from 2011 to 2013. From 2006 to 2011, she was the Chief Financial Officer and Managing Principal of BRP. Before that, Ms. Wittman held various capital markets and finance positions with General Growth Properties, Inc., Heitman, Homart Development Company, Citibank and Mellon Bank. She has been a member of the Board of Directors of IMH Financial Corporation, a real estate investment and finance company since July 2014. In addition to the foregoing business experience, Ms. Wittman served as Chief Financial Officer of ALDA during 2011. Ms. Wittman received a B.A. in Geography and Sociology from Clark University, a Masters in City Planning from the University of Pennsylvania and an M.B.A. from the University of Chicago.

We believe Ms. Wittman is well-qualified to serve as a member of our board due to her substantial experience in finance, capital markets and investor relations for both private and public companies.

Bennett Kim, our Chief Investment Officer and Corporate Secretary since September 18, 2017, has served as the Managing Principal of Big Rock Senior Housing since January 2016. Mr. Kim was the Chief Investment Officer at BRP from May 2006 to July 2014 and was responsible for acquisitions, development, asset management, and dispositions. From July 2014 to December 2015, Mr. Kim served as the Head of Acquisitions for Carefree Communities, the fifth largest national owner and operator of manufactured housing communities and RV parks with 103 communities and 28,000 sites. From January 2001 to May 2006, Mr. Kim served as a Vice President at Apollo and was responsible for new investments and investment management including the development of a $400 million mixed-use project that consists of two hotels, two condominium towers, retail, office and structured parking. Mr. Kim also formulated work-out strategies for one of the largest assisted living companies in the nation while at Apollo. Between 1999 to 2000, Mr. Kim was an Assistant Vice President at Oaktree Capital Management, where he evaluated and executed investments in the U.S. and Japan for funds then totaling $1.7 billion of equity. Previously, Mr. Kim worked as an Associate at Merrill Lynch Real Estate Investment Banking, where he evaluated financing alternatives for public and private real estate companies. Mr. Kim also worked as a Senior Analyst at Walt Disney Imagineering and as an Analyst at Disney Development Company. In addition to the foregoing business experience, Mr. Kim served as Chief Investment Officer of ALDA during 2011. Mr. Kim is currently on the Board of Directors of UHI Soho Global, a Cayman Islands based hedge fund. Mr. Kim graduated with an M.B.A. from Harvard Business School and a B.A. in Economics from UCLA.

Richard J. Birdoff, who has served as one of our directors since November 20, 2017, has served as President of RD Management and Realty Investors Development Corp. (“RD Management”), a privately held retail real estate developer and manager, since January 2015. Mr. Birdoff is responsible for all aspects of the day-to-day operations of the company including development, construction, acquisitions, sales and dispositions. Mr. Birdoff joined RD Management in 1991 as a principal and Executive Vice President and since 1994, he has developed in excess of 10,000,000 sq. ft. of shopping centers. Mr. Birdoff previously served on the Board of Directors of Crocker Realty Investors, a Florida based publicly held real estate investment trust. Mr. Birdoff has been engaged in the real estate business for more than 30 years. He received an undergraduate degree from Emory College in 1980 and his Juris Doctorate degree in 1983 from Emory University Law School. Following his graduation, Mr. Birdoff worked for IRT Properties in Atlanta, Georgia. Thereafter, in 1984, he joined Bertram Associates of Union, New Jersey where Mr. Birdoff served as associate counsel. Bertram Associates, at the time was one of New Jersey’s largest residential developers. Mr. Birdoff then transitioned to be a principal in the real estate development industry with Bertram Associates focusing on site acquisition, construction and sales of residential homes.

We believe Mr. Birdoff is well-qualified to serve as a member of our board due to his extensive real estate experience.

Michael Fong, who has served as one of our directors since November 20, 2017, serves as the Chairman and Chief Executive Officer of JF International Ltd. (“JF International”), a private equity firm he founded since 2003. JF International invests and manages a diversified portfolio of worldwide investments in real estate and operating companies. In 2015, JF International joined with BRP to invest in the luxury senior housing sector. From 1994 to 2003, Mr. Fong was the Managing Director of The ALJ Group which is based in Jeddah, Kingdom of Saudi Arabia and is one of the largest privately held business enterprises in the Middle East. Mr. Fong also previously served from 1990 to 1994 as the President of Jaymont Properties, Inc., a real estate development and management company with a substantial portfolio of premier office and mixed used properties located in the central business district of major cities such as New York, Boston, San Francisco, Orlando, Chicago, and Miami. From 1979 to 1990, Mr. Fong was President of Intercap Investments, Inc, a commercial developer of real estate central business district projects in Miami and Coral Gables. From 1998 to 1999, Mr. Fong was the President of the Coral Gables, FL Chamber of Commerce and served on its Board of Directors for several years. Prior to 1979, Mr. Fong was President of Interfin Investments, Inc., an investment banking firm based in Lincoln, Nebraska and New York. From 1975 to 1979, Mr. Fong was a Vice President and also served as Assistant to the President of DuPont Walston, Inc., a major retail brokerage and investment banking firm with over 200 branches across the United States. Mr. Fong began his business career in 1971 with EDS, a firm founded by H. Ross Perot, and was sent to New York when Mr. Perot made an investment in DuPont Glore Forgan when EDS was awarded a major data processing contract for redesigning a new system for the brokerage business.

We believe Mr. Fong is well-qualified to serve as a member of our board due to his expertise in real estate and finance.

Stuart Koenig, who has served as one of our directors since November 20, 2017, has over forty years of diversified experience in the real estate, investment banking and financial services industries. His experience includes every aspect of commercial and residential real estate including acquisition, financing, leasing, property management and disposition. Mr. Koenig most recently served as a Senior Partner in the real estate division of Ares Management, LP (“Ares”), a global alternative asset manager with over $100 billion of assets under management, from 2013 to 2016. Mr. Koenig served as Chair of the Investment Committees of the real estate funds of Ares, which collectively had $8 billion under management. From 1995 to 2013, Mr. Koenig served as the Global Chief Financial Officer, Chief Administrative Officer and Senior Partner of AREA Property Partners (“AREA”), a global real estate investment and asset management firm that raised and invested approximately $14 billion of client equity in more than 600 transactions across all sectors of real estate. Mr. Koenig oversaw the financing and administrative activities for AREA and was also responsible for its reporting, human resources, compliance, legal and structuring activities. Mr. Koenig helped negotiate and execute the sale of AREA to Ares Management in 2013. Prior to AREA, Mr. Koenig worked in various positions in investment bank including Goldman Sachs & Co. (1986-1994) and EF Hutton Inc. (1981-1986). From 1997-2014, Mr. Koenig served as the lead independent director and member of the compensation committee of Emeritus Corporation (NYSE: ESC) one of the largest publicly traded owners and operators of assisted living facilities in the country and helped oversee the sale of the company to Brookdale Senior Living (NYSE: BKD) in 2014. Mr. Koenig currently serves as Trustee for the Binghamton University Endowment Fund and is Chair of its Investment Committee and also provides consulting services for the U.S. investment activity of Profimex, an Israel based real estate investment firm. Mr. Koenig has a B.A. from Binghamton University and an MBA from Baruch College of the City University of N.Y.

We believe Mr. Koenig is well-qualified to serve as a member of our board due to his extensive and deep expertise in real estate, finance, acquisition and investment management.

Albert G. Rex, who has served as one of our directors since November 20, 2017, has served as the Managing Director of Walker & Dunlop, a commercial real estate finance company, since May 2012. In this role, Mr. Rex has been involved in over 1500 loans totaling more than $15 billion in transactions. Mr. Rex has over 40 years of experience in the financing and equity aspects of commercial real estate development throughout the U.S. with a focus on the Southeast region. Mr. Rex spent the majority of his career as a Managing Partner with Carey Kramer, a company he helped found in 1983 and ultimately owned solely from 2001 until it merged with Collateral Real Estate Capital in 2005. Collateral later merged with Laureate Capital, LLC in 2007, to form Grandbridge Real Estate Capital, LLC, a wholly-owned subsidiary of BB&T. Mr. Rex is a graduate of University of Florida with a degree in Finance and Real Estate and serves on their Real Estate Advisory Board. He is an active member of the Mortgage Bankers Association (MBA), Urban Land Institute (ULI), International Council of Shopping Centers (ICSC), and National Association of Industrial and Office Properties (NAIOP), where he has served as President of the South Florida Chapter.

We believe Mr. Rex is well-qualified to serve as a member of our board due to his experience in finance and capital markets.

Troy T. Taylor, who has served as one of our directors since November 20, 2017, has served as President of Algon Group, an advisory firm he founded, since 2002. Algon Group is a specialized financial firm providing sophisticated financial advisory services to stakeholders with complex, challenging, and financially distressed situations. Mr. Taylor has 25 years of experience including investment banking, restructuring (both in Chapter 11 and out-of-court) and senior management. Mr. Taylor has served as the Chief Restructuring Officer, Chief Executive Officer or Lead Financial Advisor in a broad range of industries including manufacturing, distribution, hospitality, real estate and retail. He has also served as a member of the Board of Directors of several public and private companies, including Keystone Consolidated Industries, Inc., Barjan, Inc., and 1-800-AutoTow, Inc. He currently serves as Vice Chairman of Hyperion Bank located in Philadelphia. Before 2002, Mr. Taylor served in various capacities with GMA Partners, Inc., KPMG Peat Marwick, LLP, Morgan Keegan & Company, Inc., Oppenheimer & Co., Inc. and Thomson McKinnon Securities, Inc. Mr. Taylor received his B.S. in Economics and his MBA from The Wharton School, University of Pennsylvania.

We believe Mr. Taylor is well-qualified to serve as a member of our board due to his experience in accounting, finance, capital markets and investment management.

Employees

As of the date hereof, the Company has no employees except its three executive officers who receive no compensation from the Company. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. The rules of NASDAQ and Rule 10A-3 of the Exchange Act as required by the rules of the NASDAQ, require that the audit committee and the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our audit committee of the board of directors consists of Messrs. Fong, Rex and Taylor (Chair), each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include:

●
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●
discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●
discussing with management major risk assessment and risk management policies;
●
monitoring the independence of the independent auditor;
●
verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●
reviewing and approving all related-party transactions;
●
inquiring and discussing with management our compliance with applicable laws and regulations;
●
pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●
appointing or replacing the independent auditor;
●
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●
approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee has been at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Taylor qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee of our board of directors consists of Messrs. Fong, Koenig, Rex (Chair), each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●
should have demonstrated notable or significant achievements in business, education or public service;
●
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●
should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Our compensation committee of the board of directors consists of Messrs. Birdoff, Koenig (Chair) and Taylor, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●
reviewing and approving the compensation of all of our other executive officers;
●
reviewing our executive compensation policies and plans;
●
implementing and administering our incentive compensation equity-based remuneration plans;
●
assisting management in complying with our proxy statement and annual report disclosure requirements;
●
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●
if required, producing a report on executive compensation to be included in our annual proxy statement; and
●
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017, there were no untimely reports, except for Form 3 filings for each of the officers and directors listed under Part III, Item 10.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that, subject to certain limitations, we shall indemnify our directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to our best interests and, in the case of criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to our best interests and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the amended and restated certificate of incorporation, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to our best interests or that the person had reasonable cause to believe that his conduct was unlawful.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the Company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in our amended and restated certificate of incorporation. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Conflicts of Interest

Below are potential conflicts of interest:

●
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●
In the course of their other business activities, our sponsor, officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented but barring such a conflict, must present target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations.
●
Unless we consummate our initial business combination, our officers, directors and sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●
The founder’s shares beneficially owned by our officers and directors will be released from escrow only if a business combination is successfully completed, and the private placement units including the underlying shares of common stock, rights and warrants, purchased by our sponsor will be worthless if a business combination is not consummated. Additionally, our officers and directors will not receive liquidation distributions with respect to any of their founder’s shares. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●
the corporation could financially undertake the opportunity;
●
the opportunity is within the corporation’s line of business; and
●
it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation, or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity that may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he or she might have. Accordingly, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our executive officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or obligations:

Individual	Entity	Entity’s Business	Affiliation
Richard Ackerman	None	-	-
Lori B. Wittman	IMH Financial Corporation	Real Estate Investment & Finance	Director
Bennet Kim	Sun Bay Senior Club	Adult Day Program	Chief Executive Officer
Richard Birdoff	RD Management and Realty Investors Development Corp.	Retail Real Estate Developer and Manager	Principal and Executive Vice President
Michael Fong	JF International Ltd.	Private Equity	Chairman and Chief Executive Officer
Stuart Koenig	None	-	-
Albert G. Rex	Walker & Dunlop	Commercial Real Estate Finance	Managing Director
Troy T. Taylor	Algon Group	Financial Advisory Services	President
	Hyperion Bank	Financial Institution	Vice Chairman

In addition, our executive officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months after the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time).

If we submit our initial business combination to our public stockholders for a vote, our sponsor, as well as all of our officers and directors have agreed to vote any shares held by them in favor of our initial business combination. If they purchase shares of common stock in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 11.
Executive Compensation.

Commencing on November 20, 2017 through the acquisition of a target business, we will pay our sponsor an aggregate fee of up to $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the administrative fee of up to $10,000 per month and the repayment of any loans made by our sponsor and our Chief Executive Officer to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 21, 2018 by:

●
each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●
each of our officers, directors and director nominees; and
●
all of our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the rights or warrants included in the units offered by this prospectus or the private placement units as these rights and warrants are not convertible or exercisable, respectively, within 60 days of the date of this prospectus.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock(2)
Big Rock Partners Sponsor, LLC	1,997,500	(3)	22.1%
Polar Asset Management Partners Inc.(4)	780,000		8.6%
Boothbay Absolute Return Strategies LP(5)	539,526		6.0%
Richard Ackerman	1,997,500	(3)(6)	22.1%
Lori B. Wittman(7)	-		-
Bennett Kim	-		-
Richard Birdoff	-		-
Michael Fong(7)	-		-
Stuart Koenig(7)	-		-
Albert G. Rex(7)	-		-
Troy T. Taylor(7)	-		-
All directors and executive officers as a group (8 individuals)	1,997,500	(3)	22.1%
__________
(1)
Unless otherwise indicated, the business address of each of the individuals is 2645 N. Federal Highway, Suite 230, Delray Beach, Florida 33483.
(2)
Based on 9,035,550 shares of the Company’s Common Stock outstanding as of March 21, 2018.
(3)
Richard Ackerman is the Company's President, Chairman and Chief Executive Officer and the managing member of Big Rock Partners Sponsor, LLC (the "Sponsor") and has the sole voting and dispositive power of the securities held by the Sponsor. Accordingly. Mr. Ackerman may be deemed to have beneficial ownership of such shares.
(4)
Information was obtained from a Schedule 13G filed on February 13, 2018 with the United States Securities and Exchange Commission (the “SEC”). The address for Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)
Information was obtained from a Schedule 13G/A filed on February 12, 2018 with the SEC. The shares are held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Boothbay Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Boothbay Adviser”). The Boothbay Adviser, in its capacity as the investment manager of the Boothbay Fund, has the power to vote and the power to direct the disposition of all shares held by the Boothbay Fund. Ari Glass is the Managing Member of the Boothbay Adviser. Accordingly, for the purposes of Reg. Section 240.13d-3, the reporting persons herein may be deemed to beneficially own an aggregate of 539,526 shares of common stock. Each of the Boothbay Fund, the Boothbay Adviser, and Mr. Glass disclaims beneficial ownership of the Shares reported herein except to the extent of the reporting person’s pecuniary interest therein. The address for each of the Boothbay Fund, the Boothbay Adviser, and Mr. Glass is 810 7th Avenue, Suite 615, New York, NY 10019.
(6)
Represents shares held by Big Rock Partners Sponsor, LLC, our sponsor, of which Mr. Ackerman is the managing member and has sole voting and investment power with respect to such shares. Ms. Wittman and Messrs. Fong, Koenig, Rex and Taylor hold economic interests in Big Rock Partners Sponsor, LLC and pecuniary interests in the securities held by Big Rock Partners Sponsor, LLC. Each of Ms. Wittman and Messrs. Fong, Koenig, Rex and Taylor disclaims beneficial ownership of such securities, except to the extent of his or her pecuniary interests.
(7)
Does not include shares held by Big Rock Partners Sponsor, LLC. This individual is a member of Big Rock Partners Sponsor, LLC as described in footnote 6.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

In September 2017, our sponsor purchased 1,437,500 shares of our common stock for an aggregate purchase price of $25,000 or approximately $0.017 per share. On November 20, 2017, the Company effectuated a 1.2-for-1 stock dividend of its common stock resulting in an aggregate of 1,725,000 founder's shares outstanding. All share and per share amounts have been retroactively restated to reflect the stock dividend.

Our sponsor purchased an aggregate of 250,000 private placement units (for a total purchase price of $2,500,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of the Initial Public Offering. Because the over-allotment option was exercised in full by the underwriters, our sponsor also purchased from us at a price of $10.00 per unit an additional 22,500 private placement units in an amount necessary to maintain in the trust account at $10.00 per unit sold to the public in this offering. These additional private placement units were also purchased in a private placement that occurred simultaneously with the purchase of units resulting from the exercise of the over-allotment option. We believe the purchase price of the private placement units is greater than the fair value of such units and therefore will not result in any share-based compensation expense. The private placement units are identical to the units being sold in this offering except that the warrants contained in the private placement units: (i) are not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the private placement units have agreed not to transfer, assign or sell any of their private placement units or the common stock issuable upon conversion of the underlying rights or exercise of the underlying warrants of the private placement units (except to certain permitted transferees), until after the completion of our initial business combination.

In order to meet our working capital needs following the consummation of the Initial Public Offering, our sponsor, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into private units at a price of $10.00 per unit. The units would be identical to the private placement units (which, for example, would result in the holders being issued 165,000 shares of common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination, as well as 75,000 warrants to purchase 75,000 shares). If we do not complete a business combination, the loans will be forgiven.

The holder of our founder’s shares issued and outstanding on the date of the Initial Public Offering, as well as the holders of the private placement units and any warrants our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to the Registration Rights Agreement among the Company and our sponsor. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the founder’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private placement units or private units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

During the year ended December 31, 2017, our sponsor loaned to us a total of $122,625 which was used in connection with a portion of the expenses of the Initial Public Offering. Also, during the year ended December 31, 2017 our Chief Executive Officer loaned to us $25,000 which was used in connection with a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the closing of the Initial Public Offering. The loans were repaid upon the closing of the Initial Public Offering out of the $500,000 of offering proceeds that were allocated to the payment of offering expenses.

Also, A/Z Property, an entity majority owned by Richard Ackerman, our Chairman, President and Chief Executive Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe A/Z Property has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you that A/Z Property will have sufficient liquid assets to satisfy such obligations if it is required to do so. Additionally, the agreement entered into by A/Z Property specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Our sponsor, which is affiliated with our officers and directors, has agreed that, commencing on November 20, 2017 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay our sponsor an aggregate of up to $10,000 per month for these services. Accordingly, our officers and directors will benefit from the transaction to the extent of their interest in our sponsor. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Palm Beach, Florida area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

Other than the administrative fee of up to $10,000 per month, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Messrs. Birdoff, Fong, Koenig, Rex and Taylor are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.
Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the period from September 18, 2017 (inception) through December 31, 2017 totaled $74,625. The above amounts include interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 18, 2017 (inception) through December 31, 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from September 18, 2017 (inception) through December 31, 2017.

All Other Fees. We did not pay Marcum for other services for the period from September 18, 2017 (inception) through December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.
Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
1.1
Underwriting Agreement, dated November 20, 2017, between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

1.2
Letter Agreement, dated November 20, 2017, between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.5
Right Agreement, dated November 20, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

4.6
Warrant Agreement, dated November 20, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

4.7
Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.1(a)
Letter Agreement, dated November 20, 2017, by and between the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.1(b)
Form of Letter, dated November 20, 2017, Agreement by and between the Company and its officers and directors. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.1(c)
Letter Agreement, dated November 20, 2017, by and between the Company and A/Z Property Partners, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.2
Investment Management Trust Account Agreement, dated November 20, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.3
Stock Escrow Agreement, dated November 20, 2017, between the Company, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.4
Registration Rights Agreement among the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.5
Administrative Services Agreement, dated November 20, 2017, between the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.6(a)
Securities Subscription Agreement, dated September 26, 2017, between the Registrant and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).

10.6(b)
Securities Subscription Agreement, dated November 20, 2017, between the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

10.7	Promissory Note, dated as of September 26, 2017, in favor of Richard Ackerman (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).
10.8
Promissory Note, dated as of September 26, 2017, in favor of Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).

10.9
Form of Indemnification Agreement, dated November 20, 2017, with the Company’s officers and directors (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document*.
101.SCH	XBRL Taxonomy Extension Schema Document*.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*.

*	Filed herewith
**	Furnished herewith

Item 16.
Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2018		BIG ROCK PARTNERS ACQUISITION CORP.

	By:	/s/ Richard Ackerman
Richard Ackerman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman, President and Chief Executive Officer
/s/ Richard Ackerman	(Principal Executive Officer)	March 23, 2018
Richard Ackerman

/s/ Lori B. Wittman	Chief Financial Officer and Director	March 23, 2018
Lori B. Wittman	(Principal Financial and Accounting Officer)

/s/ Richard Birdoff	Director	March 23, 2018
Richard Birdoff

/s/ Michael Fong	Director	March 23, 2018
Michael Fong

/s/ Stuart F. Koenig	Director	March 23, 2018
Stuart F. Koenig

/s/ Albert G. Rex	Director	March 23, 2018
Albert G. Rex

/s/ Troy T. Taylor	Director	March 23, 2018
Troy T. Taylor

BIG ROCK PARTNERS ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Big Rock Partners Acquisition Corp.

We have audited the accompanying balance sheet of Big Rock Partners Acquisition Corp. (the “Company”) as of December 31, 2017, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 18, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from September 18, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2017.
New York, NY
March 23, 2018

BIG ROCK PARTNERS ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2017

ASSETS
Current assets
Cash	$449,374
Prepaid expenses and other current assets	87,002
Total Current Assets	536,376

Marketable securities held in Trust Account	69,029,443
Total Assets	$69,565,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$85,671
Accrued offering costs	7,500
Total Current Liabilities	93,171

Commitments

Common stock subject to possible redemption, 6,444,515 shares at redemption value	64,472,647

Stockholders' Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,590,985 shares issued and outstanding (excluding 6,444,515 shares subject to possible redemption)	2,591
Additional paid-in capital	5,102,443
Accumulated deficit	(105,033)
Total Stockholders' Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,565,819

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 18, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Formation and operating costs	$134,476
Loss from operations	(134,476)

Other income:
Interest income	34,183
Unrealized loss on marketable securities held in Trust Account	(4,740)
Other income, net	29,443

Net loss	$(105,033)

Weighted average shares outstanding, basic and diluted (1)	1,888,881

Basic and diluted net loss per common share (2)	$(0.06)

(1)	Excludes an aggregate of up to 6,444,515 shares subject to redemption at December 31, 2017.
(2)
Net loss per common share - basic and diluted excludes interest income attributable to common stock subject to redemption of $5,845 for the period from September 18, 2017 (inception) through December 31, 2017 (see Note 2).

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM SEPTEMBER 18, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance – September 18, 2017 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,725,000	1,725	23,275	—	25,000

Sale of 6,900,000 Units, net of underwriting discount and offering expenses	6,900,000	6,900	66,820,681	—	66,827,581

Sale of Private Placement Units	272,500	273	2,724,727	—	2,725,000

Issuance of Representative Shares	138,000	138	(138)	—	—

Sale of Unit Purchase Option	—	—	100	—	100

Common stock subject to possible redemption	(6,444,515)	(6,445)	(64,466,202)	—	(64,472,647)

Net loss	—	—	—	(105,033)	(105,033)

Balance - December 31, 2017	2,590,985	$2,591	$5,102,443	$(105,033)	$5,000,001

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 18, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Cash Flows from Operating Activities:
Net loss	$(105,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(34,183)
Unrealized loss on marketable securities held in Trust Account	4,740
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87,002)
Accounts payable and accrued expenses	85,671
Net cash used in operating activities	(135,807)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	67,275,000
Proceeds from sale of Private Placement Units	2,725,000
Proceeds from Unit Purchase Option	100
Proceeds from promissory note – related parties	147,625
Repayment of promissory note - related parties	(147,625)
Payment of offering costs	(439,919)
Net cash provided by financing activities	69,585,181

Net Change in Cash	449,374
Cash – Beginning	—
Cash – Ending	$449,374

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$64,576,390
Change in value of common stock subject to redemption	$(103,743)
Accrued offering costs charged to additional paid in capital	$7,500

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Big Rock Partners Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on September 18, 2017. The Company was formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or entities that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the senior housing and care industry in the United States.

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target business with which to complete a Business Combination.

The registration statements for the Company’s Initial Public Offering were declared effective on November 20, 2017. On November 22, 2017, the Company consummated the Initial Public Offering of 6,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3. Each Unit consists of one share of common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share.

Simultaneously with the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Private Placement Units”) at a price of $10.00 per Unit in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), generating gross proceeds of $2,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On November 29, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 900,000 Units, and the sale of an additional 22,500 Private Placement Units at $10.00 per unit, generating total gross proceeds of $9,225,000. A total of $9,000,000 of the net proceeds were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $69,000,000.

At the closing of the Initial Public Offering, the Company issued EarlyBirdCapital and its designees 120,000 shares of common stock (the “Representative Shares”). On November 29, 2017, the Company issued an additional 18,000 Representative Shares for no consideration (see Note 7).

Transaction costs amounted to $2,172,419, consisting of $1,725,000 of underwriting fees and $447,419 of Initial Public Offering costs. In addition, at December 31, 2017, $449,374 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

The Company will provide its stockholders with the opportunity to redeem all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed (a) to vote their Founder’s Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any Founder’s Shares, Placement Shares and any Public Shares held by them in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until 12 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination) (the “Combination Period”). Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 20, 2017, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share), up to an aggregate of $1,380,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline, for each three month extension. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to Founder Shares, Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder’s Shares and Placement Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

In order to protect the amounts held in the Trust Account, A/Z Property Partners, LLC (“AZ Property Partners”), an entity majority owned and controlled by Richard Ackerman, the Company’s Chairman, President and Chief Executive Officer, has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. Additionally, the agreement entered into by AZ Property Partners specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that A/Z Property Partners will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017.

Marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,172,419 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from September 18, 2017 (inception) through December 31,
2017
Net loss	$(105,033)
Less: Income attributable to common stock subject to redemption	(5,845)
Adjusted net loss	$(110,878)

Weighted average shares outstanding, basic and diluted	1,888,881

Basic and diluted net loss per common share	$(0.06)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option of 900,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock, one Public Right and one Public Warrant. Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination (see Note 7). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased 250,000 Private Placement Units, at $10.00 per Private Placement Unit, for an aggregate purchase price of $2,500,000. On November 29, 2017, the Company consummated the sale of an additional 22,500 Private Placement Units at a price of $10.00 per unit, which were purchased by the Sponsor, generating gross proceeds of $225,000. Each Private Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one-half of one warrant (each, a “Placement Warrant”), each whole Placement Warrant exercisable to purchase one share of common stock at an exercise price of $11.50. The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Rights and the Placement Warrants will expire worthless.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that the Placement Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. In addition, the Private Placement Units and their component securities may not be transferable, assignable or salable until after the consummation of a Business Combination, subject to certain limited exceptions. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2017, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (“Founder’s Shares”) for an aggregate purchase price of $25,000. On November 20, 2017, the Company effectuated a 1.2-for-1 stock dividend of its common stock resulting in an aggregate of 1,725,000 Founder's Shares outstanding. The Founder’s Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and the Representative Shares (as defined in Note 6)). As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

The Initial Stockholders have agreed not to transfer, assign or sell any of the Founder’s Shares until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) with respect to 50% of the Founder Shares, the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, in each case, if subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Notes – Related Parties

On September 26, 2017, the Company issued to the Sponsor and its Chief Executive Officer, unsecured promissory notes pursuant to which the Company could borrow up to an aggregate amount of $150,000 and $25,000, respectively (the “Promissory Notes”). The Promissory Notes were non-interest bearing and payable on the earlier to occur of (i) December 31, 2018, or (ii) the consummation of the Initial Public Offering. The Promissory Notes were repaid on November 24, 2017.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on November 20, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the period from September 18, 2017 (inception) through December 31, 2017, the Company incurred $15,000 in fees for these services, of which $5,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at December 31, 2017.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 20, 2017, the holders of the Founder Shares, Private Placement Units (and their underlying securities), Representative Shares (as defined below) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. The holders of the majority of the Founder’s Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designees may participate in a “piggy-back” registration during the seven year period beginning on the effective date of the registration statement. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2017, there were no shares of preferred stock issued or outstanding.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2017, there were 2,590,985 shares of common stock issued and outstanding (excluding 6,444,515 shares of common stock subject to possible redemption), of which 225,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Stockholders would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on November 29, 2017, 225,000 Founder Shares are no longer subject to forfeiture.

Rights — Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of the completion of a Business Combination and November 22, 2018; provided in that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective 90 days following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●
in whole and not in part;
●
at a price of $0.01 per warrant;
●
at any time during the exercise period;
●
upon a minimum of 30 days’ prior written notice of redemption; and
●
if, and only if, the last sale price of the Company’s common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.
●
If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Representative Shares

At the closing of the Initial Public Offering, the Company issued EarlyBirdCapital and its designees 120,000 Representative Shares. On November 29, 2017, the Company issued an additional 18,000 Representative Shares for no consideration. The Company accounted for the Representative Shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company determined the fair value of Representative Shares to be $1,380,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter and its designees have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Unit Purchase Option

On November 22, 2017, the Company sold to EarlyBirdCapital, for $100, an option to purchase up to 600,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $6,000,000) commencing on the later of November 20, 2018 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from November 20, 2017. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $2,042,889 (or $3.40 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.05% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

Deferred tax asset
Net operating loss carryforward	$21,062
Unrealized loss on securities	995
Total deferred tax assets	22,057
Valuation allowance	(22,057)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following:

Federal
Current	$—
Deferred	(22,057)

State
Current	$—
Deferred	—
Change in valuation allowance	22,057
Income tax provision (benefit)	$—

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $100,293 available to offset future taxable income. These NOLs expire beginning in 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 18, 2017 (inception) through December 31, 2017, the change in the valuation allowance was $22,057.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Statutory federal income tax rate	(34.0)%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	13.0%
Change in valuation allowance	21.0%
Income tax provision (benefit)	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns for the period from September 18, 2017 (inception) through December 31, 2017 remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2017

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$69,029,443

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In January 2018, the Company withdrew $23,135 of interest income to pay its franchise tax obligations.