Form 10-Q
period 2018-03-31
Big Rock Partners Acquisition Corp.
filed 2018-05-15
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-38302

BIG ROCK PARTNERS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-2844431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2645 N. Federal Highway, Suite 230 Delray Beach, FL	33483
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (310) 734-2300

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒     No   ☐

As of May 14, 2018, there were 9,035,500 shares of the Company’s common stock, par value $0.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$267,191	$449,374
Prepaid expenses and other current assets	67,778	87,002
Total Current Assets	334,969	536,376

Marketable securities held in Trust Account	69,218,279	69,029,443
TOTAL ASSETS	$69,553,248	$69,565,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$61,004	$85,671
Accrued offering costs	-	7,500
Income tax payable	4,115	-
Total Current Liabilities	65,119	93,171

Commitments

Common stock subject to possible redemption, 6,429,718 and 6,444,515 shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	64,488,124	64,472,647

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,605,782 and 2,590,985 shares issued and outstanding (excluding 6,429,718 and 6,444,515 shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	2,606	2,591
Additional paid-in capital	5,086,951	5,102,443
Accumulated deficit	(89,552)	(105,033)
Total Stockholders’ Equity	5,000,005	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,553,248	$69,565,819

The accompanying notes are an integral part of the condensed financial statements.

 BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statement of Operations
(Unaudited)

Three Months Ended March 31, 2018

Operating costs	$192,374
Loss from operations	(192,374)

Other income:
Interest income	213,569
Unrealized loss on marketable securities held in Trust Account	(1,599)
Other income, net	211,970

Income before provision for income taxes	19,596
Provision for income taxes	(4,115)
Net Income	$15,481

Weighted average shares outstanding, basic and diluted (1)	2,590,985

Basic and diluted net loss per common share (2)	$(0.07)

(1)
Excludes an aggregate of up to 6,429,718 shares subject to possible redemption at March 31, 2018.

(2)
Net loss per common share - basic and diluted excludes interest income attributable to common stock subject to possible redemption of $185,056 for the three months ended March 31, 2018 (see Note 2).

The accompanying notes are an integral part of the condensed financial statements.

 BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statement of Cash Flows
(Unaudited)

Three Months Ended March 31, 2018
Cash Flows from Operating Activities:
Net income	$15,481
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(213,569)
Unrealized loss on marketable securities held in Trust Account	1,599
Changes in operating assets and liabilities:
Prepaid expenses	19,224
Accounts payable and accrued expenses	(24,667)
Income tax payable	4,115
Net cash used in operating activities	(197,817)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	23,134
Net cash provided by investing activities	23,134

Cash Flows from Financing Activities:
Payment of offering costs	(7,500)
Net cash used in financing activities	(7,500)

Net Change in Cash	(182,183)
Cash - Beginning	449,374
Cash - Ending	$267,191

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$15,477

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target business with which to complete a Business Combination.

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

At the closing of the Initial Public Offering, the Company issued EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designees 120,000 shares of common stock (the “Representative Shares”). On November 29, 2017, the Company issued an additional 18,000 Representative Shares for no consideration (see Note 7).

Transaction costs amounted to $2,172,419, consisting of $1,725,000 of underwriting fees and $447,419 of Initial Public Offering costs. In addition, at March 31, 2018, $267,191 of cash was held outside of the Trust Account and is available for working capital purposes.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Marketable securities held in Trust Account

At March 31, 2018 and December 31, 2017, the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2018, the Company withdrew $23,134 of interest income to pay its franchise tax obligations.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities as of December 31, 2017 at the new rate.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

Three Months Ended March 31, 2018
Net income	$15,481
Less: Income attributable to common stock subject to redemption	(185,056)
Adjusted net loss	$(169,575)

Weighted average shares outstanding, basic and diluted	2,590,985

Basic and diluted net loss per common share	$(0.07)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option of 900,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock, one Public Right and one-half of one Public Warrant. Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination (see Note 7). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased 250,000 Private Placement Units, at $10.00 per Private Placement Unit, for an aggregate purchase price of $2,500,000. On November 29, 2017, the Company consummated the sale of an additional 22,500 Private Placement Units at a price of $10.00 per unit, which were purchased by the Sponsor, generating gross proceeds of $225,000. Each Private Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one-half of one warrant (each, a “Placement Warrant”), each whole Placement Warrant exercisable to purchase one share of common stock at an exercise price of $11.50. The proceeds from the Private Placement Units were in part added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Rights and the Placement Warrants will expire worthless.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on November 20, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2018, the Company incurred $30,000 in fees for these services, of which $5,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at March 31, 2018 and December 31, 2017.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 20, 2017, the holders of the Founder Shares, Private Placement Units (and their underlying securities), Representative Shares (as defined below) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. The holders of the majority of the Founder’s Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, EarlyBirdCapital and its designees may participate in a “piggy-back” registration during the seven year period beginning on the effective date of the registration statement. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 2,605,782 and 2,590,985 shares of common stock issued and outstanding (excluding 6,429,718 and 6,444,515 shares of common stock subject to possible redemption), respectively.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at and March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31,2018	December 31,2017
Assets:
Marketable securities held in Trust Account	1	$69,218,279	$69,029,443

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Big Rock Partners Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Big Rock Partners Sponsor, LLC, a company affiliated with our Chairman, President and Chief Executive Officer. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2017 filed with the SEC on March 23, 2018. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended March 31, 2018, we had a net income of $15,481, which consists of interest income on marketable securities held in the Trust Account of $213,569, offset by operating costs of $192,374, an unrealized loss on marketable securities held in the Trust Account of $1,599, and a provision for income taxes of $4,115.

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

As of March 31, 2018, we had marketable securities held in the Trust Account of $69,218,279 (including approximately $218,000 of interest income, net of unrealized losses) consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2018, we withdrew $23,134 of interest income from the Trust Account to pay our franchise tax obligations.

For the three months ended March 31, 2018, cash used in operating activities amounted to $197,817, resulting primarily from interest earned on marketable securities held in the Trust Account of $213,569, offset by net income of $15,481 and an unrealized loss on marketable securities held in our Trust Account of $1,599. Changes in operating assets and liabilities used $1,328 of cash for operating activities.

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

As of March 31, 2018, we had $267,191 of cash held outside the Trust Account and available for working capital purposes. We intend to use the funds held outside the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We did not have any off-balance sheet arrangements as of March 31, 2018.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 23, 2018. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished.

 SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG ROCK PARTNERS ACQUISITION CORP.

Date: May 15, 2018	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Lori B. Wittman
Name: Lori B. Wittman
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)