Form 10-Q
period 2018-06-30
Big Rock Partners Acquisition Corp.
filed 2018-08-08
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 9,035,500 shares of the Company’s common stock, par value $0.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$139,613	$449,374
Prepaid expenses and other current assets	76,433	87,002
Total Current Assets	216,046	536,376

Marketable securities held in Trust Account	69,482,930	69,029,443
TOTAL ASSETS	$69,698,976	$69,565,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$204,386	$85,671
Income tax payable	13,063	—
Accrued offering costs	—	7,500
Total Current Liabilities	217,449	93,171

Commitments

Common stock subject to possible redemption, 6,412,916 and 6,444,515 shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	64,481,518	64,472,647

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,622,584 and 2,590,985 shares issued and outstanding (excluding 6,412,916 and 6,444,515 shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	2,623	2,591
Additional paid-in capital	5,093,540	5,102,443
Accumulated deficit	(96,154)	(105,033)
Total Stockholders’ Equity	5,000,009	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,698,976	$69,565,819

The accompanying notes are an integral part of the condensed financial statements.

  BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Operating costs	$271,810	$464,184
Loss from operations	(271,810)	(464,184)

Other income:
Interest income	272,482	486,051
Unrealized gain on marketable securities held in Trust Account	1,674	75
Other income	274,156	486,126

Income before provision for income taxes	2,346	21,942
Provision for income taxes	(8,948)	(13,063)
Net Income (Loss) Income	$(6,602)	$8,879

Weighted average shares outstanding, basic and diluted (1)	2,605,782	2,598,424

Basic and diluted net loss per common share (2)	$(0.06)	$(0.13)

(1)
Excludes an aggregate of up to 6,412,916 shares subject to possible redemption at June 30, 2018.

(2)
Net loss per common share - basic and diluted excludes interest income attributable to common stock subject to possible redemption of $158,321 and $355,325, respectively, for the three and six months ended June 30, 2018 (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

  BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statement of Cash Flows
(Unaudited)

Six Months Ended June 30, 2018
Cash Flows from Operating Activities:
Net income	$8,879
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(486,051)
Unrealized gain on marketable securities held in Trust Account	(75)
Changes in operating assets and liabilities:
Prepaid expenses	10,569
Accounts payable and accrued expenses	118,715
Income tax payable	13,063
Net cash used in operating activities	(334,900)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	32,639
Net cash provided by investing activities	32,639

Cash Flows from Financing Activities:
Payment of offering costs	(7,500)
Net cash used in financing activities	(7,500)

Net Change in Cash	(309,761)
Cash - Beginning	449,374
Cash - Ending	$139,613

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$8,871

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Big Rock Partners Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 18, 2017. The Company was formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or entities that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing on businesses in the senior housing and care industry in the United States.

All activity through June 30, 2018 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) of 6,900,000 units (the “Units”), the simultaneous sale of 272,500 units (the “Private Placement Units”) in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), and the Company’s search for a target business with which to complete a Business Combination.

The Company will have until November 22, 2018 to complete a Business Combination. If the Company anticipates that it may not be able to consummate a Business Combination by November 22, 2018, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination) (the “Combination Period”). Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 20, 2017, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share) for each three month extension, up to an aggregate of $1,380,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 2. LIQUIDITY

As of June 30, 2018, the Company had $139,613 in its operating bank accounts, $69,482,930 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $77,836. As of June 30, 2018, approximately $483,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has withdrawn approximately $33,000 of interest from the Trust Account in order to pay the Company’s taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

On July 30, 2018, an affiliate of the Sponsor, committed to provide an aggregate of $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination (see Note 8). To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. There are no amounts currently outstanding.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. Other than as described above, the Company’s officers and directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

The Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until November 22, 2018 (or May 22, 2019, if extended) to consummate an acquisition. There is no assurance that the Company will be able to do so prior to November 22, 2018 (or May 22, 2019, if extended).

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Marketable securities held in Trust Account

At June 30, 2018 and December 31, 2017, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2018, the Company withdrew $32,639 of interest income to pay its franchise tax obligations.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net (loss) income	$(6,602)	$8,879
Less: Interest income attributable to common stock subject to redemption	(158,321)	(355,325)
Adjusted net loss	$(164,923)	$(346,446)

Weighted average shares outstanding, basic and diluted	2,605,782	2,598,424

Basic and diluted net loss per common share	$(0.06)	$(0.13)

NOTE 4. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby commencing on November 20, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $60,000 in fees for these services, of which $5,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 20, 2017, the holders of the Company’s common stock prior to the Initial Public Offering (the “Founder Shares”), Private Placement Units (and their underlying securities), the shares issued to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) at the closing of the Initial Public Offering (the “Representative Shares”) and any Units that may be issued upon conversion of the working capital loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. The holders of the majority of the Founder’s Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Notwithstanding anything to the contrary, EarlyBirdCapital and its designees may participate in a “piggy-back” registration during the seven year period beginning on the effective date of the registration statement. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). If a Business Combination is not consummated for any reason, no fee will be due or payable.

Business Combination Advisory Agreement

The Company has engaged an advisor to assist the Company in obtaining commitments for a proposed financing in connection with a Business Combination. The Company will pay the advisor a cash fee for such services upon the consummation of a Business Combination consisting of either a structuring fee of $750,000 or an advisory fee equal to the greater of (i) 2.0% of the acquisition value (as defined in the agreement) or (ii) $1,500,000. In addition, the Company will pay a contingent cash placement fee with respect to commitments obtained for any financings, as defined in the agreement. If a Business Combination is not consummated for any reason, no fee will be due or payable.

Finder's Agreement

The Company has engaged EarlyBirdCapital to assist the Company in identifying a potential target for a Business Combination and to assist the Company in the course of its negotiation of a transaction with a potential target. The Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration (as defined in the finder's agreement) for such services upon the consummation of a Business Combination. If a Business Combination is not consummated for any reason, no fee will be due or payable.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 2,622,584 and 2,590,985 shares of common stock issued and outstanding, excluding 6,412,916 and 6,444,515 shares of common stock subject to possible redemption, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$69,482,930	$69,029,443

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 30, 2018, an affiliate of the Sponsor, committed to provide an aggregate of $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. There are no amounts currently outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2017 filed with the SEC on March 23, 2018. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on September 18, 2017 and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses or entities (a “Business Combination”). While our efforts in identifying a prospective target business for our initial Business Combination will not be limited to a particular industry or geographic region, we are focusing our search on identifying a prospective target business in the senior housing and care industry in the United States. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Placement Units that occurred simultaneously with the completion of our Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

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

For the three months ended June 30, 2018, we had a net loss of $6,602, which consists of operating costs of $271,810 and a provision for income taxes of $8,948, offset by interest income on marketable securities held in the Trust Account of $272,482 and an unrealized gain on marketable securities held in the Trust Account of $1,674.

For the six months ended June 30, 2018, we had net income of $8,879, which consists of interest income on marketable securities held in the Trust Account of $486,051 and an unrealized gain on marketable securities held in the Trust Account of $75, offset by operating costs of $464,184 and a provision for income taxes of $13,063.

Liquidity and Capital Resources

As of June 30, 2018, we had marketable securities held in the Trust Account of $69,482,930 (including approximately $483,000 of interest income and unrealized gains) consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2018, we withdrew approximately $33,000 of interest income from the Trust Account to pay our franchise tax obligations.

For the six months ended June 30, 2018, cash used in operating activities amounted to $334,900. Net income of $8,879 was impacted by interest earned on marketable securities held in the Trust Account of $486,051 and an unrealized gain on marketable securities held in our Trust Account of $75. Changes in operating assets and liabilities provided $142,347 of cash for operating activities.

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

As of June 30, 2018, we had $139,613 of cash held outside the Trust Account and available for working capital purposes. We intend to use the funds held outside the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On July 30, 2018, an affiliate of the Sponsor committed to provide us an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. There are no amounts currently outstanding. Based on the foregoing, we believe we will have sufficient cash to meet our needs through November 22, 2018 (or May 22, 2019, if extended), the date that we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, except as described above, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

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

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
**
Furnished.

  SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG ROCK PARTNERS ACQUISITION CORP.

Date: August 8, 2018	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Lori B. Wittman
Name: Lori B. Wittman
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)