Form 10-Q
period 2018-09-30
Big Rock Partners Acquisition Corp.
filed 2018-11-08
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 7, 2018, there were 9,035,500 shares of the Company’s common stock, par value $0.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

I TEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$77,086	$449,374
Prepaid expenses and other current assets	46,730	87,002
Total Current Assets	123,816	536,376

Marketable securities held in Trust Account	69,761,369	69,029,443
TOTAL ASSETS	$69,885,185	$69,565,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$327,523	$85,671
Income tax payable	48,052	—
Accrued offering costs	—	7,500
Total Current Liabilities	375,575	93,171

Commitments

Common stock subject to possible redemption, 6,397,438 and 6,444,515 shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	64,509,601	64,472,647

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,638,062 and 2,590,985 shares issued and outstanding (excluding 6,397,438 and 6,444,515 shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	2,638	2,591
Additional paid-in capital	5,065,442	5,102,443
Accumulated deficit	(68,071)	(105,033)
Total Stockholders’ Equity	5,000,009	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,885,185	$69,565,819

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	For the period from September 18, 2017 (inception) through September 30, 2017

Operating costs	$220,243	$684,427	$1,187
Loss from operations	(220,243)	(684,427)	(1,187)

Other income:
Interest income	283,390	769,441	—
Unrealized loss on marketable securities held in Trust Account	(74)	—	—
Other income, net	283,316	769,441	—

Income (loss) before provision for income taxes	63,073	85,014	(1,187)
Provision for income taxes	(34,989)	(48,052)	—
Net Income (Loss)	$28,084	$36,962	$(1,187)

Weighted average shares outstanding, basic and diluted (1)	2,622,584	2,606,566	1,500,000

Basic and diluted net loss per common share (2)	$(0.06)	$(0.19)	$(0.00)

(1)
Excludes an aggregate of up to 6,397,438 shares subject to possible redemption at September 30, 2018.

(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $188,243 and $542,726, respectively, for the three and nine months ended September 30, 2018 (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2018	For the period from September 18, 2017 (inception) through September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$36,962	$(1,187)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(769,441)	—
Changes in operating assets and liabilities:
Prepaid expenses	40,272	—
Accounts payable and accrued expenses	241,852	1,157
Income tax payable	48,052	—
Net cash used in operating activities	(402,303)	(30)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	37,515	—
Net cash provided by investing activities	37,515	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory notes – related parties	—	100,000
Payment of offering costs	(7,500)	(42,500)
Net cash (used in) provided by financing activities	(7,500)	82,500

Net Change in Cash	(372,288)	82,470
Cash - Beginning	449,374	—
Cash - Ending	$77,086	$82,470

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$36,954	$—
Deferred offering costs included in accrued offering costs	$—	$48,843

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Big Rock Partners Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 18, 2017. The Company was formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or entities (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing on businesses in the senior housing and care industry in the United States.

All activity through September 30, 2018 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) of 6,900,000 units (the “Units”) that occurred on November 22, 2017, the simultaneous sale of 272,500 units (the “Private Placement Units”) in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), and the Company’s search for a target business with which to complete a Business Combination.

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

NOTE 2. LIQUIDITY

As of September 30, 2018, the Company had $77,086 in its operating bank accounts, $69,761,369 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $67,657, which excludes franchise and income taxes payable of $184,102, of which such amounts will be paid from interest earned on the Trust Account.. As of September 30, 2018, approximately $761,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has withdrawn approximately $38,000 of interest from the Trust Account in order to pay the Company’s taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On July 30, 2018, an affiliate of the Sponsor, committed to provide an aggregate of $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination (see Note 4). To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. There are no amounts currently outstanding under this commitment.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except for the $200,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until November 22, 2018 (or May 22, 2019, if extended) to consummate an acquisition. There is no assurance that the Company will be able to do so prior to November 22, 2018 (or May 22, 2019, if extended).

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Marketable securities held in Trust Account

At September 30, 2018 and December 31, 2017, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2018, the Company withdrew $37,515 of interest income to pay its franchise tax obligations.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	For the period From September 18, 2017 (inception) through September 30, 2017
Net income (loss)	$28,084	$36,962	$(1,187)
Less: Income attributable to common stock subject to possible redemption	(188,243)	(542,726)	—
Adjusted net loss	$(160,159)	$(505,764)	$(1,187)

Weighted average shares outstanding, basic and diluted	2,622,584	2,606,566	1,500,000

Basic and diluted net loss per common share	$(0.06)	$(0.19)	$(0.00)

NOTE 4. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby commencing on November 20, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $15,000 and $75,000 in fees for these services, of which no amounts are currently due. Effective August 20, 2018, the Sponsor agreed to stop charging the Company the monthly administrative fee.

Related Party Loans

On July 30, 2018, an affiliate of the Sponsor has committed to provide an aggregate of $200,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. There are no amounts currently outstanding under this commitment.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 5. COMMITMENTS

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 2,638,062 and 2,590,985 shares of common stock issued and outstanding, excluding 6,397,438 and 6,444,515 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$69,761,369	$69,029,443

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

For the three months ended September 30, 2018, we had a net income of $28,084, which consists of interest income on marketable securities held in the Trust Account of $283,390, offset by operating costs of $220,243, an unrealized loss on marketable securities held in the Trust Account of $74 and a provision for income taxes of $34,989.

For the nine months ended September 30, 2018, we had net income of $36,962, which consists of interest income on marketable securities held in the Trust Account of $769,441, offset by operating costs of $684,427 and a provision for income taxes of $48,052.

For the period from September 18, 2017 (inception) through September 30, 2017, we had a net loss of $1,187, which consists of operating costs.

Liquidity and Capital Resources

As of September 30, 2018, we had marketable securities held in the Trust Account of $69,761,369 (including approximately $761,000 of interest income) consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2018, we withdrew approximately $38,000 of interest income from the Trust Account to pay our franchise tax obligations.

For the nine months ended September 30, 2018, cash used in operating activities amounted to $402,303. Net income of $36,962 was impacted by interest earned on marketable securities held in the Trust Account of $769,441. Changes in operating assets and liabilities provided $330,176 of cash for operating activities.

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

As of September 30, 2018, we had $77,086 of cash held outside the Trust Account and available for working capital purposes. We intend to use the funds held outside the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

An affiliate of the Sponsor has committed to provide us an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. There are no amounts currently outstanding under this commitment. Based on the foregoing, we believe we will have sufficient cash to meet our needs through November 22, 2018 (or May 22, 2019, if extended), the date that we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

We do not believe we will need to raise additional funds in order to meet expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, except as described above, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on November 20, 2017. Effective August 20, 2018, Sponsor agreed to stop charging the Company the monthly administrative fee.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to these short-term nature of the investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2018.

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

BIG ROCK PARTNERS ACQUISITION CORP.

Date: November 8, 2018	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Lori B. Wittman
Name: Lori B. Wittman
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)