Form 10-K
period 2018-12-31
Big Rock Partners Acquisition Corp.
filed 2019-03-15
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $69,747,000.

The number of shares outstanding of the registrant’s common stock, as of March 14, 2019, was 9,035,500.

BIG ROCK PARTNERS ACQUISITION CORP.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.  Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which are incorporated herein by this reference.

References in this 2018 Form 10-K to “we,” “us” or “our company” refer to Big Rock Partners Acquisition Corp. References in this 2018 Form 10-K to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares. References in this 2018 Form 10-K to our “management” or our “management team” refer to our officers and directors and references to our “sponsor” or our “initial stockholder” refer to Big Rock Partners Sponsor, LLC, a company affiliated with our Chairman, President and Chief Executive Officer. References in this 2018 Form 10-K to our “founder’s shares” refer to our shares of common stock initially purchased by our sponsor in a private sale prior to our initial public offering. References in this 2018 Form 10-K to our “private placement units” refer to the units sold in a private placement simultaneously with the closing of our initial public offering.

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

We will have until May 22, 2019 to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

●
degree of current or potential market acceptance of the products, processes or services

●
proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of the Initial Public Offering in order to be able to receive a pro rata share of the trust account.

Our sponsor, officers, directors and the Investor (as defined below) have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder’s shares, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 2,382,251, or approximately 34.5%, of the 6,900,000 public shares sold in the Initial Public Offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting, and that the 120,000 shares to be issued to EarlyBirdCapital upon the consummation of the Initial Public Offering are voted in favor of the transaction).

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

Extensions to Complete Business Combination

On November 17, 2018, we entered into an agreement (the “Agreement”) with the sponsor and BRAC Lending Group LLC (the “Investor”). Pursuant to the Agreement, the sponsor transferred an aggregate of 1,500,000 founder’s shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00. Pursuant to the Agreement, the sponsor agreed to take all actions reasonably necessary to extend the period of time the Company has to consummate a business combination up to two times for an aggregate of up to six months and the Investor agreed to loan us the funds necessary to obtain the extensions (the “Extension(s)”). On November 20, 2018, the Company issued an unsecured promissory note (the “First Note”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the first three-month Extension. On November 20, 2018, we issued a press release announcing that we had obtained the first three-month Extension to complete a business combination from November 22, 2018 to February 22, 2019. On February 21, 2019, the Company issued a second unsecured promissory note (the “Second Note, and together with the First Note, the “Notes”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the second three-month Extension. On February 22, 2019, we issued a press release announcing that we had obtained the second three-month Extension to complete a business combination from February 22, 2019 to May 22, 2019.

Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the Notes. Also, pursuant to the Agreement, the sponsor has agreed to be responsible for all liabilities of the Company as of November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The sponsor has also agreed to loan us the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a business combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a business combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Note, and any funds necessary for the working capital requirements of the Company following closing of the business combination. Any remaining amounts in excess of the Cap will be forgiven. If the Company does not consummate a business combination, all outstanding loans made by the sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

The founder’s shares transferred by the sponsor to the Investor will remain in escrow in the name of the Investor, subject to the terms of the Stock Escrow Agreement, dated November 20, 2017, among the Company, the Sponsor and Continental Stock Transfer & Trust Company. Additionally, the Sponsor assigned the registration rights it was granted, pursuant to the Registration Rights Agreement, dated November 20, 2017 between the Company and the sponsor, with respect to the founder’s shares to the Investor in connection with the transfer.

Liquidation if No Business Combination

If we have not completed an initial business combination by May 22, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this 2018 Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

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

Item 1A  Risk Factors

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2018 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until May 22, 2019 before receiving distributions from the trust account.

We have until May 22, 2019 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2018, there are 85,701,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of the underwriter’s option, conversion of outstanding rights (including private placement rights and the rights underlying the underwriter's option) and warrants (including the warrants contained in the private placement units and the underwriter’s option). As of December 31, 2018, there are no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this 2018 Form 10-K, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in trust are insufficient to allow us to operate until May 22, 2019, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until May 22, 2019, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination, as well as 75,000 warrants to purchase 75,000 shares).

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 22, 2019. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our securities are listed on Nasdaq. On January 7, 2019, we received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2017. We submitted a plan of compliance with Nasdaq and Nasdaq granted us an extension until May 22, 2019 to regain compliance with the rule by holding an annual meeting of stockholders.

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

Our initial stockholder and the Investor (as defined above) control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of December 31, 2018, our initial stockholder and the Investor own approximately 22.1% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor and initial stockholder, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination.

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

We issued rights to receive 690,000 shares of common stock and warrants to purchase 3,450,000 shares of common stock as part of the units offered in connection with the Initial Public Offering and rights to receive 27,250 shares of common stock and warrants to purchase 136,250 shares of common stock in connection with the Private Placement. We also issued unit purchase options to purchase 600,000 units to EarlyBirdCapital, Inc. (and/or its designees) which, if exercised, will result in the issuance of 600,000 shares of common stock, rights to receive 60,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock. We may also issue additional private units, which will be identical to the private placement units, to our sponsor, officers or directors in payment of working capital loans made to us as described in this 2018 Form 10-K. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon conversion or exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants, rights, or unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or warrants and options are exercised, you may experience dilution to your holdings.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this 2018 Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

The requirement that we complete an initial business combination by May 22, 2019 may give potential target businesses leverage over us in negotiating a business combination.

We have until May 22, 2019 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls, which requirement we are exempt from so long as we qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently maintain our principal executive offices at 2645 N. Federal Hwy, Suite 230, Delray Beach, Florida 33483. The cost for this space is included in the up to $10,000 per-month aggregate fee our sponsor charged us for general and administrative services, which commenced on the date of the Initial Public Offering pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Palm Beach, Florida area, that the fee charged by our sponsor was at least as favorable as we could have obtained from an unaffiliated person. Effective August 20, 2018, Sponsor agreed to stop charging us the monthly administrative fee. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

As of March 14, 2019, we had five holders of record of our common stock, two holders of record of our units, one holder of record of our warrants and one holder of record of our rights.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements and related notes included in this 2018 Form 10-K. This 2018 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2018 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Recent Developments

On November 17, 2018, we entered into an agreement (the “Agreement”) with the sponsor and BRAC Lending Group LLC (the “Investor”). Pursuant to the Agreement, the sponsor transferred an aggregate of 1,500,000 founder’s shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00. Pursuant to the Agreement, the sponsor agreed to take all actions reasonably necessary to extend the period of time the Company has to consummate a business combination up to two times for an aggregate of up to six months and the Investor agreed to loan us the funds necessary to obtain the extensions (the “Extension(s)”). On November 20, 2018, the Company issued an unsecured promissory note (the “First Note”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the first three-month Extension. On November 20, 2018, we issued a press release announcing that we had obtained the first three-month Extension to complete a business combination from November 22, 2018 to February 22, 2019. On February 21, 2019, the Company issued a second unsecured promissory note (the “Second Note, and together with the First Note, the “Notes”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the second three-month Extension. On February 22, 2019, we issued a press release announcing that we had obtained the second three-month Extension to complete a business combination from February 22, 2019 to May 22, 2019.

Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the Notes. Also, pursuant to the Agreement, the sponsor has agreed to be responsible for all liabilities of the Company as of November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The sponsor has also agreed to loan us the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a business combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a business combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Note, and any funds necessary for the working capital requirements of the Company following closing of the business combination. Any remaining amounts in excess of the Cap will be forgiven. If the Company does not consummate a business combination, all outstanding loans made by the sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

The founder’s shares transferred by the sponsor to the Investor will remain in escrow in the name of the Investor, subject to the terms of the Stock Escrow Agreement, dated November 20, 2017, among the Company, the Sponsor and Continental Stock Transfer & Trust Company. Additionally, the Sponsor assigned the registration rights it was granted, pursuant to the Registration Rights Agreement, dated November 20, 2017 between the Company and the sponsor, with respect to the founder’s shares to the Investor in connection with the transfer.

Results of Operations

Our entire activity since September 18, 2017 (inception) up to November 20, 2017 was in preparation for our Initial Public Offering. Since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had a net income of $66,101, which consists of interest income on marketable securities held in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) of $1,088,915, offset by operating costs of $1,006,503 and provision for income taxes of $16,311.

For the period from September 18, 2017 (inception) through December 31, 2017, we had a net loss of $105,033, which consists of operating costs of $134,476 and an unrealized loss on marketable securities held in a trust account of $4,740, offset by interest income on marketable securities held in the Trust Account of $34,183.

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

As of December 31, 2018, we had cash and marketable securities held in the Trust Account of $70,765,966 (including approximately $1,766,000 of interest income) consisting of U.S Treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. During the year ended December 31, 2018, we withdrew $42,392 of interest income from the Trust Account to pay our franchise tax obligations.

For the year ended December 31, 2018, cash used in operating activities amounted to $473,187. Net income of $66,101 was offset by interest earned on marketable securities held in the Trust Account of $1,088,915. Changes in operating assets and liabilities provided $549,627 of cash for operating activities.

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

As of December 31, 2018, we had $11,079 of cash held outside the Trust Account and available for working capital purposes. We intend to use the funds held outside the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to us. We began incurring these fees on November 20, 2017. Effective August 20, 2018, Sponsor agreed to stop charging us the monthly administrative fee.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
Richard Ackerman	60	Chairman, President and Chief Executive Officer
Lori B. Wittman	60	Chief Financial Officer and Director
Bennett Kim	46	Chief Investment Officer
Richard Birdoff	60	Director
Michael Fong	74	Director
Stuart F. Koenig	66	Director
Albert G. Rex	64	Director
Troy T. Taylor	61	Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018, there were no untimely reports.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 14, 2019 by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock(2)
BRAC Lending Group LLC(3)	1,500,000	16.6%
Polar Asset Management Partners Inc.(4)	817,500	9.0%
Big Rock Partners Sponsor, LLC	497,500(5)(7)	5.5%
Richard Ackerman	497,500(5)(7)	5.5%
HGC Investment Management Inc.(6)	480,678	5.3%
Lori B. Wittman(8)	-
Bennett Kim	-	-
Richard Birdoff	-	-
Michael Fong(8)	-	-
Stuart Koenig(8)	-	-
Albert G. Rex(8)	-	-
Troy T. Taylor(8)	-	-
All directors and executive officers as a group (8 individuals)	497,500(5)	5.5%
__________

(1)
Unless otherwise indicated, the business address of each of the individuals is 2645 N. Federal Highway, Suite 230, Delray Beach, Florida 33483.

(2)
Based on 9,035,500 shares of the Company’s Common Stock outstanding as of March 14, 2019.

(3)
Information was obtained from a Schedule 13D filed on November 26, 2018 with the United States Securities and Exchange Commission (the “SEC”). Each of David M. Nussbaum and Steven Levine is a managing member of BRAC Lending Group LLC. See Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments for additional information on the Agreement between the Company, the sponsor and BRAC Lending Group LLC.

(4)
Information was obtained from a Schedule 13G/A filed on February 12, 2019 with the SEC. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy MasterFund ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles. The address for Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)
Richard Ackerman is the Company's President, Chairman and Chief Executive Officer and the managing member of Big Rock Partners Sponsor, LLC (the "Sponsor") and has the sole voting and dispositive power of the securities held by the Sponsor. Accordingly. Mr. Ackerman may be deemed to have beneficial ownership of such shares.

(6)
Information was obtained from a Schedule 13G filed on February 13, 2019 with the SEC. HGC Investment Management Inc. (“HGC”) serves as the investment manager to HGC Arbitrage Fund LP (the “Fund”) with respect to the shares held by HGC on behalf of the Fund. The address of the business office of HGC is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(7)
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

(8)
Does not include shares held by Big Rock Partners Sponsor, LLC. This individual is a member of Big Rock Partners Sponsor, LLC as described in footnote 7.

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

Our sponsor, which is affiliated with our officers and directors, agreed that, commencing on November 20, 2017 through the earlier of our consummation of our initial business combination or our liquidation, it would make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We agreed to pay our sponsor an aggregate of up to $10,000 per month for these services. Effective August 20, 2018, the Sponsor agreed to stop charging us the monthly administrative fee.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017 totaled approximately $53,000 and $75,000, respectively. The above amounts include interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017.

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
10.1
Agreement, dated November 17, 2018, among the Company, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).

10.2	Stock Escrow Agent Letter, dated November 17, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
10.3	Registration Rights Assignment Agreement, dated November 17, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
10.4	Insider Letter, dated November 17, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
10.5	Promissory Note in favor of BRAC Lending Group LLC, dated November 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document*.
101.SCH	XBRL Taxonomy Extension Schema Document*.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*.

*	Filed herewith
**	Furnished herewith

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

BIG ROCK PARTNERS ACQUISITION CORP.

March 15, 2019	By:	/s/ Richard Ackerman
Richard Ackerman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Ackerman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2019
Richard Ackerman

/s/ Lori B. Wittman	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 15, 2019
Lori B. Wittman

	Director	March 15, 2019
Richard Birdoff

	Director	March 15, 2019
Michael Fong

/s/ Stuart F. Koenig	Director	March 15, 2019
Stuart F. Koenig

/s/ Albert G. Rex	Director	March 15, 2019
Albert G. Rex

/s/ Troy T. Taylor	Director	March 15, 2019
Troy T. Taylor

BIG ROCK PARTNERS ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Big Rock Partners Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Big Rock Partners Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.
New York, NY
March 15, 2019

BIG ROCK PARTNERS ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$11,079	$449,374
Prepaid expenses and other current assets	19,114	87,002
Total Current Assets	30,193	536,376

Cash and marketable securities held in Trust Account	70,765,966	69,029,443
Total Assets	$70,796,159	$69,565,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$551,099	$85,671
Accrued offering costs	—	7,500
Income tax payable	16,311	—
Total Current Liabilities	567,410	93,171

Promissory note payable	690,000	—
Total Liabilities	1,257,410	93,171

Commitments and Contengencies (Note 7)

Common stock subject to possible redemption, 6,310,461 and 6,444,515 shares at redemption value as of December 31, 2018 and 2017, respectively	64,538,743	64,472,647

Stockholders' Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,725,039 and 2,590,985 shares issued and outstanding (excluding 6,310,461 and 6,444,515 shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	2,725	2,591
Additional paid-in capital	5,036,213	5,102,443
Accumulated deficit	(38,932)	(105,033)
Total Stockholders' Equity	5,000,006	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,796,159	$69,565,819

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from September 18, 2017 (inception) through December 31,
	2018	2017

Formation and operating costs	$1,006,503	$134,476
Loss from operations	(1,006,503)	(134,476)

Other income (expense):
Interest income	1,088,915	34,183
Unrealized loss on marketable securities held in Trust Account	—	(4,740)
Other income, net	1,088,915	29,443

Income (loss) before provision for income taxes	82,412	(105,033)
Provision for income taxes	(16,311)	—
Net income (loss)	$66,101	$(105,033)

Weighted average shares outstanding, basic and diluted (1)	2,614,505	1,888,881

Basic and diluted net loss per common share (2)	$(0.29)	$(0.06)

(1)
Excludes an aggregate of up to 6,310,461 and 6,444,515 shares subject to possible redemption at December 31, 2018 and 2017, respectively.

(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $814,965 and $5,845 for the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017, respectively (see Note 2).

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance – September 18, 2017 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,725,000	1,725	23,275	—	25,000

Sale of 6,900,000 Units, net of underwriting discount and offering expenses	6,900,000	6,900	66,820,681	—	66,827,581

Sale of Private Placement Units	272,500	273	2,724,727	—	2,725,000

Issuance of Representative Shares	138,000	138	(138)	—	—

Sale of Unit Purchase Option	—	—	100	—	100

Common stock subject to possible redemption	(6,444,515)	(6,445	(64,466,202)	—	(64,472,647)

Net loss	—	—	—	(105,033)	(105,033)

Balance - December 31, 2017	2,590,985	$2,591	$5,102,443	$(105,033)	$5,000,001

Change in value of common stock subject to possible redemption	134,054	134	(66,230)	—	(66,096)

Net income	—	—	—	66,101	66,101

Balance – December 31, 2018	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	For the Period from September 18, 2017 (inception) through December 31, 2017

Cash Flows from Operating Activities:
Net income (loss)	$66,101	$(105,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,088,915)	(34,183)
Unrealized loss on marketable securities held in Trust Account	—	4,740
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	67,888	(87,002)
Accounts payable and accrued expenses	465,428	85,671
Income tax payable	16,311	—
Net cash used in operating activities	(473,187)	(135,807)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000)	(69,000,000)
Cash withdrawn from Trust Account to pay fanchise taxes	42,392	—
Net cash used in investing activities	(647,608)	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	67,275,000
Proceeds from sale of Private Placement Units	—	2,725,000
Proceeds from Unit Purchase Option	—	100
Proceeds from promissory note	690,000	—
Proceeds from promissory note – related party	—	147,625
Repayment of promissory note - related party	—	(147,625)
Payment of offering costs	(7,500)	(439,919)
Net cash provided by financing activities	682,500	69,585,181

Net Change in Cash	(438,295)	449,374
Cash – Beginning	449,374	—
Cash – Ending	$11,079	$449,374

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$64,576,390
Change in value of common stock subject to possible redemption	$66,096	$(103,743)
Accrued offering costs charged to additional paid in capital	$—	$7,500

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

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

All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target business with which to complete a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2017. On November 22, 2017, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3. Each Unit consists of one share of common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share.

Simultaneously with the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Private Placement Units”) at a price of $10.00 per Unit in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), generating gross proceeds of $2,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering, $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $2,172,419, consisting of $1,725,000 of underwriting fees and $447,419 of Initial Public Offering costs. At December 31, 2018, $11,079 of cash was held outside of the Trust Account and was available for working capital purposes.

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
DECEMBER 31, 2018

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed (a) to vote their Founder’s Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any Founder’s Shares, Placement Shares and any Public Shares held by them in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company initially had until November 22, 2018 to complete a Business Combination. However, if the Company anticipated that it could not be able to consummate a Business Combination by November 22, 2018, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination) (the “Combination Period”). Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 20, 2017, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share) for each three month extension, up to an aggregate of $1,380,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline.

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured loan from BRAC Lending Group LLC, an affiliate of the underwriter (the “Investor”). The loan is repayable upon the consummation of a Business Combination (see Note 6). On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 (see Note 10).

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
DECEMBER 31, 2018

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

Liquidity

As of December 31, 2018, the Company had $11,079 in its operating bank account, $70,765,966 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $1,029,364, which excludes franchise and income taxes payable of $197,853, of which such amounts will be paid from interest earned on the Trust Account. As of December 31, 2018, approximately $1,076,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has withdrawn approximately $42,000 of interest from the Trust Account in order to pay the Company’s taxes.

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

On November 17, 2018, the Company entered into an agreement with the Sponsor and the Investor, pursuant to which the Sponsor agreed to be responsible for all liabilities of the Company as of November 17, 2018 and to loan the Company the funds necessary to pay the expenses of the Company other than Business Combination expenses through the closing of a Business Combination when and as needed. If a Business Combination is not consummated, all outstanding loans made by the Sponsor will be forgiven (see Note 6). In addition, the Investor agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the Notes (as defined in Note 6). If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination (see Note 6).

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until May 22, 2019 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to May 22, 2019.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Cash and marketable securities held in Trust Account

At December 31, 2018 the assets held in the Trust Account were held in money market funds. At December 31, 2017, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2018, the Company withdrew $42,392 of interest income to pay its franchise tax obligations.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The Company completed its analysis which resulted in no material changes to the financial statements.

Net loss per common share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods presented.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31, 2018	For the Period from September 18, 2017 (inception) through December 31, 2017
Net income (loss)	$66,101	$(105,033)
Less: Income attributable to common stock subject to possible redemption	(814,965)	(5,845)
Adjusted net loss	$(748,864)	$(110,878)

Weighted average shares outstanding, basic and diluted	2,614,505	1,888,881

Basic and diluted net loss per common share	$(0.29)	$(0.06)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2017, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 20, 2017, the Company effectuated a 1.2-for-1 stock dividend of its common stock resulting in an aggregate of 1,725,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and the Representative Shares (as defined in Note 6)). As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on November 20, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company would pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended December 31, 2018 and for the period from September 18, 2017 (inception) through December 31, 2017, the Company incurred $75,000 and $15,000 in fees for these services, of which $0 and $5,000 is included in accounts payable and accrued expenses in the accompanying balance sheets, respectively. Effective August 20, 2018, the Sponsor agreed to stop charging the Company the monthly administrative fee.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at December 31, 2018 and 2017.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

6. INVESTOR AGREEMENT AND PROMISSORY NOTES

On November 17, 2018, the Company entered into an Agreement with the Sponsor and the Investor. Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founder’s Shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00.

Pursuant to the Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan the Company the funds necessary to obtain the extensions (the Extensions”). On November 20, 2018 and February 21, 2019, the Company issued unsecured promissory notes (the “Notes”) in favor of the Investor, in the original principal amount of $690,000 each (or an aggregate of $1,380,000), to provide the Company the funds necessary to obtain an aggregate of six-month Extensions. Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Notes. If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

The Sponsor has agreed to be responsible for all liabilities of the Company as of November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a business combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

7. COMMITMENTS AND CONTINGENCIES

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 2,725,039 and 2,590,985, respectively, shares of common stock issued and outstanding (excluding 6,310,461 and 6,444,515 shares of common stock subject to possible redemption, respectively).

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
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

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
DECEMBER 31, 2018

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

9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Deferred tax asset
Net operating loss carryforward	$21,062	$21,062
Unrealized loss on marketable securities	—	995
Total deferred tax assets	21,062	22,057
Valuation allowance	(21,062)	(22,057)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2018	For the Period from September 18, 2017 (inception) through December 31, 2017
Federal
Current	$16,311	$—
Deferred	995	(22,057)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(995)	22,057
Income tax provision	$16,311	$—

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

As of December 31, 2018, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $100,293 available to offset future taxable income. These NOLs expire beginning in 2038. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018, the change in the valuation allowance was $995.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 and 2017 is as follows:

	2018	2017
Statutory federal income tax rate	21.0%	(34.0)%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax rate change	0.0%	13.0%
Change in valuation allowance	(1.2)%	21.0%
Income tax provision (benefit)	19.8%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

10. FAIR VALUE MEASUREMENTS

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO BALANCE SHEET
DECEMBER 31, 2018

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$70,765,966	$69,029,443

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Investor Promissory Note

On February 21, 2019, the Company issued an unsecured promissory note to the Investor in the original principal amount of $690,000, to provide the Company the funds necessary to obtain the second three-month extension of time to consummate a Business Combination until May 22, 2019 (the “Second Extension”). The promissory note does not bear interest and matures upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding loan under the promissory note will be forgiven, except to the extent of any funds held outside of the Company's Trust Account after paying all other fees and expenses of the Company.

NASDAQ Notification

On January 7, 2019, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2017. The Company submitted a plan of compliance with Nasdaq and Nasdaq granted the Company an extension until May 22, 2019 to regain compliance with the rule by holding an annual meeting of stockholders.