Form 10-Q
period 2019-03-31
Big Rock Partners Acquisition Corp.
filed 2019-05-15
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒     No   ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one Right and one-half of one Warrant	BRPAU	The NASDAQ Stock Market LLC
Common Stock, par value $0.001 per share	BRPA	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	BRPAR	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	BRPAW	The NASDAQ Stock Market LLC

As of May 15, 2019, there were 9,035,500 shares of the Company’s common stock, par value $0.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

I TEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$1,818	$11,079
Prepaid expenses and other current assets	48,898	19,114
Total Current Assets	50,716	30,193

Cash and marketable securities held in Trust Account	71,657,035	70,765,966
Total Assets	$71,707,751	$70,796,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$446,368	$551,099
Income taxes payable	48,027	16,311
Total Current Liabilities	494,395	567,410

Promissory note payable	1,486,642	690,000
Total Liabilities	1,981,037	1,257,410

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 6,241,203 and 6,310,461 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	64,726,709	64,538,743

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,794,297 and 2,725,039 shares issued and outstanding (excluding 6,241,203 and 6,310,461 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	2,794	2,725
Additional paid-in capital	4,848,178	5,036,213
Retained earnings/(Accumulated deficit)	149,033	(38,932)
Total Stockholders’ Equity	5,000,005	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,707,751	$70,796,159

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating expenses	$163,181	$192,374
Loss from operations	(163,181)	(192,374)

Other income:
Interest income	382,862	213,569
Unrealized (loss) gain on marketable securities held in Trust Account	—	(1,599)
Other income, net	382,862	211,970

Income before provision for income taxes	219,681	19,596
Provision for income taxes	(31,716)	(4,115)
Net income (loss)	$187,965	$15,481

Weighted average shares outstanding, basic and diluted (1)	2,725,039	2,590,985

Basic and diluted net loss per common share (2)	$(0.03)	$(0.07)

(1)	Excludes an aggregate of up to 6,241,203 and 6,429,718 shares subject to possible redemption at March 31, 2019 and 2018, respectively.

(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $272,387 and $185,056, respectively, for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	2,590,985	$2,591	$5,102,443	$(105,033)	$5,000,001

Change in value of common stock subject to possible redemption	14,797	15	(15,492)	—	(15,477)

Net income	—	—	—	15,481	15,481

Balance – March 31, 2018 (unaudited)	2,605,782	$2,606	$5,086,951	$(89,552)	$5,000,005

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	69,258	69	(188,035)	—	(187,966)

Net income	—	—	—	187,965	187,965

Balance – March 31, 2019 (unaudited)	2,794,297	$2,794	$4,848,178	$149,033	$5,000,005

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$187,965	$15,481
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(382,862)	(213,569)
Unrealized loss on marketable securities held in Trust Account	—	1,599
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,784)	19,224
Accounts payable and accrued expenses	(104,731)	(24,667)
Income taxes payable	31,716	4,115
Net cash used in operating activities	(297,696)	(197,817)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000)	—
Cash withdrawn from Trust Account to pay franchise taxes	181,793	23,134
Net cash (used in) provided by investing activities	(508,207)	23,134

Cash Flows from Financing Activities:
Proceeds from promissory notes	861,642	—
Repayment of promissory notes	(65,000)	—
Payment of offering costs	—	(7,500)
Net cash provided by financing activities	796,642	(7,500)

Net Change in Cash	(9,261)	(182,183)
Cash – Beginning	11,079	449,374
Cash – Ending	$1,818	$267,191

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$187,966	$15,477

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
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

All activity through March 31, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) of 6,900,000 units (the “Units”) that occurred on November 22, 2017, the simultaneous sale of 272,500 units (the “Private Placement Units”) in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), and the Company’s search for a target business with which to complete a Business Combination.

The Company initially had until November 22, 2018 to complete a Business Combination. However, if the Company anticipated that it could not consummate a Business Combination by November 22, 2018, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination) (the “Combination Period”). Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 20, 2017, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees were required to deposit into the Trust Account $690,000 ($0.10 per share) for each three month extension, up to an aggregate of $1,380,000, or $0.20 per share, if the Company extended for the full six months, on or prior to the date of the applicable deadline.

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured loan from BRAC Lending Group LLC, an affiliate of the underwriter (the “Investor”). The loan is repayable upon the consummation of a Business Combination (see Note 4). On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 and deposited an additional $690,000 into the Trust Account.

NASDAQ Notification

On January 7, 2019, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2017. The Company submitted a plan of compliance with Nasdaq and Nasdaq granted the Company an extension until May 22, 2019 to regain compliance with the rule by holding an annual meeting of stockholders. The Company has scheduled its annual meeting of stockholders for May 21, 2019 (see Note 7).

NOTE 2. LIQUIDITY

As of March 31, 2019, the Company had $1,818 in its operating bank account, $71,657,035 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $345,652, which excludes franchise and income taxes payable of $98,027, of which such amounts will be paid from interest earned on the Trust Account. As of March 31, 2019, approximately $1,277,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn approximately $224,000 of interest from the Trust Account in order to pay the Company’s taxes, of which approximately $182,000 was withdrawn during the three months ended March 31, 2019.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

On November 17, 2018, the Company entered into an agreement (the “Agreement”) with the Sponsor and the Investor, pursuant to which the Sponsor agreed to be responsible for all liabilities of the Company as of November 17, 2018 and to loan the Company the funds necessary to pay the expenses of the Company other than Business Combination expenses through the closing of a Business Combination when and as needed. If a Business Combination is not consummated, all outstanding loans made by the Sponsor will be forgiven (see Note 4). In addition, the Investor agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the Notes (as defined in Note 4). If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination (see Note 4).

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until May 22, 2019 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to May 22, 2019 (see Note 7).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were held in money market funds. During the three months ended March 31, 2019, the Company withdrew $181,793 of interest income to pay its franchise tax obligations.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$187,965	$15,481
Less: Income attributable to common stock subject to possible redemption	(272,387)	(185,056)
Adjusted net loss	$(84,4228)	$(169,575)

Weighted average shares outstanding, basic and diluted	2,725,039	2,590,985

Basic and diluted net loss per common share	$(0.03)	$(0.07)

NOTE 4. INVESTOR AGREEMENT AND PROMISSORY NOTES

On November 17, 2018, the Company entered into an Agreement with the Sponsor and the Investor. Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founder’s Shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00.

Pursuant to the Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan the Company the funds necessary to obtain the extensions (the Extensions”). On November 20, 2018 and February 21, 2019, the Company issued unsecured promissory notes (the “Notes”) in favor of the Investor, in the original principal amount of $690,000 each (or an aggregate of $1,380,000), to provide the Company the funds necessary to obtain an aggregate of six-month Extensions. Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Notes. If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination. As of March 31, 2019, the outstanding balance under the Notes amounted to an aggregate of $1,380,000.

The Sponsor has agreed to be responsible for all liabilities of the Company as of November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven. At March 31, 2019, the outstanding balance under this loan amounted to $106,642.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 2,794,297 and 2,725,039, respectively, shares of common stock issued and outstanding (excluding 6,241,203 and 6,310,461 shares of common stock subject to possible redemption, respectively).

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Company has scheduled its annual meeting of stockholders for May 21, 2019, pursuant to which it will seek stockholder approval to, among other matters, extend the time by which the Company has to complete a Business Combination from May 22, 2019 to August 22, 2019. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2018 filed with the SEC on March 15, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On November 17, 2018, we entered into an agreement (the “Agreement”) with the Sponsor and BRAC Lending Group LLC (the “Investor”). Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founder’s Shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00. Pursuant to the Agreement, the Sponsor agreed to take all actions reasonably necessary to extend the period of time we have to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan us the funds necessary to obtain the extensions (the “Extension(s)”). On November 20, 2018, we issued an unsecured promissory note (the “First Note”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the first three-month Extension. On November 20, 2018, we issued a press release announcing that we had obtained the first three-month Extension to complete a Business Combination from November 22, 2018 to February 22, 2019. On February 21, 2019, we issued a second unsecured promissory note (the “Second Note, and together with the First Note, the “Notes”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the second three-month Extension. On February 22, 2019, we issued a press release announcing that we had obtained the second three-month Extension to complete a Business Combination from February 22, 2019 to May 22, 2019.

Pursuant to the Agreement, the Investor has also agreed to loan us all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Notes. Also, pursuant to the Agreement, the Sponsor has agreed to be responsible for all our liabilities as of November 17, 2018, except for liabilities associated with the possible redemption of shares by our shareholders, as described in our Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan us the funds necessary to pay our expenses other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for us to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Note, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

The Founder’s Shares transferred by the Sponsor to the Investor will remain in escrow in the name of the Investor, subject to the terms of the Stock Escrow Agreement, dated November 20, 2017, among us, the Sponsor and Continental Stock Transfer & Trust Company. Additionally, the Sponsor assigned the registration rights it was granted, pursuant to the Registration Rights Agreement, dated November 20, 2017 between us and the Sponsor, with respect to the Founder’s Shares to the Investor in connection with the transfer.

We have scheduled our annual meeting of stockholders for May 21, 2019, pursuant to which we will seek stockholder approval to, among other matters, extend the time by which we have to complete a Business Combination from May 22, 2019 to August 22, 2019. There is no assurance that our stockholders will vote to approve the extension of time with which we have to complete a Business Combination. If we do not obtain stockholder approval, we would wind up our affairs and liquidate.

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

For the three months ended March 31, 2019, we had a net income of $187,965, which consists of interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $382,862, offset by operating costs of $163,181 and provision for income taxes of $31,716.

For the three months ended March 31, 2018, we had a net income of $15,481, which consists of interest income on securities held in the Trust Account of $213,569, offset by operating costs of $192,374, an unrealized loss on marketable securities held in the Trust Account of $1,599, and a provision for income taxes of $4,115.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and marketable securities held in the Trust Account of $71,657,035 (including approximately $1,277,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn approximately $224,000 of interest from the Trust Account in order to pay our income and franchise taxes, of which approximately $182,000 was withdrawn during the three months ended March 31, 2019.

For the three months ended March 31, 2019, cash used in operating activities amounted to $297,696. Net income of $187,965 was the result of interest earned on securities held in the Trust Account of $382,862, offset by changes in operating assets and liabilities, which used $102,799 of cash for operating activities.

For the three months ended March 31, 2018, cash used in operating activities amounted to $197,817. Net income of $15,481 was the result of interest earned on marketable securities held in the Trust Account of $213,569, offset by an unrealized loss on marketable securities held in our Trust Account of $1,599 and changes in operating assets and liabilities, which used $1,328 of cash for operating activities.

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

As of March 31, 2019, the Sponsor has loaned us an aggregate of $106,642 in order to pay our Non-Business Combination Related Expenses. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Note, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

BIG ROCK PARTNERS ACQUISITION CORP.

Date: May 15, 2019	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Lori B. Wittman
Name: Lori B. Wittman
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)