Form 10-Q
period 2019-06-30
Big Rock Partners Acquisition Corp.
filed 2019-08-14
CIK 1719406

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
(Former name, former address and former fiscal year if changed since last report)

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

As of August 14, 2019, there were 6,915,728 shares of the Company’s common stock, par value $0.001, issued and outstanding.

P ART I - FINANCIAL INFORMATION

I TEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$1,394	$11,079
Prepaid expenses and other current assets	39,883	19,114
Total Current Assets	41,277	30,193

Cash and marketable securities held in Trust Account	50,061,450	70,765,966
Total Assets	$50,102,727	$70,796,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$432,448	$551,099
Income taxes payable	88,703	16,311
Total Current Liabilities	521,151	567,410

Promisorry note - related party	206,865	—
Promissory notes payable	1,380,000	690,000
Total Liabilities	2,108,016	1,257,410

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 4,114,378 and 6,310,461 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	42,994,703	64,538,743

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,801,350 and 2,725,039 shares issued and outstanding (excluding 4,114,378 and 6,310,461 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	2,801	2,725
Additional paid-in capital	4,672,153	5,036,213
Retained earnings/(Accumulated deficit)	325,054	(38,932)
Total Stockholders’ Equity	5,000,008	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,102,727	$70,796,159

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses	$175,742	$271,810	$338,923	$464,184
Loss from operations	(175,742)	(271,810)	(338,923)	(464,184)

Other income:
Interest income	392,439	272,482	775,301	486,051
Unrealized gain on marketable securities held in Trust Account	—	1,674	—	75
Other income, net	392,439	274,156	775,301	486,126

Income before provision for income taxes	216,697	2,346	436,378	21,942
Provision for income taxes	(40,676)	(8,948)	(72,392)	(13,063)
Net income (loss)	$176,021	$(6,602)	$363,986	$8,879

Weighted average shares outstanding, basic and diluted (1)	2,794,297	2,605,782	2,759,859	2,598,424

Basic and diluted net loss per common share (2)	$(0.03)	$(0.06)	$(0.06)	$(0.13)

(1)	Excludes an aggregate of up to 4,114,378 and 6,412,916 shares subject to possible redemption at June 30, 2019 and 2018, respectively.

(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $259,727 and $158,321 for the three months ended June 30, 2019 and 2018, respectively, and $518,924 and $355,325, for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended June 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	2,590,985	$2,591	$5,102,443	$(105,033)	$5,000,001

Change in value of common stock subject to possible redemption	14,797	15	(15,492)	—	(15,477)

Net income	—	—	—	15,481	15,481

Balance – March 31, 2018 (unaudited)	2,605,782	2,606	5,086,951	(89,552)	5,000,005

Change in value of common stock subject to possible redemption	16,802	17	6,589	—	6,606

Net income	—	—	—	(6,602)	(6,602)

Balance – June 30, 2018 (unaudited)	2,622,584	$2,623	$5,093,540	$(96,154)	$5,000,009

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	69,258	69	(188,035)	—	(187,966)

Net income	—	—	—	187,965	187,965

Balance – March 31, 2019 (unaudited)	2,794,297	2,794	4,848,178	149,033	5,000,005

Change in value of common stock subject to possible redemption	7,053	7	(367,234)	—	(367,227)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	191,209	—	191,209

Net income	—	—	—	176,021	176,021

Balance – June 30, 2019 (unaudited)	2,801,350	$2,801	$4,672,153	$325,054	$5,000,008

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$363,986	$8,879
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(775,301)	(486,051)
Unrealized gain on marketable securities held in Trust Account	—	(75)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,769)	10,569
Accounts payable and accrued expenses	(118,651)	118,715
Income taxes payable	72,392	13,063
Net cash used in operating activities	(478,343)	(334,900)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	22,099,233	—
Investment of cash in Trust Account	(690,000)	—
Cash withdrawn from Trust Account to pay franchise taxes	261,793	32,639
Net cash provided by investing activities	21,671,026	32,639

Cash Flows from Financing Activities:
Proceeds from promissory notes	690,000	—
Proceeds from promissory note - related party	271,865	—
Repayment of promissory note - related party	(65,000)	—
Redemption of common stock	(22,099,233)	—
Payment of offering costs	—	(7,500)
Net cash used in financing activities	(21,202,368)	(7,500)

Net Change in Cash	(9,685)	(309,761)
Cash – Beginning	11,079	449,374
Cash – Ending	$1,394	$139,613

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$555,193	$8,871
Capital contribution to Trust Account	$191,209	$—

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
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

All activity through June 30, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) of 6,900,000 units (the “Units”) that occurred on November 22, 2017, the simultaneous sale of 272,500 units (the “Private Placement Units”) in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), and the Company’s search for a target business with which to complete a Business Combination.

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

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured promissory note from BRAC Lending Group LLC, an affiliate of the underwriter (the “Investor”)(see Note 4). The note is repayable upon the consummation of a Business Combination (see Note 4). On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 and deposited an additional $690,000 into the Trust Account.

On May 21, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination to August 22, 2019 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. The Company paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extended Date. Through June 30, 2019, the Company deposited an aggregate of $191,209 into the Trust Account,  which was contributed to the Trust Account by a third party and is not required to be repaid by the Company. Accordingly, the Company has recorded this amount as a credit to additional paid in capital in the accompanying condensed statements of stockholders’ equity. In July 2019, the Company deposited an additional $95,605 into the Trust Account for the third, and final, 30-day extension period. The Company now has until August 22, 2019 to consummate a Business Combination (see Note 7). In order to pay for part of the third extension payment, the Company issued an unsecured promissory note (the “Note”) in favor of the Investor, in the original principal amount of $6,814. The Note does not bear interest and matures upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company's Trust Account after paying all other fees and expenses of the Company.

The Company has scheduled a special meeting of stockholders for August 21, 2019, pursuant to which it will seek stockholder approval to, among other matters, amend the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from August 22, 2019 to November 22, 2019. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate (see Note 7).

NASDAQ Notification

On January 7, 2019, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2017. The Company submitted a plan of compliance with Nasdaq and Nasdaq granted the Company an extension until May 22, 2019 to regain compliance with the rule by holding an annual meeting of stockholders. The Company held its annual meeting of stockholders on May 21, 2019 and, accordingly, the Staff determined that the Company is currently in compliance with Nasdaq Listing Rule 5620(a) for continued listing and the matter was closed.

On August 9, 2019, the Company received a notice from the Staff stating that the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. The Company has until September 23, 2019 to provide Nasdaq with a specific plan to achieve and sustain compliance with the listing requirement. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on Nasdaq.

The Company intends to submit a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company's plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Rule. If Nasdaq does not accept the Company's plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 2. LIQUIDITY

As of June 30, 2019, the Company had $1,394 in its operating bank account, $50,061,450 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $371,171, which excludes franchise and income taxes payable of $108,703, of which such amounts will be paid from interest earned on the Trust Account. As of June 30, 2019, approximately $1,112,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn approximately $304,000 of interest from the Trust Account in order to pay the Company’s taxes, of which approximately $262,000 was withdrawn during the six months ended June 30, 2019.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until August 22, 2019 (or November 22, 2019, if the extension amendment is approved) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to August 22, 2019 (or November 22, 2019, if the extension amendment is approved).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Cash and marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were held in money market funds. During the six months ended June 30, 2019, the Company withdrew $261,793 of interest income to pay its franchise tax obligations.

Net loss per common share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$176,021	$(6,602)	$363,986	$8,879
Less: Income attributable to common stock subject to possible redemption	(259,727)	(158,321)	(518,924)	(355,325)
Adjusted net loss	$(83,706)	$(164,923)	$(154,938)	$(346,446)

Weighted average shares outstanding, basic and diluted	2,794,297	2,605,782	2,759,859	2,598,424

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.06)	$(0.13)

NOTE 4. INVESTOR AGREEMENT AND PROMISSORY NOTES

On November 17, 2018, the Company entered into an Agreement with the Sponsor and the Investor. Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founders Shares (as defined in Note 5) to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00.

Pursuant to the Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan the Company the funds necessary to obtain the extensions (the Extensions”). On November 20, 2018 and February 21, 2019, the Company issued unsecured promissory notes (the “Notes”) in favor of the Investor, in the original principal amount of $690,000 each (or an aggregate of $1,380,000), to provide the Company the funds necessary to obtain an aggregate of six-month Extensions. Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Notes. If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination. As of June 30, 2019, the outstanding balance under the Notes amounted to an aggregate of $1,380,000.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The Sponsor has agreed to be responsible for all liabilities of the Company as of November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven. At June 30, 2019, the outstanding balance under this loan amounted to $206,865.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 2,801,350 and 2,725,039, respectively, shares of common stock issued and outstanding (excluding 4,114,378 and 6,310,461 shares of common stock subject to possible redemption, respectively).

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In July 2019, the Company deposited $95,605 into the Trust Account for the third, and final, 30-day extension period. The Company now has until August 22, 2019 to consummate a Business Combination. In order to pay for part of the third extension payment, the Company issued an unsecured promissory note (the “Promissory Note”) in favor of the Investor, in the original principal amount of $6,814. The Note does not bear interest and matures upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company's Trust Account after paying all other fees and expenses of the Company.

The Company has scheduled a special meeting of stockholders for August 21, 2019, pursuant to which it will seek stockholder approval to, among other matters, amend the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from August 22, 2019 to November 22, 2019. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

On August 9, 2019, the Company received a notice from the Staff stating that the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. The Company has until September 23, 2019 to provide Nasdaq with a specific plan to achieve and sustain compliance with the listing requirement. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on Nasdaq.

The Company intends to submit a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company's plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Rule. If Nasdaq does not accept the Company's plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Big Rock Partners Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Big Rock Partners Sponsor, LLC, a company affiliated with our Chairman, President and Chief Executive Officer. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Special Note Regarding Forward-Looking Statements

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

Recent Developments

On November 17, 2018, we entered into an agreement (the “Agreement”) with the Sponsor and BRAC Lending Group LLC (the “Investor”). Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founders Shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00. Pursuant to the Agreement, the Sponsor agreed to take all actions reasonably necessary to extend the period of time we have to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan us the funds necessary to obtain the extensions (the “Extension(s)”). On November 20, 2018, we issued an unsecured promissory note (the “First Note”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the first three-month Extension. On November 20, 2018, we issued a press release announcing that we had obtained the first three-month Extension to complete a Business Combination from November 22, 2018 to February 22, 2019. On February 21, 2019, we issued a second unsecured promissory note (the “Second Note, and together with the First Note, the “Notes”) in favor of the Investor, in the original principal amount of $690,000, to provide us the funds necessary to obtain the second three-month Extension. On February 22, 2019, we issued a press release announcing that we had obtained the second three-month Extension to complete a Business Combination from February 22, 2019 to May 22, 2019.

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

On May 21, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination to August 22, 2019 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. We paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extended Date. Through June 30, 2019, we deposited an aggregate of $286,814 into the Trust Account, of which $191,209 was contributed to the Trust Account by a third party and is not required to be repaid by us. In July 2019, we deposited an additional $95,605 into the Trust Account for the third, and final, 30-day extension period. We now have until August 22, 2019 to consummate a Business Combination. In order to pay for part of the third extension payment, we issued an unsecured promissory note (the “Note”) in favor of the Investor, in the original principal amount of $6,814. The Note does not bear interest and matures upon closing of a Business Combination. If we fail to consummate a Business Combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all of our other fees and expenses.

We have scheduled a special meeting of stockholders for August 21, 2019, pursuant to which we will seek stockholder approval to, among other matters, amend our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from August 22, 2019 to November 22, 2019. There is no assurance that our stockholders will vote to approve the extension of time with which we have to complete a Business Combination. If we do not obtain stockholder approval, we would wind up its affairs and liquidate.

On August 9, 2019, we received a notice from the Staff stating that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. We have until September 23, 2019 to provide Nasdaq with a specific plan to achieve and sustain compliance with the listing requirement. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on Nasdaq.

We intend to submit a plan to regain compliance within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

For the three months ended June 30, 2019, we had a net income of $176,021, which consists of interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $392,439, offset by operating costs of $175,742 and provision for income taxes of $40,676.

For the six months ended June 30, 2019, we had a net income of $363,986, which consists of interest income on securities held in the Trust Account of $775,301, offset by operating costs of $338,923 and provision for income taxes of $72,392.

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

Liquidity and Capital Resources

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $50,061,450 (including approximately $1,112,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn approximately $304,000 of interest from the Trust Account in order to pay our income and franchise taxes, of which approximately $262,000 was withdrawn during the six months ended June 30, 2019.

For the six months ended June 30, 2019, cash used in operating activities amounted to $478,343. Net income of $363,986 was the result of interest earned on securities held in the Trust Account of $775,301, offset by changes in operating assets and liabilities, which used $67,028 of cash for operating activities.

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

As of June 30, 2019, the Sponsor has loaned us an aggregate of $206,865 in order to pay our Non-Business Combination Related Expenses. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Note, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

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

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 21, 2019, the Company’s stockholders approved to amend its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination to August 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. The Company paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. For additional information, see Note 1 to the condensed financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on May 22, 2019)
31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG ROCK PARTNERS ACQUISITION CORP.

Date: August 14, 2019	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Lori B. Wittman
Name: Lori B. Wittman
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)