Form 10-Q
period 2019-09-30
Big Rock Partners Acquisition Corp.
filed 2019-11-14
CIK 1719406

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, there were 6,068,840 shares of the Company’s common stock, par value $0.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

I TEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$194,280	$11,079
Prepaid expenses and other current assets	13,750	19,114
Total Current Assets	208,030	30,193

Cash and marketable securities held in Trust Account	41,477,046	70,765,966
Total Assets	$41,685,076	$70,796,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$537,306	$551,099
Income taxes payable	104,439	16,311
Total Current Liabilities	641,745	567,410

Promissory note – related party	327,198	—
Promissory notes payable	1,464,814	690,000
Total Liabilities	2,433,757	1,257,410

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 3,258,579 and 6,310,461 shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	34,251,313	64,538,743

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,810,261 and 2,725,039 shares issued and outstanding (excluding 3,258,579 and 6,310,461 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	2,810	2,725
Additional paid-in capital	4,612,947	5,036,213
Retained earnings/(Accumulated deficit)	384,249	(38,932)
Total Stockholders’ Equity	5,000,006	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,685,076	$70,796,159

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating expenses	$183,305	$220,243	$522,228	$684,427
Loss from operations	(183,305)	(220,243)	(522,228)	(684,427)

Other income:
Interest income	258,236	283,390	1,033,537	769,441
Unrealized loss on marketable securities held in Trust Account	—	(74)	—	—
Other income, net	258,236	283,316	1,033,537	769,441

Income before provision for income taxes	74,931	63,073	511,309	85,014
Provision for income taxes	(15,736)	(34,989)	(88,128)	(48,052)
Net income	$59,195	$28,084	$423,181	$36,962

Weighted average shares outstanding, basic and diluted (1)	2,801,350	2,622,584	2,773,842	2,606,566

Basic and diluted net loss per common share (2)	$(0.04)	$(0.06)	$(0.09)	$(0.19)

(1)	Excludes an aggregate of 3,258,579 and 6,397,438 shares subject to possible redemption at September 30, 2019 and 2018, respectively.

(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $159,486 and $188,243 for the three months ended September 30, 2019 and 2018, respectively, and $658,996 and $542,726, for the nine months ended September 30, 2019 and 2018, respectively. (See Note 3)

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)

Three and Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	2,590,985	$2,591	$5,102,443	$(105,033)	$5,000,001

Change in value of common stock subject to possible redemption	14,797	15	(15,492)	—	(15,477)

Net income	—	—	—	15,481	15,481

Balance – March 31, 2018 (unaudited)	2,605,782	2,606	5,086,951	(89,552)	5,000,005

Change in value of common stock subject to possible redemption	16,802	17	6,589	—	6,606

Net income	—	—	—	(6,602)	(6,602)

Balance – June 30, 2018 (unaudited)	2,622,584	2,623	5,093,540	(96,154)	5,000,009

Change in value of common stock subject to possible redemption	15,478	15	(28,098)	—	(28,083)

Net income	—	—	—	28,083	28,083

Balance – September 30, 2018 (unaudited)	2,638,062	$2,638	$5,065,442	$(68,071)	$5,000,009

Three and Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	69,258	69	(188,035)	—	(187,966)

Net income	—	—	—	187,965	187,965

Balance – March 31, 2019 (unaudited)	2,794,297	2,794	4,848,178	149,033	5,000,005

Change in value of common stock subject to possible redemption	7,053	7	(367,234)	—	(367,227)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	191,209	—	191,209

Net income	—	—	—	176,021	176,021

Balance – June 30, 2019 (unaudited)	2,801,350	2,801	4,672,153	325,054	5,000,008

Change in value of common stock subject to possible redemption	8,911	9	(147,997)	—	(147,988)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	88,791	—	88,791

Net income	—	—	—	59,195	59,195

Balance – September 30, 2019 (unaudited)	2,810,261	$2,810	$4,612,947	$384,249	$5,000,006

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$423,181	$36,962
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,033,537)	(769,441)
Unrealized gain on marketable securities held in Trust Account	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,364	40,272
Accounts payable and accrued expenses	(13,793)	241,852
Income taxes payable	88,128	48,052
Net cash used in operating activities	(530,657)	(402,303)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeeming stockholders	30,990,611	—
Cash withdrawn from Trust Account to pay franchise and other taxes	465,993	37,515
Investment of cash in Trust Account	(854,147)	—
Net cash provided by investing activities	30,602,457	37,515

Cash Flows from Financing Activities:
Proceeds from promissory notes	774,814	—
Proceeds from promissory note – related party	392,198
Repayment of promissory note – related party	(65,000)	—
Redemption of common stock	(30,990,611)	—
Payment of offering costs	—	(7,500)
Net cash used in financing activities	(29,888,599)	(7,500)

Net Change in Cash	183,201	(372,288)
Cash – Beginning	11,079	449,374
Cash – Ending	$194,280	$77,086

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$703,181	$36,954
Capital contribution to Trust Account	$280,000	$—

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Big Rock Partners Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 18, 2017. The Company was formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

All activity through September 30, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) of 6,900,000 units (the “Units”) that occurred on November 22, 2017, the simultaneous sale of 272,500 units (the “Private Placement Units”) in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), and the Company’s search for a target business with which to complete a Business Combination.

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

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured promissory note from BRAC Lending Group LLC, an affiliate of the underwriter (the “Investor”) (see Note 4). The note is repayable upon the consummation of a Business Combination (see Note 4). On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 and deposited an additional $690,000 into the Trust Account. If the Company fails to consummate a Business Combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company's Trust Account after paying all other fees and expenses of the Company.

On May 21, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company was required to consummate a Business Combination to August 22, 2019 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. The Company paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extended Date. During the nine months ended September 30, 2019, the Company deposited an aggregate of $286,814 into the Trust Account, of which $280,000 was contributed to the Trust Account by a third party and is not required to be repaid by the Company. Accordingly, the Company has recorded this amount as a credit to additional paid in capital in the accompanying condensed statements of stockholders’ equity. In order to pay for part of the third extension payment, the Company issued an unsecured promissory note (the “Note”) in favor of the Investor, in the original principal amount of $6,814. The Note does not bear interest and matures upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company's Trust Account after paying all other fees and expenses of the Company.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company had until August 22, 2019 to consummate a Business Combination. On August 21, 2019, the Company stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “chapter”) to extend the period of time for which the Company is required to consummate a Business Combination (the “Extension”) from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 846,888. The Company paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extension. Through September 30, 2019, the Company deposited an aggregate of $157,334 into the Trust Account to fund the first two thirty day extension payments. In October 2019, the Company deposited an additional $78,667 into the Trust Account to fund an additional thirty day extension payment. The Company now has until November 22, 2019 to consummate a Business Combination. In order to pay for the extension payments, the Company issued unsecured promissory notes in favor of the Sponsor and Investor in the aggregate principal amounts of $327,198 and $78,000, respectively (see Note 4). The promissory notes do not bear interest and mature upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the promissory notes will be forgiven, except to the extent of any funds held outside of the Company's Trust Account after paying all other fees and expenses of the Company.

The Company has until November 22, 2019 to consummate a Business Combination. The Company has scheduled a special meeting of stockholders for November 21, 2019, pursuant to which it will seek stockholder approval to, among other matters, amend the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 22, 2019 to March 23, 2020. If the Company's stockholders approve the amendment to the Company's Amended and Restated Certificate of Incorporation, public stockholders may elect to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account. However, the Company may not redeem its public shares in an amount that would cause the Company's net tangible assets to be less than $5,000,001. There is no assurance that the Company's stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

NASDAQ Notifications

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

On August 9, 2019, the Company received a notice from the Staff stating that the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. The Company had until September 23, 2019 to provide Nasdaq with a specific plan to achieve and sustain compliance with the listing requirement. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on Nasdaq.

On September 23, 2019 and October 28, 2019, the Company submitted a plan to regain compliance of compliance with Nasdaq and requested an extension through February 5, 2020. On October 28, 2019, Nasdaq requested additional information regarding the Company's compliance plan, to which the Company responded on November 8, 2019. As of the date of this filing, the response from Nasdaq remains pending. If Nasdaq accepts the Company's plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Rule. If Nasdaq does not accept the Company's plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

NOTE 2. LIQUIDITY

As of September 30, 2019, the Company had $194,280 in its operating bank account, $41,477,046 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $300,476, which excludes franchise and income taxes payable of $133,239, of which such amounts will be paid from interest earned on the Trust Account. As of September 30, 2019, approximately $964,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn approximately $508,000 of interest from the Trust Account in order to pay the Company’s taxes, of which approximately $466,000 was withdrawn during the nine months ended September 30, 2019.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until November 22, 2019 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to November 22, 2019.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were held in money market funds. During the nine months ended September 30, 2019, the Company withdrew $465,993 of interest income to pay its franchise and income tax obligations.

Net loss per common share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods presented.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$59,195	$28,084	$423,181	$36,962
Less: Income attributable to common stock subject to possible redemption	(159,486)	(188,243)	(658,996)	(542,726)
Adjusted net loss	$(100,291)	$(160,159)	$(235,815)	$(505,764)

Weighted average shares outstanding, basic and diluted	2,801,350	2,622,584	2,773,842	2,606,566

Basic and diluted net loss per common share	$(0.04)	$(0.06)	$(0.09)	$(0.19)

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

In connection with the stockholders approval of the Extended Date of August 22, 2019, the Company issued the Note in favor of the Investor in order to pay for part of the third extension payment in the original principal amount of $6,814. In connection with the stockholders approval of the Extension to November 22, 2019, the Company issued an unsecured promissory note (the “Second Note” and, together with the Note, the “Extension Notes”) in favor of the Investor in order to pay for part of the first two additional thirty day extension payments in the aggregate principal amount of $78,000. In October 2019, the Investor loaned the Company an additional $39,333 to pay for part of the extension payment in connection with the Extension to November 22, 2019 (see Note 7).

If the Company does not consummate a Business Combination, all outstanding loans under the Notes and Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination. As of September 30, 2019, the outstanding balance under the Notes and Extension Notes amounted to an aggregate of $1,464,814.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. In September 2019, the Company issued an unsecured promissory note to the Sponsor in the original principal amount of $327,198 to pay for Non-Business Combination Related Expenses. Of the amount loaned to the Company, $79,333 was used in order to pay for part of the extension payments in connection with the Extension to November 22, 2019. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above. In October 2019, the Sponsor loaned the Company an additional $39,333 to pay for part of the extension payment in connection with the Extension to November 22, 2019 (see Note 7). As of September 30, 2019, the outstanding balance under promissory note amounted to $327,198.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 20, 2017, the holders of the Company’s common stock prior to the Initial Public Offering (the “Founder Shares”), Private Placement Units (and their underlying securities), the shares issued to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) at the closing of the Initial Public Offering (the “Representative Shares”) and any Units that may be issued upon conversion of the working capital loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. The holders of the majority of the Founder’s Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Notwithstanding anything to the contrary, EarlyBirdCapital and its designees may participate in a “piggy-back” registration during the seven-year period beginning on the effective date of the registration statement. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 2,810,261 and 2,725,039, respectively, shares of common stock issued and outstanding (excluding 3,258,579 and 6,310,461 shares of common stock subject to possible redemption, respectively).

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In October 2019, the Company deposited into the Trust Account an aggregate of $78,667 in connection with the extension to November 22, 2019. The Company now has until November 22, 2019 to consummate a Business Combination. In order to pay for the extension payment, the Company issued unsecured promissory notes in favor of the Investor and the Sponsor, each in the original principal amount of $39,333. The notes do not bear interest and mature upon the closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the notes will be forgiven, except to the extent of any funds held outside of the Company’s Trust Account after paying all other fees and expenses of the Company.

The Company has until November 22, 2019 to consummate a Business Combination. The Company has scheduled a special meeting of stockholders for November 21, 2019, pursuant to which it will seek stockholder approval to, among other matters, amend the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 22, 2019 to March 23, 2020. The Company has agreed that if the extension amendment proposal is approved and the extension is implemented, it will deposit into the Trust Account $0.02 for each public share that is not converted in connection with the stockholder vote to approve the extension, for each monthly period,or portion thereof, that is needed by the Company to complete an initial business combination from November 22, 2019 until March 23, 2020. There is no assurance that the Company's stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

Overview

We are a blank check company incorporated in Delaware on September 18, 2017 and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses or entities (a “Business Combination”). Our efforts in identifying a prospective target business for our initial Business Combination are not limited to a particular industry or geographic region. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Placement Units that occurred simultaneously with the completion of our Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

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

Pursuant to the Agreement, the Investor has also agreed to loan us all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Notes. Also, pursuant to the Agreement, the Sponsor has agreed to be responsible for all our liabilities effective November 17, 2018, except for liabilities associated with the possible redemption of shares by our shareholders, as described in our Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan us the funds necessary to pay our expenses other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for us to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Note, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

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

On May 21, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination to August 22, 2019 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. We paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extended Date. During the nine months ended September 30, 2019, we deposited an aggregate of $286,814 into the Trust Account, of which $280,000 was contributed to the Trust Account by a third party and is not required to be repaid by us. In order to pay for part of the extension payment, we issued an unsecured promissory note (the “Note”) in favor of the Investor, in the original principal amount of $6,814. The Note does not bear interest and matures upon closing of a Business Combination. If we fail to consummate a Business Combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all of our other fees and expenses.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company had until August 22, 2019 to consummate a Business Combination. On August 21, 2019, the Company stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “chapter”) to extend the period of time for which the Company is required to consummate a Business Combination (the “Extension”) from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 846,888. We paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extension. Through September 30, 2019, we deposited an aggregate of $157,334 into the Trust Account to fund the first two 30-day extension payments. In October 2019, we deposited an additional $78,667 into the Trust Account to fund an additional 30-day extension payment. We now have until November 22, 2019 to consummate a Business Combination. In order to pay for the extension payments, we issued unsecured promissory notes in favor of the Sponsor and Investor in the aggregate principal amounts of $327,198 and $78,000, respectively (see Note 4). The promissory notes do not bear interest and mature upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the promissory notes will be forgiven, except to the extent of any funds held outside of the Company's Trust Account after paying all other fees and expenses of the Company.

The Company has until November 22, 2019 to consummate a Business Combination. The Company has scheduled a special meeting of stockholders for November 21, 2019, pursuant to which it will seek stockholder approval to, among other matters, amend the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 22, 2019 to March 23, 2020. If the Company's stockholders approve the amendment to the Company's Amended and Restated Certificate of Incorporation, public stockholders may elect to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account. However, the Company may not redeem its public shares in an amount that would cause the Company's net tangible assets to be less than $5,000,001. There is no assurance that the Company's stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

On August 9, 2019, we received a notice from the Staff stating that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. We had until September 23, 2019 to provide Nasdaq with a specific plan to achieve and sustain compliance with the listing requirement. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on Nasdaq.

On September 23, 2019 the Company submitted a plan to regain compliance with Nasdaq and requested an extension through February 5, 2020. As of the date of this filing, the response from Nasdaq is pending. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

For the three months ended September 30, 2019, we had a net income of $59,195, which consists of interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $258,236, offset by operating costs of $183,305 and provision for income taxes of $15,736.

For the nine months ended September 30, 2019, we had a net income of $423,181, which consists of interest income on securities held in the Trust Account of $1,033,537, offset by operating costs of $522,228 and provision for income taxes of $88,128.

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

Liquidity and Capital Resources

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $41,477,046 (including approximately $964,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn approximately $508,000 of interest from the Trust Account in order to pay our income and franchise taxes, of which approximately $466,000 was withdrawn during the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, cash used in operating activities amounted to $530,657. Net income of $423,181 was the result of interest earned on securities held in the Trust Account of $1,033,537, offset by changes in operating assets and liabilities, which provided $79,699 of cash for operating activities.

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

As of September 30, 2019, the Sponsor has loaned us an aggregate of $327,198 in order to pay our Non-Business Combination Related Expenses and extension payments. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Note, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

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

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

BIG ROCK PARTNERS ACQUISITION CORP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2019, the Company’s stockholders approved to amend its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination to November 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 846,888. The Company paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. For additional information, see Note 1 to the condensed financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on August 23, 2019)
31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG ROCK PARTNERS ACQUISITION CORP.

Date: November 14, 2019	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Lori B. Wittman
Name: Lori B. Wittman
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)