Form 10-K
period 2019-12-31
Big Rock Partners Acquisition Corp.
filed 2020-03-30
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38302

BIG ROCK PARTNERS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-2844431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2645 N. Federal Highway, Suite 230
Delray Beach, Florida 33483
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 734-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one Right and one-half of one Warrant	BRPAU	The NASDAQ Stock Market LLC
Common Stock, par value $0.001 per share	BRPA	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	BRPAR	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	BRPAW	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $50.3 million.

The number of shares outstanding of the registrant’s common stock, as of March 26, 2020, was 2,716,028.

BIG ROCK PARTNERS ACQUISITION CORP.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which are incorporated herein by this reference.

References in this 2019 Form 10-K to “we,” “us” or “our company” refer to Big Rock Partners Acquisition Corp. References in this 2019 Form 10-K to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our Sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares. References in this 2019 Form 10-K to our “management” or our “management team” refer to our officers and directors and references to our “Sponsor” or our “initial stockholder” refer to Big Rock Partners Sponsor, LLC, a company affiliated with our Chairman, President and Chief Executive Officer. References in this 2019 Form 10-K to our “founder’s shares” refer to our shares of common stock initially purchased by our Sponsor in a private sale prior to our initial public offering. References in this 2019 Form 10-K to our “private placement units” refer to the units sold in a private placement simultaneously with the closing of our initial public offering.

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

Business Strategy

Our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region. We intend to seek out potential targets that enjoy proven business models and attractive growth profiles. We believe our Sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their capital market expertise, provide unique insight when identifying potential business combination opportunities and creating value.

Acquisition Criteria

Consistent with our business strategy, we identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

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

Transaction Flexibility

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

Our Management Team

We will seek to capitalize on the significant investing and operating experience and contacts of our officers and directors in consummating an initial business combination. Our Chairman, President and Chief Executive Officer, Richard Ackerman, has over 35 years of real estate experience with 18 years in senior housing. Prior to starting Big Rock Partners (“BRP”), an opportunistic real estate investment firm founded in 2004 that has invested in and managed over $800 million in assets since its formation, Mr. Ackerman was Head of the Los Angeles office for Apollo Real Estate Advisors (“Apollo”), a global private equity firm. Our Chief Financial Officer, Chief Investment Officer and Corporate Secretary, Bennett Kim, has over 20 years of real estate experience and worked with Mr. Ackerman at Apollo. Through BRP, Messrs. Ackerman and Kim are currently developing $200 million of senior housing in Florida, which consists of independent living, assisted living and memory care. Also, our independent directors, Richard Birdoff, Michael Fong, Stuart Koenig, Albert G. Rex and Troy T. Taylor, have significant experience in private investments, ownership and management of businesses of many types, large and small.

We believe our Sponsor’s and management team’s deal sourcing, investing, and operating expertise, as well as their network of contacts will position us to generate a number of acquisition opportunities. For more information regarding our management team’s experience, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance.

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

We will have until July 23, 2020, or longer if additional extensions are approved, to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We have engaged a professional firm that specializes in business acquisitions, and we may engage other firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate the consummation of an initial business combination (regardless of the type of transaction that it is) other than the monthly administrative services fee of up to $10,000 (effective through August 20, 2018), the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses. We are not restricted from entering into a business combination with a target business that is affiliated with any of our officers, directors or Sponsor and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until July 23, 2020, or longer if additional extensions are approved, in order to be able to receive a pro rata share of the trust account.

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

On November 20, 2018 and February 21, 2019, the period of time for us to consummate a Business Combination was extended for an aggregate additional six-month period ending on May 22, 2019, and, accordingly, $1,380,000 was deposited into the Trust Account. The deposits were funded by the Notes. The Notes are repayable upon the consummation of a Business Combination. If we fail to consummate a Business Combination, the outstanding debt under the Notes will be forgiven, except to the extent of any funds held outside of our Trust Account after paying all other fees and expenses of the Company.

On May 21, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we were required to consummate a Business Combination to August 22, 2019. The number of shares of common stock presented for redemption in connection with this extension was 2,119,772. We paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to the redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through August 22, 2019. In connection with this extension, we deposited an aggregate of $286,814 into the Trust Account, of which $280,000 was contributed to the Trust Account by a third party and is not required to be repaid by us. In order to pay for part of the third extension payment, we issued an unsecured non-interest bearing promissory note in favor of the Investor, in the original principal amount of $6,814. The note is payable upon consummation of an initial business combination. If a business combination is not completed, this amount will be forgiven except to the extent of any funds held outside of the Trust Account.

On August 21, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with this extension was 846,888. We paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to the redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through November 22, 2019. In connection with this extension, we deposited an aggregate of $236,000 into the Trust Account to fund this extension payment, which amount was loaned to us by A/Z Property Partners, LLC ("A/Z Property") and Investor on a non-interest basis. The loan is repayable upon consummation of an initial business combination. If a business combination is not completed, this amount will be forgiven except to the extent of any funds held outside of the Trust Account.

On November 21, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from November 22, 2019 to March 23, 2020. The number of shares of common stock presented for redemption in connection with this extension was 919,091. We paid cash in the aggregate amount of $9,736,077, or approximately $10.59 per share, to the redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through March 23, 2020. In connection with this extension, we deposited an aggregate of $60,285 into the Trust Account to fund the first thirty-day extension through December 22, 2019, which amount was loaned to us on a non-interest basis by A/Z Property and Investor. In January and February 2020, A/Z Property and Investor loaned us an additional aggregate amount of $90,428 each on a non-interest basis to pay for the extension through March 23, 2020. The foregoing loan amounts are payable upon consummation of an initial business combination. If a business combination is not completed, these amounts will be forgiven except to the extent of any funds held outside of the Trust Account.

On March 23, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with this extension was 2,433,721. We paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to the redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through July 23, 2020. In connection with this extension, we deposited an aggregate of $11,611 into the Trust Account to fund the first thirty-day extension through April 23, 2020, which amounts were loaned to us by A/Z Property and Investor on a non-interest basis. The loan is payable upon consummation of an initial business combination. If a business combination is not completed, this amount will be forgiven except to the extent of any funds held outside of the Trust Account.

Liquidation if No Business Combination

If we have not completed an initial business combination by July 23, 2020, or longer if additional extensions are approved, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would restrict our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by July 23, 2020 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the required time period to complete our initial business combination, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would restrict our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by July 23, 2020, we will provide public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our Sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder’s shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

●
if our initial business combination is not consummated by July 23, 2020, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

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

Employees

We have two executive officers who receive no compensation from the Company. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process of the company. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this 2019 Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

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

If we are no longer a smaller reporting company or an emerging growth company, we will be required to have our internal control procedures audited as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A  Risk Factors

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2019 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until July 23, 2020, or longer if additional extensions are approved, before receiving distributions from the trust account.

We have until July 23, 2020 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2019, there are 92,020,472 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of the underwriter’s option, conversion of outstanding rights (including private placement rights and the rights underlying the underwriter's option) and warrants (including the warrants contained in the private placement units and the underwriter’s option). As of December 31, 2019, there are no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this 2019 Form 10-K, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

Our amended and restated certificate of incorporation provides that we will continue in existence until July 23, 2020. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

We are not limited to a particular industry and may consummate a business combination with a company in any industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

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

We are not limited to a particular industry and may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

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

Our securities are listed on Nasdaq. On August 9, 2019, we received a notice from the Staff stating that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders (the “Rule”). On September 23, 2019 and October 28, 2019, we submitted a plan to regain compliance with Nasdaq and requested an extension through February 5, 2020. On October 28, 2019, Nasdaq requested additional information regarding our compliance plan, to which we responded on November 8, 2019. On February 11, 2020, we received a notice from the Staff stating that, based upon our non-compliance with the Rule, the Staff had determined to delist our common stock from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel“). We were also notified that as a result of Nasdaq’s determination to delist our common stock, our warrants and rights no longer comply with Nasdaq Listing Rule 5560(a), which requires the underlying securities of such exercisable securities to remain listed on Nasdaq, and our Units no longer comply with Nasdaq Listing Rule 5225(b)(1)(A), which requires all component parts of units to meet the requirements for initial and continued listing, and our units, warrants and rights are now subject to delisting. We requested a hearing, which request automatically stayed any further action by the Staff pending the ultimate conclusion of the hearing process.

On March 25, 2020, we received formal notice from Nasdaq indicating that the Panel has granted the Company’s request for continued listing on Nasdaq. The decision follows the Company’s hearing before the Panel, which took place on March 19, 2020. The Company’s continued listing is subject to the Company’s satisfaction of a number of conditions, including, ultimately, completion of a business combination with an operating company by no later than August 10, 2020, and the combined entity’s compliance with all applicable criteria for initial listing on Nasdaq at the time of the merger.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, rights and warrants are listed on Nasdaq, our units, common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Our Sponsor and the Investor (as defined above) control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of March 26, 2020, our Sponsor and the Investor own approximately 73.5% of our issued and outstanding shares of common stock. None of our Sponsor, officers, directors or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our Sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our Sponsor and Investor, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the consummation of a business combination.

Our outstanding rights, warrants and unit purchase options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued rights to receive 690,000 shares of common stock and warrants to purchase 3,450,000 shares of common stock as part of the units offered in connection with the Initial Public Offering and rights to receive 27,250 shares of common stock and warrants to purchase 136,250 shares of common stock in connection with the Private Placement. We also issued unit purchase options to purchase 600,000 units to EarlyBirdCapital, Inc. (and/or its designees) which, if exercised, will result in the issuance of 600,000 shares of common stock, rights to receive 60,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock. We may also issue additional private units, which will be identical to the private placement units, to our Sponsor, officers or directors in payment of working capital loans made to us as described in this 2019 Form 10-K. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon conversion or exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants, rights, or unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or warrants and options are exercised, you may experience dilution to your holdings.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this 2019 Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our Sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

The requirement that we complete an initial business combination by July 23, 2020 may give potential target businesses leverage over us in negotiating a business combination.

We have until July 23, 2020 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Holders

As of March 26, 2020, we had six holders of record of our common stock, two holders of record of our units, one holder of record of our warrants and one holder of record of our rights.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements and related notes included in this 2019 Form 10-K. This 2019 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2019 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Recent Developments

On March 23, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with this extension was 2,433,721. We paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to the redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through July 23, 2020. In connection with this extension, we deposited an aggregate of $11,611 into the Trust Account to fund the first thirty-day extension through April 23, 2020, which amounts were loaned to us by A/Z Property and Investor.

On August 9, 2019, we received a notice from the Staff stating that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders (the “Rule”). We had until September 23, 2019 to provide Nasdaq with a specific plan to achieve and sustain compliance with the listing requirement. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on Nasdaq.

On September 23, 2019 and October 28, 2019, we submitted a plan to regain compliance with Nasdaq and requested an extension through February 5, 2020. On October 28, 2019, Nasdaq requested additional information regarding our compliance plan, to which we responded on November 8, 2019. On February 11, 2020, we received a notice from the Staff stating that, based upon our non-compliance with the Rule, the Staff had determined to delist our common stock from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel“). We were also notified that as a result of Nasdaq’s determination to delist our common stock, our warrants and rights no longer comply with Nasdaq Listing Rule 5560(a), which requires the underlying securities of such exercisable securities to remain listed on Nasdaq, and our Units no longer comply with Nasdaq Listing Rule 5225(b)(1)(A), which requires all component parts of units to meet the requirements for initial and continued listing, and our units, warrants and rights are now subject to delisting. We requested a hearing, which request automatically stayed any further action by the Staff pending the ultimate conclusion of the hearing process.

On March 25, 2020, we received formal notice from Nasdaq indicating that the Panel has granted the Company’s request for continued listing on Nasdaq. The decision follows the Company’s hearing before the Panel, which took place on March 19, 2020. The Company’s continued listing is subject to the Company’s satisfaction of a number of conditions, including, ultimately, completion of a business combination with an operating company by no later than August 10, 2020, and the combined entity’s compliance with all applicable criteria for initial listing on Nasdaq at the time of the merger.

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

For the year ended December 31, 2019, we had a net income of $408,427, which consists of interest income on securities held in the Trust Account of $1,205,820, offset by operating costs of $713,187 and provision for income taxes of $84,206.

For the year ended December 31, 2018, we had a net income of $66,101, which consists of interest income on marketable securities held in the Trust Account of $1,088,915, offset by operating costs of $1,006,503 and provision for income taxes of $16,311.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and marketable securities held in the Trust Account of $32,005,205 (including approximately $838,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn approximately $555,000 of interest from the Trust Account in order to pay our income and franchise taxes, of which approximately $513,000 was withdrawn during the year ended December 31, 2019.

For the year ended December 31, 2019, cash used in operating activities amounted to $792,731. Net income of $408,427 was the result of interest earned on securities held in the Trust Account of $1,205,820, offset by changes in operating assets and liabilities, which provided $4,662 of cash for operating activities.

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

As of December 31, 2019, A/Z Property has loaned us an aggregate of $446,283 in order to pay our Non-Business Combination Related Expenses and extension payments. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses may repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

We do not believe we will need to raise additional funds in order to meet expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, except as described above, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

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

We did not have any off-balance sheet arrangements as of December 31, 2019.

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

We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with a Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). If a Business Combination is not consummated for any reason, no fee will be due or payable.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Our Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm are filed as part of this report, beginning on page F-1.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

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

Name	Age	Position
Richard Ackerman	61	Chairman, President and Chief Executive Officer
Bennett Kim	47	Chief Financial Officer, Chief Investment Officer and Director
Richard Birdoff	61	Director
Michael Fong	75	Director
Stuart F. Koenig	67	Director
Albert G. Rex	65	Director
Troy T. Taylor	62	Director

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

Bennett Kim, our Chief Financial Officer and a director since February 7, 2020 and Chief Investment Officer and Corporate Secretary since September 18, 2017, has served as the Managing Principal of Big Rock Senior Housing since January 2016. Mr. Kim was the Chief Investment Officer at BRP from May 2006 to July 2014 and was responsible for acquisitions, development, asset management, and dispositions. From July 2014 to December 2015, Mr. Kim served as the Head of Acquisitions for Carefree Communities, the fifth largest national owner and operator of manufactured housing communities and RV parks with 103 communities and 28,000 sites. From January 2001 to May 2006, Mr. Kim served as a Vice President at Apollo and was responsible for new investments and investment management including the development of a $400 million mixed-use project that consists of two hotels, two condominium towers, retail, office and structured parking. Mr. Kim also formulated work-out strategies for one of the largest assisted living companies in the nation while at Apollo. Between 1999 to 2000, Mr. Kim was an Assistant Vice President at Oaktree Capital Management, where he evaluated and executed investments in the U.S. and Japan for funds then totaling $1.7 billion of equity. Previously, Mr. Kim worked as an Associate at Merrill Lynch Real Estate Investment Banking, where he evaluated financing alternatives for public and private real estate companies. Mr. Kim also worked as a Senior Analyst at Walt Disney Imagineering and as an Analyst at Disney Development Company. Mr. Kim graduated with an M.B.A. from Harvard Business School and a B.A. in Economics from UCLA.

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

Employees

As of the date hereof, the Company has no employees except its two executive officers who receive no compensation from the Company. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or obligations:

Individual	Entity	Entity’s Business	Affiliation
Richard Ackerman	None	-	-
Bennett Kim	Sun Bay Senior Club	Adult Day Program	Chief Executive Officer
Richard Birdoff	RD Management and Realty Investors Development Corp.	Retail Real Estate Developer and Manager	Principal and Executive Vice President
Michael Fong	JF International Ltd.	Private Equity	Chairman and Chief Executive Officer
Stuart Koenig	None	-	-
Albert G. Rex	Walker & Dunlop	Commercial Real Estate Finance	Managing Director
Troy T. Taylor	Algon Group	Financial Advisory Services	President
	Hyperion Bank	Financial Institution	Vice Chairman

In addition, our executive officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 23, 2020.

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

Item 11.  Executive Compensation.

From November 20, 2017 through August 20, 2018, we paid our Sponsor an aggregate fee of up to $10,000 per month for providing us with office space and certain office and secretarial services. Effective August 20, 2018, Sponsor agreed to stop charging us the monthly administrative fee. However, this arrangement was solely for our benefit and was not intended to provide our executive officers or directors compensation in lieu of a salary.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 27, 2020 by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock (2)
Richard Ackerman	497,500(3)(4)	18.32%
Bennett Kim	-	-
Richard Birdoff	-	-
Michael Fong(5)	-	-
Stuart Koenig(5)	-	-
Albert G. Rex(5)	-	-
Troy T. Taylor(5)	-	-
All directors and executive officers as a group (8 individuals)	497,500(3)	18.32%
5% Holders
Big Rock Partners Sponsor, LLC	497,500(3)(4)	18.32%
Polar Asset Management Partners Inc.(6)	517,500	19.05%
BRAC Lending Group LLC(7)	1,500,000	55.28%
HGC Investment Management Inc.(8)	480,678	17.70%
Magnetar Financial , LLC (9)	465,000	17.12%
OxFORD Asset Management LLP (10)	431,062	15.87%
The K2 Principal Fund, L.P.(11)	433,091	15.96%
__________

(1)
Unless otherwise indicated, the business address of each of the individuals is 2645 N. Federal Highway, Suite 230, Delray Beach, Florida 33483.

(2)
Based on 2,716,028 shares of the Company’s Common Stock outstanding as of March 26, 2020.

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

(5)
Does not include shares held by Big Rock Partners Sponsor, LLC. This individual is a member of Big Rock Partners Sponsor, LLC as described in footnote 4.

(6)
Information was obtained from a Schedule 13G/A filed on March 10, 2020 with the SEC. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy MasterFund ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles. The address for Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(7)
Information was obtained from a Schedule 13D filed on November 26, 2018 with the United States Securities and Exchange Commission (the “SEC”). Each of David M. Nussbaum and Steven Levine is a managing member of BRAC Lending Group LLC. See Part II –Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments for additional information on the Agreement between the Company, the Sponsor and BRAC Lending Group LLC.

(8)
Information was obtained from a Schedule 13G filed on February 13, 2019 with the SEC. HGC Investment Management Inc. (“HGC”) serves as the investment manager to HGC Arbitrage Fund LP (the “Fund”) with respect to the shares held by HGC on behalf of the Fund. The address of the business office of HGC is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(9)
Information was obtained from a Schedule 13G/A filed on February 13, 2020 with the SEC. Magnetar Financial LLC serves as the investment adviser to the certain managed funds ("Magnetar Funds"), and as such, Magnetar Financial exercises voting and investment power over the common Shares held for the Magnetar Funds’ accounts. The address of the principal business office of Magnetar Financial is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(10)
Information was obtained from a Schedule 13G/A filed on February 13, 2020 with the SEC. OxFORD Asset Management LLP (“OxFORD”) serves as investment adviser to OxAM Quant Fund Limited, a Cayman Islands exempted company (“OxAM”). In such capacity, OxFORD may be deemed to exercise the voting and dispositive power over the Shares held for the account of the OxAM The address of the principal business office of OxFORD is OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW.

(11)
Information was obtained from a Schedule 13G filed on February 13, 2020 with the SEC. Mr. Daniel Gosselin exercises ultimate voting and investment powers over shares held by The K2 Principal Fund, L.P. (the “Fund“), Shawn Kimel Investments, Inc., an Ontario corporation (“SKI“), K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017“), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates“) (collectively "K2"). The address of the principal business office of K2 is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In order to meet our working capital needs following the consummation of the Initial Public Offering, our Sponsor, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into private units at a price of $10.00 per unit. The units would be identical to the private placement units (which, for example, would result in the holders being issued 165,000 shares of common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination, as well as 75,000 warrants to purchase 75,000 shares). If we do not complete a business combination, the loans will be forgiven. There were no outstanding Working Capital Loans at December 31, 2019 and 2018.

The holder of our founder’s shares issued and outstanding on the date of the Initial Public Offering, as well as the holders of the private placement units and any warrants our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to the Registration Rights Agreement among the Company and our Sponsor. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the founder’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private placement units or private units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements

Also, A/Z Property, an entity majority owned by Richard Ackerman, our Chairman, President and Chief Executive Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe A/Z Property has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you that A/Z Property will have sufficient liquid assets to satisfy such obligations if it is required to do so. Additionally, the agreement entered into by A/Z Property specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Our Sponsor, which is affiliated with our officers and directors, agreed that, commencing on November 20, 2017 through the earlier of our consummation of our initial business combination or our liquidation, it would make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We agreed to pay our Sponsor an aggregate of up to $10,000 per month for these services. For the year ended December 31, 2018, the Company incurred $75,000 in fees for these services. Effective August 20, 2018, the Sponsor agreed to stop charging us the monthly administrative fee.

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

Pursuant to the Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan the Company the funds necessary to obtain the extensions (the “Extensions”). On November 20, 2018 and February 21, 2019, the Company issued unsecured promissory notes (the “Initial Notes”) in favor of the Investor, in the original principal amount of $690,000 each (or an aggregate of $1,380,000), to provide the Company the funds necessary to obtain an aggregate of six-month Extensions. Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Notes.

In connection with the stockholders’ approval of the extended date of August 22, 2019, the Company issued another unsecured promissory note (the “Second Note”) in favor of the Investor in order to pay for part of the third extension payment in the original principal amount of $6,814.

On December 31, 2019, the Company issued an unsecured promissory note (the “Third Note” and, together with the Initial Notes and the Second Note, the “Extension Notes”) in favor of the Investor in the aggregate principal amount of $178,952 in order to pay for part of the extension payments. Through December 31, 2019, the Investor loaned the Company an aggregate amount of $118,667 under the Third Note to pay for part of the extension payment in connection with the Extension to November 22, 2019.

In November 2019, in connection with the stockholders’ approval of the extended date of March 23, 2020, the Investor loaned the Company an additional $30,142 under the Third Note to pay for part of the extension through December 22, 2019. In January and February 2020, the Investor loaned the Company an additional $60,285 to pay for part of the extension through March 23, 2020.

In March 2020, in connection with the stockholders’ approval of the Extended Date of July 23, 2020, A/Z Property loaned the Company an additional $11,611 under the Third Note to pay for part of the extension through April 23, 2020.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of December 31, 2019, the outstanding balance under the Extension Notes amounted to an aggregate of $1,535,623.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor in the original principal amount of $446,283 to pay for Non-Business Combination Related Expenses. Of the amount loaned to the Company, $117,333 was used in order to pay for part of the extension payments in connection with the Extension to November 22, 2019. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above.

In November 2019, in connection with the stockholders’ approval of the extended date of March 23, 2020, A/Z Property loaned the Company an additional $30,143 to pay for part of the extension through December 2019. In January and February 2020, A/Z Property loaned the Company an aggregate additional amount of $60,285 to pay for part of the extension through March 23, 2020.

In March 2020, in connection with the stockholders’ approval of the Extended Date of July 23, 2020, A/Z Property loaned the Company an additional $11,611 under the Second Note to pay for part of the extension through April 23, 2020.

As of December 31, 2019, the outstanding balance under promissory note amounted to $416,141.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2019 and 2018 totaled approximately $49,000 and $53,000, respectively. The above amounts include interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2019 and 2018.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2019 and 2018.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2019 and 2018.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2019 and 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

None.

(3)
Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38302, filed on May 22, 2019).
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38302, filed on August 23, 2019).
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2019).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
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

4.8*	Description of Registrant's Securities.
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

10.10
Agreement, dated November 17, 2018, among the Company, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).

10.11	Stock Escrow Agent Letter, dated November 17, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
10.12	Registration Rights Assignment Agreement, dated November 17, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
10.13	Insider Letter, dated November 17, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
10.14	Promissory Note in favor of BRAC Lending Group LLC, dated November 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, File No. 001-38302, filed on November 20, 2018).
10.15	Promissory Note in favor of BRAC Lending Group LLC , dated February 21, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38302, filed on February 22, 2019).
10.16*	Promissory Note in favor of A/Z Property Partners, LLC, dated December 31, 2019.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document*.
101.SCH	XBRL Taxonomy Extension Schema Document*.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*.
*	Filed herewith
**	Furnished herewith

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

BIG ROCK PARTNERS ACQUISITION CORP.

March 30, 2020	By:	/s/ Richard Ackerman
Richard Ackerman Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Ackerman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Richard Ackerman

/s/ Bennett Kim	Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)	March 30, 2020
Bennett Kim

/s/ Richard Birdoff	Director	March 30, 2020
Richard Birdoff

/s/ Michael Fong	Director	March 30, 2020
Michael Fong

/s/ Stuart F. Koenig	Director	March 30, 2020
Stuart F. Koenig

/s/ Albert G. Rex	Director	March 30, 2020
Albert G. Rex

/s/ Troy Taylor	Director	March 30, 2020
Troy T. Taylor

..

BIG ROCK PARTNERS ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Big Rock Partners Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Big Rock Partners Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
New York, NY
March 30, 2020

BIG ROCK PARTNERS ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$6	$11,079
Prepaid income taxes	69,483	—
Prepaid expenses and other current assets	—	19,114
Total Current Assets	69,489	30,193

Cash and marketable securities held in Trust Account	32,005,205	70,765,966
Total Assets	$32,074,694	$70,796,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$622,441	$551,099
Income taxes payable	—	16,311
Total Current Liabilities	622,441	567,410

Promissory note – related party	416,141	—
Promissory notes payable	1,535,623	690,000
Total Liabilities	2,574,205	1,257,410

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, 2,305,335 and 6,310,461 shares at redemption value as of December 31, 2019 and 2018, respectively	24,500,488	64,538,743

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,844,414 and 2,725,039 shares issued and outstanding (excluding 2,305,335 and 6,310,461 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	2,844	2,725
Additional paid-in capital	4,627,662	5,036,213
Retained earnings/(Accumulated deficit)	369,495	(38,932)
Total Stockholders’ Equity	5,000,001	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,074,694	$70,796,159

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Operating expenses	$713,187	$1,006,503
Loss from operations	(713,187)	(1,006,503)

Other income:
Interest income	1,205,820	1,088,915

Income before provision for income taxes	492,633	82,412
Provision for income taxes	(84,206)	(16,311)
Net income	$408,427	$66,101

Weighted average shares outstanding, basic and diluted (1)	2,783,021	2,614,505

Basic and diluted net loss per common share (2)	$(0.11)	$(0.29)

(1)	Excludes an aggregate of up to 2,305,335 and 6,310,461 shares subject to possible redemption at December 31, 2019 and 2018, respectively.
(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $703,894 and $814,965 for the years ended December 31, 2019 and 2018, respectively (see Note 2).

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	2,590,985	$2,591	$5,102,443	$(105,033)	$5,000,001

Change in value of common stock subject to possible redemption	134,054	134	(66,230)	—	(66,096)

Net income	—	—	—	66,101	66,101

Balance – December 31, 2018	2,725,039	2,725	5,036,213	(38,932)	5,000,006

Change in value of common stock subject to possible redemption	119,375	119	(688,551)	—	(688,432)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	280,000	—	280,000

Net income	—	—	—	408,427	408,427

Balance – December 31, 2019	2,844,414	$2,844	$4,627,662	$369,495	$5,000,001

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$408,427	$66,101
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,205,820)	(1,088,915)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,114	67,888
Prepaid incomes taxes	(69,483)	—
Accounts payable and accrued expenses	71,342	465,428
Income taxes payable	(16,311)	16,311
Net cash used in operating activities	(792,731)	(473,187)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeeming stockholders	40,726,687	—
Cash withdrawn from Trust Account to pay franchise and income taxes	512,993	42,392
Investment of cash in Trust Account	(993,099)	(690,000)
Net cash provided by investing activities	40,246,581	647,392

Cash Flows from Financing Activities:
Proceeds from promissory notes	845,623	690,000
Proceeds from promissory note – related party	481,141	—
Repayment of promissory note – related party	(65,000)	—
Redemption of common stock	(40,726,687)	—
Payment of offering costs	—	(7,500)
Net cash (used in) provided by financing activities	(39,464,923)	682,500

Net Change in Cash	(11,073)	(438,295)
Cash – Beginning	11,079	449,374
Cash – Ending	$6	$11,079

Supplemental cash flow information:
Cash paid for income taxes	$170,000	$—

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$688,432	$66,096
Capital contribution to Trust Account	$280,000	$—

The accompanying notes are an integral part of the financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target business with which to complete a Business Combination.

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

At the closing of the Initial Public Offering, the Company issued EarlyBirdCapital, Inc. ("EarlyBirdCapital") and its designees 120,000 shares of common stock (the “Representative Shares”). On November 29, 2017, the Company issued an additional 18,000 Representative Shares for no consideration (see Note 8).

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

The Company initially had until November 22, 2018 to complete a Business Combination. However, if the Company anticipated that it could not be able to consummate a Business Combination by November 22, 2018, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months. Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 20, 2017, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share) for each three month extension, up to an aggregate of $1,380,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline.

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 and deposited an additional $690,000 into the Trust Account. The deposits were funded by non-interest bearing unsecured promissory notes from BRAC Lending Group LLC, an affiliate of the underwriter (the “Investor”) (see Note 6). The notes are repayable upon the consummation of a Business Combination (see Note 6).

On May 21, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company was required to consummate a Business Combination to August 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. The Company paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through August 22, 2019. In connection with this extension, the Company deposited an aggregate of $286,814 into the Trust Account, of which $280,000 was contributed to the Trust Account by a third party and is not required to be repaid by the Company. Accordingly, the Company has recorded this amount as a credit to additional paid in capital in the accompanying statements of stockholders’ equity. In order to pay for part of the third extension payment, the Company issued an unsecured promissory note (the “Note”) in favor of the Investor, in the original principal amount of $6,814 (see Note 6).

On August 21, 2019, the Company stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Extension”) from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with the Extension was 846,888. The Company paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extension. In connection with this extension, the Company deposited an aggregate of $236,000 into the Trust Account to fund this extension payment, which amount was loaned to the Company by AZ Property Partners and Investor (see Note 6).

On November 21, 2019, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from November 22, 2019 to March 23, 2020. The number of shares of common stock presented for redemption in connection with the Second Extension was 919,091. The Company paid cash in the aggregate amount of $9,736,077, or approximately $10.59 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Second Extension. In connection with this extension, the Company deposited an aggregate of $60,285 into the Trust Account to fund the first thirty-day extension through December 22, 2019, which amount was loaned to the Company by AZ Property Partners and Investor (see Note 6). In January and February 2020, AZ Property Partners and Investor loaned the Company an additional aggregate amount of $90,428 each to pay for the extension through March 23, 2020.

On March 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Third Extension”) from March 23, 2020 to July 23, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the Third Extension was 2,433,721. The Company paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Third Extension. In connection with this extension, the Company deposited an aggregate of $11,611 into the Trust Account to fund the first thirty-day extension through April 23, 2020, which amount was loaned to the Company by AZ Property Partners and Investor.

If the Company is unable to complete a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to Founder Shares, Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder’s Shares and Placement Shares if the Company fails to consummate a Business Combination by the Extended Date and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates by Extended Date.

In order to protect the amounts held in the Trust Account, A/Z Property Partners, LLC (“AZ Property Partners”), an entity majority owned and controlled by Richard Ackerman, the Company’s Chairman, President and Chief Executive Officer, has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. Additionally, the agreement entered into by AZ Property Partners specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that AZ Property Partners will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On August 9, 2019, the Company received a notice from the Staff stating that the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders (the “Rule”). The Company had until September 23, 2019 to provide Nasdaq with a specific plan to achieve and sustain compliance with the listing requirement. The notice is a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company's securities on Nasdaq.

On September 23, 2019 and October 28, 2019, the Company submitted a plan to regain compliance with Nasdaq and requested an extension through February 5, 2020. On October 28, 2019, Nasdaq requested additional information regarding the Company's compliance plan, to which the Company responded on November 8, 2019. On February 11, 2020, the Company received a notice from the Staff stating that, based upon the Company’s non-compliance with the Rule, the Staff had determined to delist the Company’s common stock from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel“). The Company was also notified that as a result of Nasdaq’s determination to delist the Company’s common stock, the Company’s warrants and rights no longer comply with Nasdaq Listing Rule 5560(a), which requires the underlying securities of such exercisable securities to remain listed on Nasdaq, and the Company’s Units no longer comply with Nasdaq Listing Rule 5225(b)(1)(A), which requires all component parts of units to meet the requirements for initial and continued listing, and the Company’s units, warrants and rights are now subject to delisting. The Company requested a hearing, which request automatically stayed any further action by the Staff pending the ultimate conclusion of the hearing process.

On March 25, 2020, we received formal notice from Nasdaq indicating that the Panel has granted the Company’s request for continued listing on Nasdaq. The decision follows the Company’s hearing before the Panel, which took place on March 19, 2020. The Company’s continued listing is subject to the Company’s satisfaction of a number of conditions, including, ultimately, completion of a business combination with an operating company by no later than August 10, 2020, and the combined entity’s compliance with all applicable criteria for initial listing on Nasdaq at the time of the merger.

Liquidity

As of December 31, 2019, the Company had $6 in its operating bank account, $32,005,205 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $582,385, which excludes franchise taxes payable of $40,050, of which such amounts will be paid from interest earned on the Trust Account and prepaid income taxes, which have been paid from amounts in the Trust Account. As of December 31, 2019, approximately $838,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn approximately $555,000 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which approximately $513,000 was withdrawn during the year ended December 31, 2019.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until July 23, 2020 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to July 23, 2020.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Cash and marketable securities held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. During the years ended December 31, 2019 and 2018, the Company withdrew $512,993 and $42,392, respectively, of interest income to pay its franchise and income tax obligations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Year Ended December 31,
	2019	2018
Net income	$408,427	$66,101
Less: Income attributable to common stock subject to possible redemption	(703,894)	(814,965)
Adjusted net loss	$(295,467)	$(748,864)

Weighted average shares outstanding, basic and diluted	2,783,021	2,614,505

Basic and diluted net loss per common share	$(0.11)	$(0.29)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option of 900,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock, one Public Right and one Public Warrant. Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination (see Note 8). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 8).

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2017, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 20, 2017, the Company effectuated a 1.2-for-1 stock dividend of its common stock resulting in an aggregate of 1,725,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and the Representative Shares (as defined in Note 8)). As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on November 20, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company would pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended December 31, 2018, the Company incurred $75,000 in fees for these services. Effective August 20, 2018, the Sponsor agreed to stop charging the Company the monthly administrative fee.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at December 31, 2019 and 2018.

6. INVESTOR AGREEMENT AND PROMISSORY NOTES

On November 17, 2018, the Company entered into an Agreement with the Sponsor and the Investor. Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founders Shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00.

Pursuant to the Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan the Company the funds necessary to obtain the extensions (the “Extensions”). On November 20, 2018 and February 21, 2019, the Company issued unsecured promissory notes (the “Initial Notes”) in favor of the Investor, in the original principal amount of $690,000 each (or an aggregate of $1,380,000), to provide the Company the funds necessary to obtain an aggregate of six-month Extensions. Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Notes.

In connection with the stockholders’ approval of the extended date of August 22, 2019, the Company issued another unsecured promissory note (the “Second Note”) in favor of the Investor in order to pay for part of the third extension payment in the original principal amount of $6,814.

On December 31, 2019, the Company issued an unsecured promissory note (the “Third Note” and, together with the Initial Notes and the Second Note, the “Extension Notes”) in favor of the Investor in the aggregate principal amount of $178,952 in order to pay for part of the extension payments. Through December 31, 2019, the Investor loaned the Company an aggregate amount of $118,667 under the Third Note to pay for part of the extension payment in connection with the Extension to November 22, 2019.

In November 2019, in connection with the stockholders’ approval of the extended date of March 23, 2020, the Investor loaned the Company an additional $30,142 under the Third Note to pay for part of the extension through December 22, 2019. In January and February 2020, the Investor loaned the Company an additional $60,285 to pay for part of the extension through March 23, 2020.

In March 2020, in connection with the stockholders’ approval of the Extended Date of July 23, 2020, AZ Property Partners loaned the Company an additional $11,611 under the Third Note to pay for part of the extension through April 23, 2020.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of December 31, 2019, the outstanding balance under the Extension Notes amounted to an aggregate of $1,535,623.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor in the original principal amount of $446,283 to pay for Non-Business Combination Related Expenses. Of the amount loaned to the Company, $117,333 was used in order to pay for part of the extension payments in connection with the Extension to November 22, 2019. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above.

In November 2019, in connection with the stockholders’ approval of the extended date of March 23, 2020, AZ Property Partners loaned the Company an additional $30,143 to pay for part of the extension through December 2019. In January and February 2020, AZ Property Partners loaned the Company an aggregate additional amount of $60,285 to pay for part of the extension through March 23, 2020.

In March 2020, in connection with the stockholders’ approval of the Extended Date of July 23, 2020, AZ Property Partners loaned the Company an additional $11,611 under the Second Note to pay for part of the extension through April 23, 2020.

As of December 31, 2019, the outstanding balance under promissory note amounted to $416,141.

7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 20, 2017, the holders of the Company’s common stock prior to the Initial Public Offering (the “Founder Shares”), Private Placement Units (and their underlying securities), the shares issued to EarlyBirdCapital at the closing of the Initial Public Offering (the “Representative Shares”) and any Units that may be issued upon conversion of the working capital loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. The holders of the majority of the Founder’s Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Notwithstanding anything to the contrary, EarlyBirdCapital and its designees may participate in a “piggy-back” registration during the seven-year period beginning on the effective date of the registration statement. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 2,844,414 and 2,725,039 shares of common stock issued and outstanding, respectively (excluding 2,305,335 and 6,310,461 shares of common stock subject to possible redemption, respectively).

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

Unit Purchase Option

On November 22, 2017, the Company sold to EarlyBirdCapital, for $100, an option to purchase up to 600,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $6,000,000) commencing on the later of November 20, 2018 or the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from November 20, 2017. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be $2,042,889 (or $3.40 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.05% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2019	December 31, 2018

Deferred tax assets
Net operating loss carryforward	$—	$21,062
Total deferred tax assets	—	21,062
Valuation allowance	—	(21,062)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2019	December 31, 2018

Federal
Current	$102,332	$16,311
Deferred	2,936	995

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	(21,062)	(995)
Income tax provision	$84,206	$16,311

As of December 31, 2019, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management determined that a valuation allowance was not required. For the years ended December 31, 2019 and 2018, the change in the valuation allowance was $21,062 and $995.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True ups	0.4%	0.0%
Valuation allowance	(4.3)%	(1.2)%
Income tax provision	17.1%	19.8%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns since inception remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$32,005,205	$70,765,966

11. SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in the notes to these financial statements, the Company did not identify any events or transactions that would have required adjustment or disclosure in the financial statements.