Form 10-Q
period 2020-03-31
Big Rock Partners Acquisition Corp.
filed 2020-05-15
CIK 1719406

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 15, 2020, there were 2,716,028 shares of the Company’s common stock, par value $0.001, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$80,774	$6
Prepaid income taxes	—	69,483
Total Current Assets	80,774	69,489

Cash and marketable securities held in Trust Account	6,192,007	32,005,205
Total Assets	$6,192,007	$32,074,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$313,236	$622,441
Income taxes payable	3,145	—
Total Current Liabilities	316,381	622,441

Promissory note – related party	548,787	416,141
Promissory notes payable	1,631,869	1,535,623
Total Liabilities	2,497,037	2,574,205

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, -0- and 2,305,335 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	—	24,500,488

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,716,028 and 2,844,414 shares issued and outstanding (excluding -0- and 2,305,335 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	2,716	2,844
Additional paid-in capital	3,130,313	4,627,662
Retained earnings	642,715	369,495
Total Stockholders’ Equity	3,775,744	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,272,781	$32,074,694

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Operating expenses	$119,300	$163,181
Loss from operations	(119,300)	(163,181)

Other income:
Forgiveness of debt	352,071	—
Interest income	113,077	382,862
Other income	465,148	382,862

Income before provision for income taxes	345,848	219,681
Provision for income taxes	(72,628)	(31,716)
Net income	$273,220	$187,965

Weighted average shares outstanding, basic and diluted (1)	2,844,414	2,725,039

Basic and diluted net income (loss) per common share (2)	$0.10	$(0.03)

(1)
Excludes an aggregate of up to -0- and 6,241,203 shares subject to possible redemption at March 31, 2020 and 2019, respectively.
(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $-0- and $272,387 for the three months ended March 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,844,414	$2,844	$4,627,662	$369,495	$5,000,001

Change in value of common stock subject to possible redemption	(128,386)	(128)	(1,497,349)	—	(1,497,477)

Net income	—	—	—	273,220	273,220

Balance – March 31, 2020	2,716,028	$2,716	$3,130,313	$642,715	$3,775,744

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	69,258	69	(188,035)	—	(187,966)

Net income	—	—	—	187,965	187,965

Balance – March 31, 2019	2,794,297	$2,794	$4,848,178	$149,033	$5,000,005

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$273,220	$187,965
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(113,077)	(382,862)
Forgiveness of debt	(352,071)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(29,784)
Prepaid incomes taxes	69,483	—
Accounts payable and accrued expenses	42,866	(104,731)
Income taxes payable	3,145	31,716
Net cash used in operating activities	(76,434)	(297,696)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeeming stockholders	25,997,965	—
Cash withdrawn from Trust Account to pay franchise taxes	120,830	181,793
Investment of cash in Trust Account	(192,520)	(690,000)
Net cash provided by (used in) investing activities	25,926,275	(508,207)

Cash Flows from Financing Activities:
Proceeds from promissory notes	96,246	861,642
Repayment of promissory notes	—	(65,000)
Proceeds from promissory note – related party	132,646	—
Redemption of common stock	(25,997,965)	—
Net cash (used in) provided by financing activities	(25,769,073)	796,642

Net Change in Cash	80,768	(9,261)
Cash – Beginning	6	11,079
Cash – Ending	$80,774	$1,818

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$1,497,477	$187,966

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target business with which to complete a Business Combination.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

On May 21, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company was required to consummate a Business Combination to August 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. The Company paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through August 22, 2019. In connection with this extension, the Company deposited an aggregate of $286,814 into the Trust Account, of which $280,000 was contributed to the Trust Account by a third party and is not required to be repaid by the Company. Accordingly, the Company has recorded this amount as a credit to additional paid in capital in the accompanying statements of stockholders’ equity. In order to pay for part of the third extension payment, the Company issued an unsecured promissory note (the “Second Note”) in favor of the Investor, in the original principal amount of $6,814 (see Note 6).

On August 21, 2019, the Company stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Extension”) from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with the Extension was 846,888. The Company paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extension. In connection with this extension, the Company deposited an aggregate of $236,000 into the Trust Account to fund this extension payment, which amount was loaned to the Company by AZ Property Partners, LLC (“AZ Property Partners”), an entity majority owned and controlled by Richard Ackerman, the Company's Chairman, President and Chief Executive Officer, and Investor (see Note 6).

On November 21, 2019, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from November 22, 2019 to March 23, 2020. The number of shares of common stock presented for redemption in connection with the Second Extension was 919,091. The Company paid cash in the aggregate amount of $9,736,077, or approximately $10.59 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Second Extension. In connection with this extension, the Company deposited an aggregate of $60,285 into the Trust Account to fund the first thirty-day extension through December 22, 2019, which amount was loaned to the Company by AZ Property Partners and Investor (see Note 6). In January and February 2020, AZ Property Partners and Investor loaned the Company an additional aggregate amount of $90,427 each to pay for the extension through March 23, 2020, which was deposited into the Trust Account.

On March 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Third Extension”) from March 23, 2020 to July 23, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the Third Extension was 2,433,721. The Company paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Third Extension. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rdday prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period). In connection with this extension, as of March 31, 2020, the Company deposited an aggregate of $11,637 into the Trust Account to fund the first thirty-day extension through April 23, 2020, which amount was loaned to the Company by AZ Property Partners and Investor. In April 2020, the AZ Property Partners and Investor loaned the Company an additional aggregate amount of $5,805 each to pay for the extension through May 23, 2020, which was deposited into the Trust Account.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

In order to protect the amounts held in the Trust Account, A/Z Property Partners, has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. Additionally, the agreement entered into by AZ Property Partners specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that AZ Property Partners will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On March 25, 2020, the Company received formal notice from Nasdaq indicating that the Staff had granted the Company’s request for continued listing on Nasdaq. The decision follows the Company’s hearing before the Panel, which took place on March 19, 2020. The Company’s continued listing is subject to the Company’s satisfaction of a number of conditions, including, ultimately, completion of a Business Combination with an operating company by no later than August 10, 2020, and the combined entity’s compliance with all applicable criteria for initial listing on Nasdaq at the time of the merger. The Company failed to meet certain of the conditions contained in the extension grant and has submitted a modified extension request to the Staff. The Company has not received a response from the Staff as of yet and cannot give assurance that it will not be delisted prior to August 10, 2020.

Liquidity

As of March 31, 2020, the Company had $80,774 in its operating bank account, $6,192,007 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $209,062, which excludes franchise and income taxes payable of 26,545, of which such amounts will be paid from interest earned on the Trust Account and prepaid income taxes, which have been paid from amounts in the Trust Account. As of March 31, 2020, approximately $143,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn approximately $676,000 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which approximately $121,000 was withdrawn during the three months ended March 31, 2020.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Cash and marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Through March 31, 2020, the Company has withdrawn $676,188 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which $120,830 was withdrawn during the three months ended March 31, 2020.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 14% differs from the statutory tax rate of 21% for the three months ended March 31, 2019 primarily due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for a Business Combination.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income	$273,220	$187,965
Less: Income attributable to common stock subject to possible redemption	—	(272,387)
Adjusted net income (loss)	$273,220	$(84,422)

Weighted average shares outstanding, basic and diluted	2,844,414	2,725,039

Basic and diluted net income (loss) per common share	$0.10	$(0.03)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at March 31, 2020 and December 31, 2019.

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

On December 31, 2019, the Company issued an unsecured promissory note, as amended on March 31, 2020, (the “Third Note” and, together with the Initial Notes and the Second Note, the “Extension Notes”) in favor of the Investor in the aggregate principal amount of $269,667 in order to pay for part of the extension payments. Through December 31, 2019, the Investor loaned the Company an aggregate amount of $118,667 under the Third Note to pay for part of the extension payment in connection with the Extension to November 22, 2019.

In November 2019, in connection with the stockholders’ approval of the extended date of March 23, 2020, the Investor loaned the Company an additional $30,142 under the Third Note to pay for part of the extension through December 22, 2019. In January and February 2020, the Investor loaned the Company an additional $90,427 under the Third Note to pay for part of the extension through March 23, 2020.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

In March 2020, in connection with the stockholders’ approval of the Extended Date of July 23, 2020, the Investor loaned the Company an additional $5,819 under the Third Note to pay for part of the extension through April 23, 2020. In April 2020, the Investor loaned the Company an additional $5,805 to pay for part of the extension through May 23, 2020.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of March 31, 2020, the outstanding balance under the Extension Notes amounted to an aggregate of $1,631,869.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended on March 31, 2020, in the original principal amount of $579,676 to pay for Non-Business Combination Related Expenses. Of the amount loaned to the Company, $117,334 was used in order to pay for part of the extension payments in connection with the Extension to November 22, 2019. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above.

In November 2019, in connection with the stockholders’ approval of the extended date of March 23, 2020, AZ Property Partners loaned the Company an additional $30,143 to pay for part of the extension through December 2019. In January and February 2020, AZ Property Partners loaned the Company an aggregate additional amount of $90,427 to pay for part of the extension through March 23, 2020.

In March 2020, in connection with the stockholders’ approval of the Extended Date of July 23, 2020, AZ Property Partners loaned the Company an additional $5,818 to pay for part of the extension through April 23, 2020. In April 2020, AZ Property Partners loaned the Company an additional $5,805 to pay for part of the extension through May 23, 2020.

Through March 31, 2020, AZ Partners loaned the Company an aggregate amount of $305,065, of which $36,400 was loaned during the three months ended March 31, 2020, to pay for Non-Business Combination Related Expenses.

As of March 31, 2020, the outstanding balance under promissory note with AZ Partners amounted to $548,787.

7. COMMITMENTS AND CONTINGENCIES

Forgiveness of Debt

During the three months ended March 31, 2020, one of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $352,071.

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
MARCH 31, 2020
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

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 2,716,028 and 2,844,414 shares of common stock issued and outstanding, respectively (excluding -0- and 2,305,335 shares of common stock subject to possible redemption, respectively).

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
MARCH 31, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$6,192,007	$32,005,205

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in the notes to these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the extent to which the COVID-19 pandemic impacts our search for a business combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 30, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On March 23, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with this extension was 2,433,721. We paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to the redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through July 23, 2020. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rdday prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period). In connection with this extension, we deposited an aggregate of $11,637 into the Trust Account to fund the first thirty-day extension through April 23, 2020, which amounts were loaned to us by A/Z Property and Investor. In April 2020, AZ Property Partners and Investors loaned the Company an additional $11,610 to pay for part of the extension through May 23, 2020.

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

On March 25, 2020, we received formal notice from Nasdaq indicating that the Panel the Staff had granted our request for continued listing on Nasdaq. The decision follows our hearing before the Panel, which took place on March 19, 2020. Our continued listing is subject to the satisfaction of a number of conditions, including, ultimately, completion of a business combination with an operating company by no later than August 10, 2020, and the combined entity’s compliance with all applicable criteria for initial listing on Nasdaq at the time of the merger. We failed to meet certain of the conditions contained in the extension grant and have submitted a modified extension request to the Staff. We have not received a response from the Staff as of yet and cannot give assurance that we won't be delisted prior to August 10, 2020.

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

For the three months ended March 31, 2020, we had a net income of $273,220, which consists of the forgiveness of previously recorded professional fees of $352,071, interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $113,077, offset by operating expenses of $119,300 and a provision for income taxes of $72,628.

For the three months ended March 31, 2019, we had a net income of $187,965, which consists of interest income on securities held in the Trust Account of $382,862, offset by operating costs of $163,181 and provision for income taxes of $31,716.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $6,192,007 (including approximately $143,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn approximately $676,000 of interest from the Trust Account in order to pay our income and franchise taxes, of which approximately $121,000 was withdrawn during the three months ended March 31, 2020.

For the three months ended March 31, 2020, cash used in operating activities amounted to $76,434. Net income of $273,220 was the result of the forgiveness of previously recorded professional fees in the amount of $352,071, interest earned on securities held in the Trust Account of $113,077, offset by changes in operating assets and liabilities, which provided $115,494 of cash for operating activities.

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

As of March 31, 2020, A/Z Property has loaned us an aggregate of $548,787 in order to pay our Non-Business Combination Related Expenses and extension payments. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses may repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

As of March 31, 2020, Investor has loaned us an aggregate of $1,631,869 in order to fund a portion of the extension payments.

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

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2020, the Company's stockholders approved to amend its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination to July 23, 2020. The number of shares of common stock presented for redemption in connection with the extension was 2,433,721. The Company paid cash in the aggregate amount of $26.1 million, or approximately $10.71 per share, to redeeming stockholders. For additional information, see Note 1 to the condensed financial statements.

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

BIG ROCK PARTNERS ACQUISITION CORP.

Date: May 15, 2020	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Bennett Kim
Name: Bennett Kim
Title: Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)