Form 10-Q
period 2020-06-30
Big Rock Partners Acquisition Corp.
filed 2020-08-14
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 12, 2020, there were 2,688,242 shares of the Company’s common stock, par value $0.001, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$7	$6
Prepaid expenses	33,200	—
Prepaid income taxes	3,596	69,483
Total Current Assets	36,803	69,489

Cash and marketable securities held in Trust Account	6,240,245	32,005,205
Total Assets	$6,277,048	$32,074,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$297,238	$622,441
Total Current Liabilities	297,238	622,441

Promissory note – related party	685,476	416,141
Promissory notes payable	1,668,091	1,535,623
Total Liabilities	2,650,805	2,574,205

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, -0- and 2,305,335 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	—	24,500,488

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,716,028 and 2,844,414 shares issued and outstanding (excluding -0- and 2,305,335 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	2,716	2,844
Additional paid-in capital	3,130,313	4,627,662
Retained earnings	493,214	369,495
Total Stockholders’ Equity	3,626,243	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,277,048	$32,074,694

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating expenses	$181,259	$175,742	$300,559	$338,923
Loss from operations	(181,259)	(175,742)	(300,559)	(338,923)

Other income:
Forgiveness of debt	—	—	352,071	—
Interest income	25,017	392,439	138,094	775,301
Other income	25,017	392,439	490,165	775,301

(Loss) income before income taxes	(156,242)	216,697	189,606	436,378
Benefit (provision) for income taxes	6,741	(40,676)	(65,887)	(72,392)
Net (loss) income	$(149,501)	$176,021	$123,719	$363,986

Weighted average shares outstanding, basic and diluted (1)	2,716,028	2,794,297	2,780,221	2,759,859

Basic and diluted net (loss) income per common share (2)	$(0.06)	$(0.03)	$0.04	$(0.06)

(1)	Excludes an aggregate of up to -0- and 4,114,378 shares subject to possible redemption at June 30, 2020 and 2019, respectively.
(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $-0- and $259,727 for the three months ended June 30, 2020 and 2019, respectively, and $-0- and 518,924 for the six months ended June 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,844,414	$2,844	$4,627,662	$369,495	$5,000,001

Change in value of common stock subject to possible redemption	(128,386)	(128)	(1,497,349)	—	(1,497,477)

Net income	—	—	—	273,220	273,220

Balance – March 31, 2020	2,716,028	2,716	3,130,313	642,715	3,775,744

Net loss	—	—	—	(149,501)	(149,501)

Balance – June 30, 2020	2,716,028	$2,716	$3,130,313	$493,214	$3,626,243

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	69,258	69	(188,035)	—	(187,966)

Net income	—	—	—	187,965	187,965

Balance – March 31, 2019	2,794,297	2,794	4,848,178	149,033	5,000,005

Change in value of common stock subject to possible redemption	7,053	7	(367,234)	—	(367,227)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	191,209	—	191,209

Net income	—	—	—	176,021	176,021

Balance – June 30, 2019	2,801,350	$2,801	$4,672,153	$325,054	$5,000,008

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$123,719	$363,986
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(138,094)	(775,301)
Forgiveness of debt	(352,071)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(33,200)	(20,769)
Prepaid incomes taxes	65,887	—
Accounts payable and accrued expenses	26,868	(118,651)
Income taxes payable	—	72,392
Net cash used in operating activities	(306,891)	(478,343)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeeming stockholders	25,997,965	22,099,233
Cash withdrawn from Trust Account to pay franchise taxes	120,830	261,793
Investment of cash in Trust Account	(215,741)	(690,000)
Net cash provided by investing activities	25,903,054	21,671,026

Cash Flows from Financing Activities:
Proceeds from promissory notes	132,468	690,000
Proceeds from promissory note – related party	269,335	271,865
Repayment of promissory note – related party	—	(65,000)
Redemption of common stock	(25,997,965)	(22,099,233)
Net cash used in financing activities	(25,596,162)	(21,202,368)

Net Change in Cash	1	(9,685)
Cash – Beginning	6	11,079
Cash – Ending	$7	$1,394

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$1,497,477	$555,193
Capital contribution to Trust Account	$—	$191,209

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target business with which to complete a Business Combination.

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
  JUNE 30, 2020
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

On March 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Third Extension”) from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with the Third Extension was 2,433,721. The Company paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Third Extension. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period). In connection with this extension, the Company deposited an aggregate of $34,858 into the Trust Account to fund the extension through July 23, 2020, of which $17,429 was loaned to the Company by each of AZ Property Partners and Investor.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

On July 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Fourth Extension”) from July 23, 2020 to December 23, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the Fourth Extension was 27,786. The Company paid cash in amount of approximately $299,253, or approximately $10.77 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Fourth Extension. In connection with this extension, as of July 31, 2020, the Company deposited an aggregate of $11,055 into the Trust Account to fund the first thirty-day extension through August 23, 2020, which amount was loaned to the Company by AZ Property Partners and Investor. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period).

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

NASDAQ Notifications

On January 7, 2019, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2017. The Company submitted a plan of compliance with Nasdaq and Nasdaq granted the Company an extension until May 22, 2019 to regain compliance with the rule by holding an annual meeting of stockholders. The Company held its annual meeting of stockholders on May 21, 2019 and, accordingly, the Staff determined that the Company was in compliance with Nasdaq Listing Rule 5620(a) for continued listing and the matter was closed.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

On August 10, 2020, the Company submitted a letter to Nasdaq indicating that it was in compliance with the Rule as of July 31, 2020 and, as a result, satisfies the minimum 300 public holder requirement and all other applicable criteria for continued listing on Nasdaq. Accordingly, the Company requested that the Staff render a formal determination to continue the listing of the Company’s securities. On August 11, 2020, the Company received a formal notice from Nasdaq notifying the Company that it regained compliance with the minimum 300 public holder requirement under Nasdaq rules and that the Panel had determined to continue the listing of the Company's securities on Nasdaq and close the matter.

Liquidity

As of June 30, 2020, the Company had $7 in its operating bank account, $6,240,245 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $264,031, which excludes prepaid income taxes of $3,596, which have been paid from amounts in the Trust Account. As of June 30, 2020, approximately $168,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn approximately $676,000 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which approximately $121,000 was withdrawn during the six months ended June 30, 2020.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until August 23, 2020 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to August 23, 2020.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Through June 30, 2020, the Company has withdrawn $676,188 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which $120,830 was withdrawn during the six months ended June 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. At June 30, 2020, there are no shares of common stock subject to possible redemption.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 4% and 35% differs from the statutory tax rate of 25% for the three and six months ended June 30, 2020 primarily due to true-up adjustments from the prior year tax returns.

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

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net (loss) income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted (loss) income per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted (loss) income per common share is the same as basic (loss) income per common share for the periods presented.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Reconciliation of Net (Loss) Income Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(149,501)	$176,021	$123,719	$363,986
Less: Income attributable to common stock subject to possible redemption	—	(259,727)	—	(518,924)
Adjusted net (loss) income	$(149,501)	$(83,706)	$123,719	$(154,938)

Weighted average shares outstanding, basic and diluted	2,716,028	2,794,297	2,780,221	2,759,859

Basic and diluted net (loss) income per common share	$(0.06)	$(0.03)	$0.04	$(0.06)

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at June 30, 2020 and December 31, 2019.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

In March, April and June 2020, in connection with the stockholders’ approval of the extended date of July 23, 2020, the Investor loaned the Company, under the Third Note, an aggregate amount of $17,429 to pay for part of the extension through June 23, 2020. In July 2020, the Investor loaned the Company an additional $5,805 to pay for part of the extension through July 23, 2020.

In April 2020, under the Third Note, the Investor loaned the Company an aggregate amount of $24,612 for working capital purposes.

In July 2020, in connection with the stockholders’ approval of the Extended Date of December 23, 2020, the Investor loaned the Company, under the Third Note, an additional $5,527 to pay for part of the extension through August 23, 2020.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of June 30, 2020, the outstanding balance under the Extension Notes amounted to an aggregate of $1,668,091.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended on March 31, 2020 and on June 30, 2020, in the original principal amount of $685,476 to pay for Non-Business Combination Related Expenses. Of the amount loaned to the Company, $117,334 was used in order to pay for part of the extension payments in connection with the Extension to November 22, 2019. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above.

In November 2019, in connection with the stockholders’ approval of the extended date of March 23, 2020, AZ Property Partners loaned the Company an additional $30,143 to pay for part of the extension through December 2019. In January and February 2020, AZ Property Partners loaned the Company an aggregate additional amount of $90,427 to pay for part of the extension through March 23, 2020.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

In March, April and June 2020, in connection with the stockholders’ approval of the Extended Date of July 23, 2020, AZ Property Partners loaned the Company an additional aggregate amount of $17,429 to pay for part of the extension through June 23, 2020. In July 2020, AZ Property Partners loaned the Company an additional $5,805 to pay for part of the extension through July 23, 2020.

Through June 30, 2020, AZ Partners loaned the Company an aggregate amount of $430,143, of which $161,478 was loaned during the six months ended June 30, 2020, to pay for Non-Business Combination Related Expenses.

In July 2020, in connection with the stockholders’ approval of the Extended Date of December 23, 2020, AZ Property Partners loaned the Company an additional $5,527 to pay for part of the extension through August 23, 2020.

As of June 30, 2020, the outstanding balance under promissory note with AZ Partners amounted to $685,476.

7. COMMITMENTS AND CONTINGENCIES

Forgiveness of Debt

During the six months ended June 30, 2020, one of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $352,071.

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,716,028 and 2,844,414 shares of common stock issued and outstanding, respectively (excluding -0- and 2,305,335 shares of common stock subject to possible redemption, respectively).

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
JUNE 30, 2020
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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$6,240,245	$32,005,205

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

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the extent to which the COVID-19 pandemic impacts our search for a business combination and our ability to complete a business combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 30, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Extensions to Complete Business Combination

On March 23, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with this extension was 2,433,721. We paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to the redeeming stockholders. We agreed to deposit, or cause to be deposited on our behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through July 23, 2020. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period). In connection with this extension, through June 30, 2020, we deposited an aggregate of $34,858 into the Trust Account to fund the extension through June 23, 2020, which amounts were loaned to us by A/Z Property and Investor. In July 2020, AZ Property Partners and Investors loaned the Company an additional $11,610 to pay for the extension through July 23, 2020.

On July 23, 2020, our stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination (the “Fourth Extension”) from July 23, 2020 to December 23, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the Fourth Extension was 27,786. We paid cash in amount of approximately $299,000, or approximately $10.77 per share, to redeeming stockholders. We agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Fourth Extension. In July 2020, in connection with this extension, we deposited an aggregate of $11,054 into the Trust Account to fund the first thirty-day extension through August 23, 2020. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period).

Nasdaq

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

On August 10, 2020, we submitted a letter to Nasdaq indicating that we were in compliance with the Rule as of July 31, 2020 and, as a result, satisfied the minimum 300 public holder requirement and all other applicable criteria for continued listing on Nasdaq. Accordingly, we requested that the Staff render a formal determination to continue the listing of our securities. On August 11, 2020, the Company received a formal notice from Nasdaq notifying the Company that it regained compliance with the minimum 300 public holder requirement under Nasdaq rules and that the Panel had determined to continue the listing of the Company's securities on Nasdaq and close the matter.

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

For the three months ended June 30, 2020, we had a net loss of $149,501, which consists of operating expenses of $181,259, offset by interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $25,017 and an income tax benefit of $6,741.

For the six months ended June 30, 2020, we had net income of $123,719, which consists of the forgiveness of previously recorded professional fees of $352,071 and interest income on securities held in the Trust Account of $138,094, offset by operating expenses of $300,559 and a provision for income taxes of $65,887.

For the three months ended June 30, 2019, we had a net income of $176,021, which consists of interest income on securities held in the Trust Account of $392,439, offset by operating expenses of $175,742 and provision for income taxes of $40,676.

For the six months ended June 30, 2019, we had a net income of $363,986, which consists of interest income on securities held in the Trust Account of $775,301, offset by operating expenses of $338,923 and provision for income taxes of $72,392.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $6,240,245 (including approximately $168,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn approximately $676,000 of interest from the Trust Account in order to pay our income and franchise taxes, of which approximately $121,000 was withdrawn during the six months ended June 30, 2020.

For the six months ended June 30, 2020, cash used in operating activities amounted to $306,891. Net income of $123,719 was the result of the forgiveness of previously recorded professional fees in the amount of $352,071 and interest earned on securities held in the Trust Account of $138,094 and changes in operating assets and liabilities, which provided $59,555 of cash for operating activities.

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

As of June 30, 2020, A/Z Property has loaned us an aggregate of $685,476 in order to pay our Non-Business Combination Related Expenses and extension payments. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses may repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

As of June 30, 2020, the Investor has loaned us an aggregate of $1,668,091 in order to fund a portion of the extension payments.

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

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. At June 30, 2020 there are no shares of common stock subject to possible redemption.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2020, the Company's stockholders approved to amend its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination to December 23, 2020. The number of shares of common stock presented for redemption in connection with the extension was 27,786. The Company paid cash in the aggregate amount of approximately $299,000, or approximately $10.77 per share, to redeeming stockholders. For additional information, see Note 1 to the condensed financial statements.

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

BIG ROCK PARTNERS ACQUISITION CORP.

Date: August 14, 2020	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Bennett Kim
Name: Bennett Kim
Title: Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)