Form 10-Q
period 2020-09-30
Big Rock Partners Acquisition Corp.
filed 2020-11-16
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 16, 2020, there were 2,688,242 shares of the Company’s common stock, par value $0.001, issued and outstanding.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$40,018	$6
Prepaid expenses	10,800	—
Prepaid income taxes	46,286	69,483
Total Current Assets	97,104	69,489

Cash and marketable securities held in Trust Account	5,934,671	32,005,205
Total Assets	$6,031,775	$32,074,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$379,198	$622,441
Promissory note – related party	758,060	416,141
Promissory notes payable	1,693,306	1,535,623
Total Liabilities	2,830,564	2,574,205

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, -0- and 2,305,335 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	—	24,500,488

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,688,242 and 2,844,414 shares issued and outstanding (excluding -0- and 2,305,335 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	2,688	2,844
Additional paid-in capital	2,831,088	4,627,662
Retained earnings	367,435	369,495
Total Stockholders’ Equity	3,201,211	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,031,775	$32,074,694

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses	$169,028	$183,305	$469,587	$522,228
Loss from operations	(169,028)	(183,305)	(469,587)	(522,228)

Other income:
Forgiveness of debt	—	—	352,071	—
Interest income	559	258,236	138,653	1,033,537
Other income	559	258,236	490,724	1,033,537

(Loss) income before income taxes	(168,469)	74,931	21,137	511,309
Benefit (provision) for income taxes	42,690	(15,736)	(23,197)	(88,128)
Net (loss) income	$(125,779)	$59,195	$(2,060)	$423,181

Weighted average shares outstanding, basic and diluted (1)	2,697,303	2,801,350	2,752,380	2,773,842

Basic and diluted net (loss) income per common share (2)	$(0.05)	$(0.04)	$0.00	$(0.09)

(1)	Excludes an aggregate of up to -0- and 3,258,579 shares subject to possible redemption at September 30, 2020 and 2019, respectively.
(2)
Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $-0- and $159,486 for the three months ended September 30, 2020 and 2019, respectively, and $-0- and $658,996 for the nine months ended September 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,844,414	$2,844	$4,627,662	$369,495	$5,000,001

Change in value of common stock subject to possible redemption	(128,386)	(128)	(1,497,349)	—	(1,497,477)

Net income	—	—	—	273,220	273,220

Balance – March 31, 2020	2,716,028	2,716	3,130,313	642,715	3,775,744

Net loss	—	—	—	(149,501)	(149,501)

Balance – June 30, 2020	2,716,028	2,716	3,130,313	493,214	3,626,243

Redemption of common stock	(27,786)	(28)	(299,225)	—	(299,253)

Net loss	—	—	—	(125,779)	(125,779)

Balance – September 30, 2020	2,688,242	$2,688	$2,831,088	$367,435	$3,201,211

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	69,258	69	(188,035)	—	(187,966)

Net income	—	—	—	187,965	187,965

Balance – March 31, 2019	2,794,297	2,794	4,848,178	149,033	5,000,005

Change in value of common stock subject to possible redemption	7,053	7	(367,234)	—	(367,227)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	191,209	—	191,209

Net income	—	—	—	176,021	176,021

Balance – June 30, 2019	2,801,350	2,801	4,672,153	325,054	5,000,008

Change in value of common stock subject to possible redemption	8,911	9	(147,997)	—	(147,988)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	88,791	—	88,791

Net income	—	—	—	59,195	59,195

Balance – September 30, 2019	2,810,261	$2,810	$4,612,947	$384,249	$5,000,006

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,060)	$423,181
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(138,653)	(1,033,537)
Forgiveness of debt	(352,071)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,800)	5,364
Prepaid incomes taxes	23,197	—
Accounts payable and accrued expenses	108,828	(13,793)
Income taxes payable	—	88,128
Net cash used in operating activities	(371,559)	(530,657)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeeming stockholders	26,297,218	30,990,611
Cash withdrawn from Trust Account to pay franchise taxes	161,430	465,993
Investment of cash in Trust Account	(249,461)	(854,147)
Net cash provided by investing activities	26,209,187	30,602,457

Cash Flows from Financing Activities:
Proceeds from promissory notes	157,683	774,814
Proceeds from promissory note – related party	341,919	392,198
Repayment of promissory note – related party	—	(65,000)
Redemption of common stock	(26,297,218)	(30,990,611)
Net cash used in financing activities	(25,797,616)	(29,888,599)

Net Change in Cash	40,012	183,201
Cash – Beginning	6	11,079
Cash – Ending	$40,018	$194,280

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$1,497,477	$703,181
Capital contribution to Trust Account	$—	$280,000

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target business with which to complete a Business Combination.

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
SEPTEMBER 30, 2020
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

The Company initially had until November 22, 2018 to complete a Business Combination. However, if the Company anticipated that it would not be able to consummate a Business Combination by November 22, 2018, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months. Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 20, 2017, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share) for each three month extension, up to an aggregate of $1,380,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline.

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

On March 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Third Extension”) from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with the Third Extension was 2,433,721. The Company paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Third Extension. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period was equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeded 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period). In connection with this extension, the Company deposited an aggregate of $34,858 into the Trust Account to fund the extension through July 23, 2020, of which $17,429 was loaned to the Company by each of AZ Property Partners and the Investor.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

On July 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Fourth Extension”) from July 23, 2020 to December 23, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the Fourth Extension was 27,786. The Company paid cash in amount of $299,253, or approximately $10.77 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Fourth Extension. In connection with this extension, as of November 13, 2020, the Company deposited an aggregate of $44,219 into the Trust Account, of which $22,110 was deposited as of September 30, 2020, to fund the extension through November 23, 2020, which amounts were loaned to the Company by AZ Property Partners and the Investor. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period).

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

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Liquidity

As of September 30, 2020, the Company had $40,018 in its operating bank account, $5,934,671 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and an adjusted working capital deficit of $328,380, which excludes prepaid income taxes of $46,286, which have been paid from amounts in the Trust Account. As of September 30, 2020, approximately $120,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn $716,788 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which $161,430 was withdrawn during the nine months ended September 30, 2020.

On November 17, 2018, the Company entered into an agreement (the “Agreement”) with the Sponsor and the Investor, pursuant to which the Sponsor agreed to be responsible for all liabilities of the Company as of November 17, 2018 and to loan the Company the funds necessary to pay the expenses of the Company other than Business Combination expenses through the closing of a Business Combination when and as needed. If a Business Combination is not consummated, all outstanding loans made by the Sponsor will be forgiven (see Note 6). In addition, the Investor agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the Initial Notes (as defined in Note 6). If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination (see Note 6).

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until November 23, 2020 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to November 23, 2020.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Cash and Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Through September 30, 2020, the Company has withdrawn $716,788 of interest from the Trust Account in order to pay its franchise and income taxes, of which $161,430 was withdrawn during the nine months ended September 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. At September 30, 2020, there are no shares of common stock subject to possible redemption.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 25% and 110% differs from the statutory tax rate of 25% for the three and nine months ended September 30, 2020, respectively, primarily due to true-up adjustments from the prior year tax returns.

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

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net (loss) income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted (loss) income per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted (loss) income per common share is the same as basic (loss) income per common share for the periods presented.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Reconciliation of Net (Loss) Income Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(125,779)	$59,195	$(2,060)	$423,181
Less: Income attributable to common stock subject to possible redemption	—	(159,486)	—	(658,996)
Adjusted net (loss) income	$(125,779)	$(100,291)	$(2,060)	$(235,815)

Weighted average shares outstanding, basic and diluted	2,697,303	2,801,350	2,752,380	2,773,842

Basic and diluted net (loss) income per common share	$(0.05)	$(0.04)	$(0.00)	$(0.09)

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
SEPTEMBER 30, 2020
(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at September 30, 2020 and December 31, 2019.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

6. INVESTOR AGREEMENT AND PROMISSORY NOTES

On November 17, 2018, the Company entered into an Agreement with the Sponsor and the Investor. Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founders Shares to the Investor in exchange for the agreements set forth below and aggregate cash consideration of $1.00.

Pursuant to the Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and the Investor agreed to loan the Company the funds necessary to obtain the extensions (the “Extensions”). On November 20, 2018 and February 21, 2019, the Company issued unsecured promissory notes (the “Initial Notes”) in favor of the Investor, in the original principal amount of $690,000 each (or an aggregate of $1,380,000), to provide the Company the funds necessary to obtain an aggregate of six-months of Extensions. Pursuant to the Agreement, the Investor has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Initial Notes.

In connection with the stockholders’ approval of the extended date of August 22, 2019, the Company issued another unsecured promissory note (the “Second Note”) in favor of the Investor in order to pay for part of the third extension payment in the original principal amount of $6,814.

On December 31, 2019, the Company issued an unsecured promissory note, as amended on March 31, 2020, June 30,2020 and September 30, 2020, (the “Third Note” and, together with the Initial Notes and the Second Note, the “Extension Notes”) in favor of the Investor in the aggregate principal amount of $317,547 in order to pay for part of the extension payments. Through September 30, 2020, the Investor loaned the Company an aggregate of $306,492, of which $124,717 was loaned during the nine months ended September 30, 2020 to pay for part of the extension payments through September 23, 2020 and $32,967 was loaned during the nine months ended September 30, 2020 to pay for extension related costs. In October 2020, the Investor loaned the Company an additional $11,055 to pay for part of the extension through November 23, 2020.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of September 30, 2020, the outstanding balance under the Extension Notes amounted to an aggregate of $1,693,306.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended on March 31, 2020, June 30, 2020 and September 30, 2020, in the principal amount of $837,057 to pay for Non-Business Combination Related Expenses incurred through September 30, 2020 and expenses incurred thereafter. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above.

Through September 30, 2020, AZ Property Partners loaned the Company an aggregate of $758,060, of which $124,717 was loaned during the nine months ended September 30, 2020 to pay for part of the extension payments through September 23, 2020 and $217,202 was loaned during the nine months ended September 30, 2020 to pay for Non-Business Combination Related Expenses. In October 2020, AZ Property Partners loaned the Company an additional $11,055 to pay for part of the extension through November 23, 2020 and an additional $67,942 to pay for Non-Business Combination Related Expenses.

As of September 30, 2020, the outstanding balance under promissory note with AZ Property Partners amounted to $758,060.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Forgiveness of Debt

During the nine months ended September 30, 2020, one of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $352,071.

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,688,242 and 2,844,414 shares of common stock issued and outstanding, respectively (excluding -0- and 2,305,335 shares of common stock subject to possible redemption, respectively).

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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
SEPTEMBER 30, 2020
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

Level 3: Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

BIG ROCK PARTNERS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$5,934,671	$32,005,205

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In October 2020, the Investor loaned the Company $11,055 under the Third Note to pay for part of the extension through November 23, 2020.

In October 2020, AZ Property Partners loaned the Company an additional $11,055 to pay for part of the extension through November 23, 2020 and an additional $67,942 to pay for Non-Business Combination Related Expenses.

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

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the extent to which the COVID-19 pandemic impacts our search for a business combination and our ability to complete a business combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 30, 2020, except as described in our Quarterly Report of Form 10-Q for the quarter ended June 30, 2020 filed with teh SEC on August 14, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Extensions to Complete Business Combination

On July 23, 2020, our stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination (the “Fourth Extension”) from July 23, 2020 to December 23, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the Fourth Extension was 27,786. We paid cash in amount of approximately $299,000, or approximately $10.77 per share, to redeeming stockholders. We agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Fourth Extension. As of November 13, 2020, in connection with this extension, we deposited an aggregate of $44,219 into the Trust Account to fund the extension through November 23, 2020. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period).

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

For the three months ended September 30, 2020, we had a net loss of $125,779, which consists of operating expenses of $169,028, offset by interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $559 and an income tax benefit of $42,690.

For the nine months ended September 30, 2020, we had net loss of $2,060, which consists of operating expenses of $469,587 and a provision for income taxes of $23,197, offset by the forgiveness of previously recorded professional fees of $352,071 and interest income on securities held in the Trust Account of $138,653.

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $5,934,671 (including approximately $120,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn $716,788 of interest from the Trust Account in order to pay our income and franchise taxes, of which $161,430 was withdrawn during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, cash used in operating activities amounted to $371,559. Net loss of $2,060 was the result of the forgiveness of previously recorded professional fees in the amount of $352,071 and interest earned on securities held in the Trust Account of $138,653 and changes in operating assets and liabilities, which provided $121,225 of cash for operating activities.

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

As of September 30, 2020, A/Z Property has loaned us an aggregate of $758,060 in order to pay our Non-Business Combination Related Expenses and extension payments. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses may be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

As of September 30, 2020, the Investor has loaned us an aggregate of $1,693,306 in order to fund a portion of the extension payments.

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

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. At September 30, 2020 there are no shares of common stock subject to possible redemption.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, File No. 001-38302, filed on July 24, 2020).
31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG ROCK PARTNERS ACQUISITION CORP.

Date: November 16, 2020	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16,2020	By:	/s/ Bennett Kim
Name: Bennett Kim
Title: Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)