Form 10-K
period 2020-12-31
Big Rock Partners Acquisition Corp.
filed 2021-04-01
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☒   No ☐

The aggregate market value of the voting and non-voting common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter ($10.50 as of June 30, 2020), as reported on the Nasdaq Capital Market, was approximately $6.1 million.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2021, was 2,688,242.

Documents Incorporated by Reference: None.

BIG ROCK PARTNERS ACQUISITION CORP.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), which are incorporated herein by this reference.

References in this Form 10-K to “we,” “us” or “our company” refer to Big Rock Partners Acquisition Corp. References in this Form 10-K to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our Sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares. References in this Form 10-K to our “management” or our “management team” refer to our officers and directors and references to our “Sponsor” or our “initial stockholder” refer to Big Rock Partners Sponsor, LLC, a company affiliated with our Chairman, President and Chief Executive Officer. References in this Form 10-K to our “founder’s shares” refer to our shares of common stock initially purchased by our Sponsor in a private sale prior to our initial public offering. References in this Form 10-K to our “private placement units” refer to the units sold in a private placement simultaneously with the closing of our initial public offering.

Company Overview

We are a blank check company formed pursuant to the laws of the State of Delaware on September 18, 2017 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. On December 13, 2020, we entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with NeuroRx, Inc., a Delaware corporation (“NeuroRx”) and Big Rock Merger Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), providing for the merger of Merger Sub with and into NeuroRx (the “Merger”), with NeuroRx surviving the Merger and becoming a wholly-owned subsidiary of us. As a result of the Merger, and upon consummation of the Merger and the other transactions contemplated by the Merger Agreement (“Transactions”), NeuroRx will become a wholly-owned subsidiary of the Company, with the stockholders of NeuroRx becoming stockholders of the Company. Upon approval of the Company’s stockholders and consummation of the Transactions, the Company will change its name to “NRX Pharmaceuticals, Inc.” The terms of the Merger Agreement are discussed in more detail below. Prior to executing the Merger Agreement, our activities were limited to organization activities, the completion of our initial public offering, and the evaluation of possible business combination candidates.

Formation and Initial Public Offering

In September 2017, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (the “founder’s shares”) for an aggregate purchase price of $25,000. On November 20, 2017, the Company effectuated a 1.2-for-1 stock dividend of its common stock resulting in an aggregate of 1,725,000 founder shares outstanding.

On November 22, 2017, we consummated the initial public offering (the “Initial Public Offering”) of 6,000,000 units (“Units”), each Unit consisting of one share of common stock, par value $0.001 per share (“Common Stock”), one right (“Right”) entitling the holder thereof to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination, and one-half of one warrant (“Warrant”), each whole Warrant exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, pursuant to the registration statements on Form S-1 (File Nos. 333-220947 and 333-221659) (the “Registration Statements”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. We refer to the shares of Common Stock underlying the Units as our “public shares.”

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

On November 28, 2017, the underwriters notified us of their exercise of their over-allotment option in full and on November 29, 2017, purchased 900,000 Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $9,000,000. Simultaneously with the sale of such Units, we consummated the sale of an additional 22,500 Placement Units at $10.00 per unit, generating gross proceeds of $225,000. Placement Units were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, or Regulation D thereunder, as a sale not involving any public offering.

A total of $69,000,000 of the net proceeds from the Initial Public Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. We incurred costs in the aggregate amount of $2,172,419 related to Initial Public Offering, including $1,725,000 of underwriting fees and $447,419 of other costs.

Our Units began trading on November 20, 2017 on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BRPAU.” Commencing on December 1, 2017, the underlying shares of Common Stock, Warrants and Rights began trading on Nasdaq under the symbols “BRPA,” “BRPAW,” and “BRPAR,” respectively.

Proposed Business Combination

On December 13, 2020, the Company entered into the Merger Agreement with NeuroRx and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into NeuroRx, with NeuroRx surviving the Merger. The Merger Agreement was subsequently amended on January 27, 2021 and March 19, 2021.

NeuroRx is a clinical-stage small molecule pharmaceutical company which develops novel therapeutics for the treatment of central nervous system disorders and life-threatening pulmonary diseases. NeuroRx recently announced a commercial partnership with Relief Therapeutics Holding AG for global commercialization of RLF-100, or “ZYESAMI”, an application for COVID-related respiratory failure (the “NeuroRx COVID-19 Drug”). NeuroRx is also developing NRX-100/101, the first sequential drug regimen for bipolar depression in patients with acute suicidal ideation and behavior (the “NeuroRx Antidepressant Drug Regimen”).

Pursuant to the Merger Agreement, the aggregate consideration payable to the stockholders of NeuroRx at the effective time of the Merger (the “Effective Time”) will equal 50,000,000 shares (“Closing Consideration”) of the Company’s Common Stock, plus the additional contingent right to receive the Earnout Shares and Earnout Cash (each as defined below). At the Effective Time, each outstanding share of NeuroRx common stock (including shares of NeuroRx common stock resulting from the conversion of NeuroRx preferred stock immediately prior to the Effective Time) will be converted into the right to receive a pro rata portion of the Closing Consideration and the contingent right to receive a pro rata portion of the Earnout Shares and Earnout Cash. Each option and warrant of NeuroRx that is outstanding and unexercised immediately prior to the Effective Time will be assumed by the Company and will represent the right to acquire an adjusted number of shares of the Company’s Common Stock at an adjusted exercise price, in each case, pursuant to the terms of the Merger Agreement.

As part of the aggregate consideration payable to NeuroRx’s securityholders pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the closing will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of the Company’s Common Stock (“Earnout Shares”) if, prior to December 31, 2022, the NeuroRx COVID-19 Drug receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen and the listing of the NeuroRx Antidepressant Drug Regimen in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”).

Pursuant to the Merger Agreement, the Company will enter into an agreement (the “Sponsor Agreement”) with the Sponsor and BRAC Lending Group LLC (“BRAC”) providing that (a) the Sponsor and BRAC will forfeit, and the Company will terminate and cancel: (x) an aggregate of 875,000 shares of Common Stock and (y) one share of Common Stock for each Public Share validly redeemed by public stockholders in connection with the business combination proposal, up to a maximum of 300,000 shares of Common Stock (clauses (x) and (y), collectively, the “Forfeited Shares”), and (b) 125,000 shares of Common Stock owned by the Sponsor will be subject to escrow (the “Sponsor Earnout Shares”), which Sponsor Earnout Shares will either be released from escrow to the Sponsor upon the achievement of the Earnout Shares Milestone or terminated and canceled by the Company on December 31, 2022, in the event that the Earnout Shares Milestone is not achieved.

Pursuant to the Merger Agreement, the Company, Sponsor, BRAC, Graubard Miller, the Initial Stockholders and Continental Stock Transfer & Trust Company (“Continental”) will enter into an amendment to the existing stock escrow agreement (the “Stock Escrow Amendment”) providing: (a) for the forfeiture and cancellation of the Forfeited Shares, (b) that the Sponsor Earnout Shares will be subject to escrow pursuant to the Sponsor Agreement and in accordance with the terms of the Merger Agreement, (c) that the 40,000 shares of Common Stock held by Graubard Miller will be released from escrow and (d) that all remaining shares of Common Stock held in escrow thereunder will be released from escrow on the earlier of (i) the six-month anniversary of the closing, (ii) with respect to 50% of the shares of Common Stock, the date on which the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the closing, and (iii) the date after the closing on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their Common Stock for cash, securities or other property.

Pursuant to the Merger Agreement, to the extent the sum of the amount remaining in the trust account after disbursements to the Company’s public stockholders who seek redemption of their public shares plus the amount raised in the PIPE (described below) and any other financing exceeds $5 million, the Company’s outstanding loans will be repaid at the closing of the Merger. Further, the Company, the Sponsor and the Company’s lenders will enter into an omnibus amendment to each outstanding promissory note or other borrowing with the Company as the maker providing that, to the extent not repaid in accordance with the Merger Agreement, the outstanding principal and accrued unpaid interest pursuant to such promissory notes, after any repayments permitted pursuant to the terms of the Merger Agreement, will be converted into convertible notes of NRX Pharmaceuticals with an aggregate principal amount of no more than approximately $2.7 million, which will bear interest at three percent (3%) per annum, and may be converted from time to time, at the holder’s option, into shares of Common Stock at a price of $10.00 per share, and which will mature on the date that is twenty-four (24) months after the date of the Merger closing. Any other borrowings not repaid or converted into convertible notes pursuant to the Merger Agreement will be forgiven or discharged prior to closing.

Immediately after the closing of the Merger, NeuroRx’s stockholders will hold approximately 93% of the issued and outstanding shares of the Company’s Common Stock, the current stockholders of the Company will hold approximately 5% of the issued and outstanding Common Stock, and the PIPE Investors will hold approximately 2% of the issued and outstanding Common Stock, which pro forma ownership (i) takes into effect the forfeiture, termination and cancellation of 875,000 shares of Common Stock by the Sponsor and BRAC pursuant to the Merger Agreement, and the issuance to EBC of 200,000 shares of Common Stock in lieu of the cash fee owed to EBC under the existing Business Combination Marketing Agreement, (ii) takes into effect the exchange of each outstanding Right for one-tenth of one share of Common Stock pursuant to the terms of the Rights, (iii) assumes no holder of Public Shares exercises its conversion rights, (iv) includes the effect of the PIPE but does not include the effect of any other financing of the Company and (v) assumes the Earnout Shares Milestone is not satisfied immediately after the Closing.

Consummation of the proposed business combination is subject to customary closing conditions and covenants of the respective parties, including approval of the Company’s stockholders. Further information regarding the proposed business combination, the proposed business of the combined company following the consummation of the Merger, and the risks relating to the proposed business of the combined company can be found in the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2020, the Registration Statement on Form S-4 filed by the Company with the SEC on January 27, 2021, and the preliminary proxy statement/prospectus/consent solicitation statement included therein, and the definitive proxy statement/prospectus/consent solicitation statement to be filed by the Company with the SEC. Unless otherwise indicated, the information in this Form 10-K assumes we will not consummate the proposed business combination with NeuroRx, will secure a further extension to consummate an initial business combination, and then seek to find an alternative target with which to consummate an initial business combination.

Private Placement

In connection with the Merger, on March 12, 2021, the Company entered into subscription agreements (“Subscription Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “PIPE Investors”), pursuant to which the Company will, substantially concurrently with, and contingent upon, the consummation of the Merger, issue an aggregate of 1,000,000 shares of Common Stock to the PIPE Investors at a price of $10.00 per share, for aggregate gross proceeds to the Company of $10,000,000 (the “PIPE”).

The closing of the PIPE is conditioned upon, among other things, (i) the substantially concurrent consummation of the Merger, (ii) the accuracy of all representations and warranties of the Company and the PIPE Investors in the Subscription Agreements, and the performance of all covenants of the Company and the PIPE Investors under the Subscription Agreements, (iii) the shares of Common Stock shall have been approved for listing on the Nasdaq, subject to official notice of issuance, and (iv) the Merger Agreement shall not have been terminated or rescinded, and no amendment, waiver or modification shall have occurred thereunder that would materially adversely affect the economic benefits that the PIPE Investor would reasonably expect to receive under the Subscription Agreement without having received the PIPE Investor’s prior written consent (not to be unreasonably withheld, conditioned, or delayed).

The Company has agreed that, as soon as reasonably practicable, but in no event later than 45 calendar days following the closing date of the Merger, it shall file a registration statement with the SEC covering the resale by the PIPE Investors of the shares of Common Stock issued to them in the PIPE and use its best efforts to have such registration statement declared effective as promptly as practicable thereafter, but in no event later than the earlier of 60 calendar days after filing (or 90 calendar days in the event the SEC issues written comments) or the 10th business day after the Company is notified that the registration statement will not be subject to review or further review.

Extension Amendment

On December 18, 2020, the Company received stockholder approval to amend its amended and restated certificate of incorporation (“charter”) to extend the date by which it must complete an initial business combination from December 23, 2020 to April 23, 2021. No stockholders exercised their right to convert their public shares into cash in connection with the Extension.

On March 22, 2021, the Company filed a preliminary proxy statement seeking approval from its stockholders to further amend its charter to extend the date by which the Company is required to complete its initial business combination.

Nasdaq Compliance

On November 23, 2020, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that, as of November 20, 2020, the Company was not in compliance with Listing Rule IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on November 20, 2017, it was required to complete an initial business combination by no later than November 20, 2020. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Listing Qualifications Department had advised the Company that its securities would be subject to delisting unless it timely requested a hearing before an independent Hearings Panel. The Company appealed the ruling and Nasdaq scheduled the appeal for January 14, 2021 (the “Nasdaq Appeal”). On January 4, 2021, the Company received an additional notice from Nasdaq stating that the Company’s failure to hold an annual stockholder meeting for the fiscal year ended December 31, 2019 by December 31, 2020, as required by Nasdaq Listing Rule 5820, could serve as an additional basis for delisting the Company’s securities from Nasdaq, the Company requested that this issue be added to the Nasdaq Appeal.

On January 14, 2021, the Company attended a hearing before the Nasdaq Hearings Panel with respect to the November 23, 2020 and January 2, 2021 delisting notices. During the hearing, the Company requested an extension through May 24, 2021 to regain compliance with the Nasdaq listing rules. On January 15, 2021, the Company received notice from Nasdaq that Nasdaq had granted the Company’s request to continue its listing on Nasdaq through May 24, 2021 (“Extended Date”). Nasdaq’s decision is subject to certain conditions, including that the Company will have completed the Merger with NeuroRx on or before the Extended Date and that NRX Pharmaceuticals will have demonstrated compliance with all requirements for initial listing on Nasdaq.

 Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until after the consummation of our initial business combination. We currently have until April 23, 2021 to consummate our initial business combination. Our board has determined that there may not be enough time to consummate the proposed business combination with NeuroRx by April 23, 2021 and, accordingly, we have filed a proxy statement to solicit shareholder approval to extend the liquidation date to May 24, 2021. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

 Our Acquisition Process

We have evaluated a number of target businesses, including NeuroRx. When evaluating each prospective target business, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews, and a review of financial and other information that made available to us.

We have engaged a professional firm that specializes in business acquisitions, and we may engage other firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate the consummation of an initial business combination (regardless of the type of transaction that it is) other than the monthly administrative services fee of up to $10,000 (effective through August 20, 2018), the repayment of loans from our Sponsor, officers and directors for working capital purposes and reimbursement of out-of-pocket expenses, however such repayment and reimbursement may be limited in connection with our negotiations with a prospective target. We are not restricted from entering into a business combination with a target business that is affiliated with any of our officers, directors or Sponsor and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

Fair Market Value of Target Business

Nasdaq rules require that a target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We are permitted to structure a business combination to acquire 100% of the equity interests or assets of the target business or businesses or to structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

 We will not be required to obtain an opinion from an investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the performance of a single business.

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

Limited Ability to Evaluate the Target Business’s Management

Although we have scrutinized the management of NeuroRx, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, our officers and directors are not expected to have any future role with NeuroRx following completion of the contemplated Merger. In the event that we do not complete a business combination with NeuroRx and instead seek an alternative business combination target, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain in senior management or advisory positions with us following a business combination, it is possible that they will not devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and will likely provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

Our Sponsor, officers, directors and BRAC (as defined below) have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder’s shares, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

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

We may require public stockholders seeking conversion, whether they are a record holder or hold their shares in “street name,” to either (i) physically tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether to pass this cost on to the holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise conversion rights to tender their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder will have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.” for further information on the risks of failing to comply with these requirements.

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

Extensions to Complete Business Combination

Our charter originally provided that we would have until November 22, 2018 to complete our initial business combination. On each of November 20, 2018, February 22, 2019, May 21, 2019, August 21, 2019, November 21, 2019, March 23, 2020, July 23, 2020, and December 18, 2020, our stockholders approved an amendment to our charter extending the amount of time that we have to consummate an initial business combination. As a result, our charter, as amended, currently provides that it will have until April 23, 2021 to complete a business combination. In connection with these amendments, we offered public stockholders the right to have their Public Shares converted into a pro rata portion of the trust account and holders of Public Shares representing approximately $63 million originally held in the trust account exercised such conversion rights. Accordingly, as of the date of this Form 10-K, the Company has approximately $6.0 million of cash in the trust account.

We have received loans from affiliates of ours in connection with such amendments.

On November 17, 2018, we entered into an agreement (the “Extension Funding Agreement”) with the Sponsor and BRAC. Pursuant to the Extension Funding Agreement, the Sponsor transferred an aggregate of 1,500,000 founder’s shares to BRAC in exchange for the agreements set forth below and aggregate cash consideration of $1.00. The Founder’s Shares transferred by the Sponsor to BRAC will remain in escrow in the name of BRAC, subject to the terms of the Stock Escrow Agreement, dated November 20, 2017, among us, the Sponsor and Continental Stock Transfer & Trust Company. Additionally, the Sponsor assigned the registration rights it was granted, pursuant to the Registration Rights Agreement, dated November 20, 2017 between us and the Sponsor, with respect to the Founder’s Shares to BRAC in connection with the transfer. Pursuant to the Extension Funding Agreement, the Sponsor agreed to take all actions reasonably necessary to extend the period of time the Company has to consummate a business combination up to two times for an aggregate of up to six months and BRAC agreed to loan us the funds necessary to obtain the extensions. BRAC loaned us an aggregate of $1,380,000 to obtain such extensions, which loans are evidenced by promissory notes. Further, pursuant to the Extension Funding Agreement, BRAC has also agreed to loan us all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the notes. Also, pursuant to the Extension Funding Agreement, the Sponsor has agreed to be responsible for all liabilities of the Company as of November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the charter.

The Sponsor has also agreed to loan us the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a business combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a business combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by us to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the notes, and any funds necessary for the working capital requirements of the Company following closing of the business combination. Any remaining amounts in excess of the Cap will be forgiven. If the Company does not consummate a business combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven. As of December 31, 2020, A/Z Property has loaned us an aggregate of approximately $862,148 in order to pay our Non-Business Combination Related Expenses and extension payments. We repaid $35,000 of such loans during the year ended December 31, 2020.

As of December 31, 2020, BRAC has loaned us an aggregate of approximately $1,809,889 in order to fund extension payments and other expenses.

On March 22, 2021, the Company filed a preliminary proxy statement seeking approval from its stockholders to further amend its charter to extend the date by which the Company is required to complete its initial business combination.

 Liquidation if No Business Combination

If we have not completed an initial business combination by April 23, 2021, or such later date as may be approved by our stockholders through approval of an amendment to our charter, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would restrict our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 23, 2021 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would restrict our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 23, 2021 (or such later date as may be approved by our stockholders), we will provide public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our Sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder’s shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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
●
if our initial business combination is not consummated by April 23, 2021, and such date is not further extended, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;
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

Competition

In identifying, evaluating and selecting a target business, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.

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

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers who receive no compensation from the Company. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not have, and do not intend to have, any employees prior to the consummation of a business combination.

Item 1A  Risk Factors

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results. The risks set forth below do not include specific risks relating to our proposed business combination with NeuroRx, or the risks inherent in NeuroRx’s business, which are included in the Registration Statement on Form S-4 which we filed with the SEC on January 27, 2021. The risks presented below assumes that we will not consummate the proposed business combination with NeuroRx, and that we will secure a further extension to consummate an initial business combination and then seek to find an alternative target with which to consummate an initial business combination.

Risks Relating to Searching for and Consummating a Business Combination

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until April 23, 2021, or longer if additional extensions are approved, before receiving distributions from the trust account.

We have until April 23, 2021, or such later date as may be approved by our stockholders, in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by April 23, 2021 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until April 23, 2021 (or such later date as may be approved by our stockholders) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Our Sponsor, BRAC, and designees of the underwriter of our IPO control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of the date of this Form 10-K, our Sponsor, BRAC, and EBC and its designees own approximately 76.9% of our issued and outstanding shares of common stock. Neither the Sponsor, BRAC, our directors or executive officers nor EBC or any of their respective affiliates beneficially owned any public shares as of the date of this Form 10-K. However, they may choose to buy public shares in the open market and/or through negotiated private purchases after the date of this proxy statement. In the event that purchases do occur, the purchasers may seek to purchase shares from stockholders who would otherwise have voted against our initial business combination and/or elected to convert their shares. In connection with any vote for a proposed business combination, our Sponsor and BRAC, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination.

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

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our Sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) physically tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) physically tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring a target business will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, rights and the unit purchase option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

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

●
may significantly reduce the equity interest of our existing commons tockholders;
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

As of December 31, 2020, we had approximately $446 in available funds held outside of our trust account and approximately $6.0 million in the trust account. If these amounts prove to be insufficient to consummate an initial business combination, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate the proposed business combination with Microvast or any other business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

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

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

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

Risks Relating to Potential Conflicts of Interest of our Management, Directors, and Others

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

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with the consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present, see the section titled “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

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

Risks Relating to our Securities

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

Our amended and restated certificate of incorporation provides that we will continue in existence until April 23, 2021, or such later date as may be approved by our stockholders. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

 Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On November 23, 2020, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that, as of November 20, 2020, the Company was not in compliance with Listing Rule IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on November 20, 2017, it was required to complete an initial business combination by no later than November 20, 2020. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Listing Qualifications Department had advised the Company that its securities would be subject to delisting unless it timely requested a hearing before an independent Hearings Panel. The Company appealed the ruling and Nasdaq scheduled the appeal for January 14, 2021 (the “Nasdaq Appeal”). On January 4, 2021, the Company received an additional notice from Nasdaq stating that the Company’s failure to hold an annual stockholder meeting for the fiscal year ended December 31, 2019 by December 31, 2020, as required by Nasdaq Listing Rule 5820, could serve as an additional basis for delisting the Company’s securities from Nasdaq, the Company requested that this issue be added to the Nasdaq Appeal.

On January 14, 2021, the Company attended a hearing before the Nasdaq Hearings Panel with respect to the November 23, 2020 and January 2, 2021 delisting notices. During the hearing, the Company requested an extension through May 24, 2021 to regain compliance with the Nasdaq listing rules. On January 15, 2021, the Company received notice from Nasdaq that Nasdaq had granted the Company’s request to continue its listing on Nasdaq through May 24, 2021 (“Extended Date”). Nasdaq’s decision is subject to certain conditions, including that the Company will have completed the Merger with NeuroRx on or before the Extended Date and that NRX Pharmaceuticals will have demonstrated compliance with all requirements for initial listing on Nasdaq. While the Company expects to complete the Merger by the Extended Date, there can be no assurance that it will be able to do so.

If Nasdaq delists the Company’s securities from trading on its exchange, the Company could face significant material adverse consequences, including:

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

We issued rights to receive 690,000 shares of common stock and warrants to purchase 3,450,000 shares of common stock as part of the units offered in connection with the Initial Public Offering and rights to receive 27,250 shares of common stock and warrants to purchase 136,250 shares of common stock in connection with the Private Placement. We also issued unit purchase options to purchase 600,000 units to EarlyBirdCapital, Inc. (and/or its designees) which, if exercised, will result in the issuance of 600,000 shares of common stock, rights to receive 60,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock. We may also issue additional private units, which will be identical to the private placement units, to our Sponsor, officers or directors in payment of working capital loans made to us as described in this Form 10-K. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon conversion or exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants, rights, or unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or warrants and options are exercised, you may experience dilution to your holdings.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our Sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

General Risks

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

Holders

As of March 30, 2021, we had six holders of record of our common stock, two holders of record of our units, one holder of record of our warrants and one holder of record of our rights.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

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

Recent Developments

Proposed Business Combination

On December 13, 2020, the Company entered into the Merger Agreement with NeuroRx and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into NeuroRx, with NeuroRx surviving the Merger. As a result of the Merger, NeuroRx will become a wholly-owned subsidiary of the Company, with the stockholders of NeuroRx becoming stockholders of the Company. Under the Merger Agreement, at the Effective Time, each outstanding share of NeuroRx common stock (including shares of NeuroRx common stock resulting from the conversion of NeuroRx preferred stock immediately prior to the Effective Time) will be converted into the right to receive a pro rata portion of the Closing Consideration and the contingent right to receive a pro rata portion of the Earnout Shares and Earnout Cash. Each option and warrant of NeuroRx that is outstanding and unexercised immediately prior to the Effective Time will be assumed by the Company and will represent the right to acquire an adjusted number of shares of the Company’s Common Stock at an adjusted exercise price, in each case, pursuant to the terms of the Merger Agreement.

Pursuant to the Merger Agreement, the Company will enter into the Sponsor Agreement with the Sponsor and BRAC providing that (a) the Sponsor and BRAC will forfeit the Forfeited Shares and (b) the Sponsor Earnout Shares will be subject to escrow, and will either be released from escrow to the Sponsor upon the achievement of the Earnout Shares Milestone or terminated and canceled by the Company on December 31, 2022, in the event that the Earnout Shares Milestone is not achieved.

Pursuant to the Merger Agreement, the Company, Sponsor, BRAC, Graubard Miller, the Initial Stockholders and Continental will enter into the Stock Escrow Amendment providing: (a) for the forfeiture and cancellation of the Forfeited Shares, (b) that the Sponsor Earnout Shares will be subject to escrow pursuant to the Sponsor Agreement and in accordance with the terms of the Merger Agreement, (c) that the 40,000 shares of Common Stock held by Graubard Miller will be released from escrow and (d) that all remaining shares of Common Stock held in escrow thereunder will be released from escrow on the earlier of (i) the six-month anniversary of the closing, (ii) with respect to 50% of the shares of Common Stock, the date on which the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the closing, and (iii) the date after the closing on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their Common Stock for cash, securities or other property.

Pursuant to the Merger Agreement, to the extent the sum of the amount remaining in the trust account after disbursements to the Company’s public stockholders who seek redemption of their public shares plus the amount raised in the PIPE (described below) and any other financing exceeds $5 million, the Company’s outstanding loans will be repaid at the closing of the Merger. Further, the Company, the Sponsor and the Company’s lenders will enter into an omnibus amendment to each outstanding promissory note or other borrowing with the Company as the maker providing that, to the extent not repaid in accordance with the Merger Agreement, the outstanding principal and accrued unpaid interest pursuant to such promissory notes, after any repayments permitted pursuant to the terms of the Merger Agreement, will be converted into convertible notes of NRX Pharmaceuticals with an aggregate principal amount of no more than approximately $2.7 million, which will bear interest at three percent (3%) per annum, and may be converted from time to time, at the holder’s option, into shares of Common Stock at a price of $10.00 per share, and which will mature on the date that is twenty-four (24) months after the date of the Merger closing. Any other borrowings not repaid or converted into convertible notes pursuant to the Merger Agreement will be forgiven or discharged prior to closing.

Immediately after the closing of the Merger, NeuroRx’s stockholders will hold approximately 93% of the issued and outstanding shares of the Company’s Common Stock, the current stockholders of the Company will hold approximately 5% of the issued and outstanding Common Stock, and the PIPE Investors will hold approximately 2% of the issued and outstanding Common Stock, which pro forma ownership (i) takes into effect the forfeiture, termination and cancellation of 875,000 shares of Common Stock by the Sponsor and BRAC pursuant to the Merger Agreement, and the issuance to EBC of 200,000 shares of Common Stock in lieu of the cash fee owed to EBC under the existing Business Combination Marketing Agreement, (ii) takes into effect the exchange of each outstanding Right for one-tenth of one share of Common Stock pursuant to the terms of the Rights, (iii) assumes no holder of Public Shares exercises its conversion rights, (iv) includes the effect of the PIPE but does not include the effect of any other financing of the Company and (v) assumes the Earnout Shares Milestone is not satisfied immediately after the Closing.

Private Placement

In connection with the Merger, on March 12, 2021, the Company entered into Subscription Agreements the PIPE Investors, pursuant to which the Company will, substantially concurrently with, and contingent upon, the consummation of the Merger, issue an aggregate of 1,000,000 shares of Common Stock to the PIPE Investors at a price of $10.00 per share, for aggregate gross proceeds to the Company of $10,000,000.

The closing of the PIPE is conditioned upon, among other things, (i) the substantially concurrent consummation of the Merger, (ii) the accuracy of all representations and warranties of the Company and the PIPE Investors in the Subscription Agreements, and the performance of all covenants of the Company and the PIPE Investors under the Subscription Agreements, (iii) the shares of Common Stock shall have been approved for listing on the Nasdaq, subject to official notice of issuance, and (iv) the Merger Agreement shall not have been terminated or rescinded, and no amendment, waiver or modification shall have occurred thereunder that would materially adversely affect the economic benefits that the PIPE Investor would reasonably expect to receive under the Subscription Agreement without having received the PIPE Investor’s prior written consent (not to be unreasonably withheld, conditioned, or delayed).

Extensions to Complete Business Combination

On July 23, 2020, our stockholders approved an amendment to the charter to extend the period of time for which we are required to consummate a Business Combination (the “Fifth Extension”) from July 23, 2020 to December 23, 2020. The number of shares of common stock presented for redemption in connection with the Fifth Extension was 27,786. We paid cash in amount of approximately $299,000, or approximately $10.77 per share, to redeeming stockholders. We agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Fifth Extension. In connection with this extension, we deposited an aggregate of $44,219 into the Trust Account to fund the extension through November 23, 2020.

On December 18, 2020, our stockholders approved an amendment to the charter to extend the date by which we must complete an initial business combination from December 23, 2020 to April 23, 2021 (the “Sixth Extension”). No stockholders exercised their right to convert their public shares into cash in connection with the Sixth Extension.

On March 22, 2021, the Company filed a preliminary proxy statement seeking approval from its stockholders to further amend its charter to extend the date by which the Company is required to complete its initial business combination.

Nasdaq Compliance

On November 23, 2020, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that, as of November 20, 2020, the Company was not in compliance with Listing Rule IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on November 20, 2017, it was required to complete an initial business combination by no later than November 20, 2020. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Listing Qualifications Department had advised the Company that its securities would be subject to delisting unless it timely requested a hearing before an independent Hearings Panel. The Company appealed the ruling and Nasdaq scheduled the appeal for January 14, 2021. On January 4, 2021, the Company received an additional notice from Nasdaq stating that the Company’s failure to hold an annual stockholder meeting for the fiscal year ended December 31, 2019 by December 31, 2020, as required by Nasdaq Listing Rule 5820, could serve as an additional basis for delisting the Company’s securities from Nasdaq, the Company requested that this issue be added to the Nasdaq Appeal.

On January 14, 2021, the Company attended a hearing before the Nasdaq Hearings Panel with respect to the November 23, 2020 and January 2, 2021 delisting notices. During the hearing, the Company requested an extension through May 24, 2021 to regain compliance with the Nasdaq listing rules. On January 15, 2021, the Company received notice from Nasdaq that Nasdaq had granted the Company’s request to continue its listing on Nasdaq through May 24, 2021. Nasdaq’s decision is subject to certain conditions, including that the Company will have completed the Merger with NeuroRx on or before the Extended Date and that NRX Pharmaceuticals will have demonstrated compliance with all requirements for initial listing on Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $439,412, which consists of operating expenses of $907,406, offset by interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $138,764 and the forgiveness of previously recorded professional fees of $352,071.

For the year ended December 31, 2019, we had a net income of $408,427, which consists of interest income on securities held in the Trust Account of $1,205,820, offset by operating costs of $713,187 and provision for income taxes of $84,206.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $5,967,947 (including approximately $138,764 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn $716,788 of interest from the Trust Account in order to pay our income and franchise taxes, of which $161,430 was withdrawn during the year ended December 31, 2020.

For the year ended December 31, 2020, cash used in operating activities amounted to $598,617. Net loss of $434,412 was the result of the forgiveness of previously recorded professional fees in the amount of $352,071 and interest earned on securities held in the Trust Account of $138,764 and changes in operating assets and liabilities, which provided $326,630 of cash for operating activities.

For the year ended December 31, 2019, cash used in operating activities amounted to $792,731. Net income of $408,427 was the result of interest earned on securities held in the Trust Account of $1,205,820, offset by changes in operating assets and liabilities, which provided $4,662 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including, but not limited to, continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2020, A/Z Property has loaned us an aggregate of approximately $862,148 in order to pay our Non-Business Combination Related Expenses and extension payments. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses may be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven. We repaid $35,000 of such loans during the year ended December 31, 2020.

As of December 31, 2020, BRAC has loaned us an aggregate of approximately $1,809,889 in order to fund extension payments and other expenses.

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

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

 We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with a Business Combination. The Business Combination Marketing Agreement between us and EarlyBirdCapital provides that we will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). In connection with the proposed Merger with NeuroRx, EarlyBirdCapital agreed that, in lieu of such cash fee, it would be paid an aggregate of 200,000 shares of our common stock upon consummation of the Merger. If a Business Combination is not consummated for any reason, no fee will be due or payable.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 16 of this Form 10-K and is included herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

1.
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Richard Ackerman	62	Chairman, President and Chief Executive Officer
Bennett Kim	48	Chief Financial Officer, Chief Investment Officer and Director
Richard Birdoff	62	Director
Michael Fong	76	Director
Stuart F. Koenig	68	Director
Albert G. Rex	66	Director
Troy T. Taylor	63	Director

Richard Ackerman, our Chairman, President and Chief Executive Officer since September 18, 2017, formed Big Rock Partners (“BRP”) in 2004. BRP is an opportunistic real estate investment firm that has invested in and managed over $800 million in assets since its formation. In 2012, BRP began to focus on senior housing development as there was a distinct supply – demand imbalance and fragmentation in senior housing developers, and formed Big Rock Senior Housing, a national leader in developing and managing new Class A senior housing communities of $50 million and more. Class A housing communities consist of prestigious buildings with high quality standard finishes, state of the art systems, exceptional accessibility and a defined market presence competing for premier senior housing users with rents above average for the area. Mr. Ackerman serves as the Senior Managing Principal of BRP and Big Rock Senior Housing. Prior to BRP, from 2001 to 2004, Mr. Ackerman served as the Head of the Los Angeles office of Apollo, overseeing all investments on the U.S. West Coast and Japan for the global private equity firm. In August 1999, Mr. Ackerman was appointed by Apollo as the Chief Executive Officer of Atlantic Gulf Communities Corporation (an Apollo portfolio company) in order to restructure the company and served in that capacity until April 2001. This publicly traded development and asset management company’s primary operations included the development and sale of home sites and land tracts and the construction and sale of oceanfront condominiums. From September 1996 to August 1999, Mr. Ackerman was President and co-founder of Crocker Realty Trust, a private REIT (an Apollo portfolio company) specializing in the ownership and development of office space in the southeastern United States. Prior to 1996, he was president and co-founder of Crocker Realty Investors, a publicly traded REIT and a portfolio company of the first Apollo Real Estate Investment Fund. The company specialized in the ownership and development of office space until its sale to Highwoods Properties, Inc. In addition to the foregoing business experience, Mr. Ackerman served as Chief Executive Officer and a director of ALDA Office Properties, Inc. (“ALDA”) during 2011. ALDA was formed in 2011 to acquire, own and operate office properties in select markets primarily in Northern and Southern California. In 2011, ALDA filed a registration statement for its initial public offering, which offering was subsequently abandoned due to market conditions. Mr. Ackerman is also a former Director of Summerville Senior Living, Inc., which is one of the largest assisted living companies in the nation. Mr. Ackerman graduated with a B.A. from Tulane University and a J.D. from the Tulane School of Law.

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

Michael Fong, who has served as one of our directors since November 20, 2017, serves as the Chairman and Chief Executive Officer of JF International Ltd. (“JF International”), a private equity firm he founded since 2003. JF International invests and manages a diversified portfolio of worldwide investments in real estate and operating companies. In 2015, JF International joined with BRP to invest in the luxury senior housing sector. From 1994 to 2003, Mr. Fong was the Managing Director of The ALJ Group, which is based in Jeddah, Kingdom of Saudi Arabia and is one of the largest privately held business enterprises in the Middle East. Mr. Fong also previously served from 1990 to 1994 as the President of Jaymont Properties, Inc., a real estate development and management company with a substantial portfolio of premier office and mixed used properties located in the central business district of major cities such as New York, Boston, San Francisco, Orlando, Chicago, and Miami. From 1979 to 1990, Mr. Fong was President of Intercap Investments, Inc., a commercial developer of real estate central business district projects in Miami and Coral Gables. From 1998 to 1999, Mr. Fong was the President of the Coral Gables, FL Chamber of Commerce and served on its Board of Directors for several years. Prior to 1979, Mr. Fong was President of Interfin Investments, Inc., an investment banking firm based in Lincoln, Nebraska and New York. From 1975 to 1979, Mr. Fong was a Vice President and also served as Assistant to the President of DuPont Walston, Inc., a major retail brokerage and investment banking firm with over 200 branches across the United States. Mr. Fong began his business career in 1971 with EDS, a firm founded by H. Ross Perot, and was sent to New York when Mr. Perot made an investment in DuPont Glore Forgan when EDS was awarded a major data processing contract for redesigning a new system for the brokerage business.

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

Employees

As of the date hereof, the Company has no employees except its two executive officers who receive no compensation from the Company. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. We do not have, and do not intend to have, any full time employees prior to the consummation of our initial business combination.

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

No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, BRAC, our officers or directors, or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans made by the, for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. In connection with the proposed business combination with NeuroRx, if such business combination is completed, our Sponsor and lenders agreed to only seek repayment of outstanding working capital loans to the extent the amount remaining amount remaining in the trust account after taking into account conversions by public stockholders, plus any amounts raised in the PIPE or any other financing, exceeds $5 million. The Sponsor and lenders further agreed that amounts not repaid will be converted into two-year convertible promissory notes with a principal amount of no more than approximately $2.7 million, which will bear interest at three percent (3%) per annum. Such arrangements are described in detail in the Registration Statement on Form S-4, and the preliminary proxy statement/prospectus/consent solicitation statement included therein, filed by the Company with the SEC on January 27, 2021. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of the date of this Form 10-K by:

●
each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●
each of our officers, directors and senior advisors; and

●
all our officers and directors as a group.

As of the date of this Form 10-K, there were a total of 2,688,242 shares of common stock outstanding. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the Company’s rights or warrants as these rights and warrants are not convertible or exercisable, respectively, within 60 days of the date of this Form 10-K.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
Officers and Directors
Richard Ackerman (2)	497,500	18.51%
Bennett Kim	—	0%
Richard Birdoff	—	0%
Michael Fong	—	0%
Stuart Koenig (3)	—	0%
Albert G. Rex (3)	—	0%
Troy T. Taylor (3)	—	0%
		0%
All Officers and Directors as a Group (7 individuals)	497,500	18.51%

Five Percent Holders
BRAC Lending Group LLC (4)	1,432,000	53.27%
Big Rock Partners Sponsor, LLC (2)	497,500	18.51%
EarlyBirdCapital, Inc. (5)	138,000	5.13%

(1)
Unless otherwise noted, the address of each beneficial owner is c/o Big Rock Partners Acquisition Corp, 2645 N. Federal Highway, Suite 230, Delray Beach, FL 33483.
(2)
Richard Ackerman is the President, Chairman and Chief Executive Officer of Big Rock Partners Acquisition Corp. and the managing member of Big Rock Partners Sponsor, LLC and has the sole voting and dispositive power of the securities held by the Sponsor. Accordingly. Mr. Ackerman may be deemed to have beneficial ownership of such shares.
(3)
Does not include shares held by Big Rock Partners Sponsor, LLC. This individual is a member of Big Rock Partners Sponsor, LLC.
(4)
Information was obtained from a Schedule 13D filed on November 26, 2018 with the SEC. Each of David M. Nussbaum and Steven Levine is a managing member of BRAC Lending Group LLC.
(5)
The business address of EarlyBirdCapital, Inc. is One Huntington Quadrangle, Suite 4C18, Melville, NY 11747. Each of David M. Nussbaum and Steven Levine control the voting and investment power over the securities held by EarlyBirdCapital, Inc. EarlyBirdCapital, Inc. was the representative of the underwriters of the Company’s initial public offering.

All of the insider shares are being held in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. In connection with the proposed business combination with NeuroRx, the existing escrow agreement will be amended. Such amendment is described in detail in the Registration Statement on Form S-4, and the preliminary proxy statement/prospectus/consent solicitation statement included therein, filed by the Company with the SEC on January 27, 2021.

During the escrow period, as currently existing, the owners of the shares held in escrow will not be able to sell or transfer such shares except for transfers, assignments or sales (i) to our officers, directors, employees, consultants or their affiliates, (ii) to an entity’s officers, directors, employees or members, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions and other agreements of our initial stockholder as set forth herein, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. Similar transfer restrictions will apply if the escrow agreement is amended in connection with the Company’s proposed initial business combination with NeuroRx.

If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Working Capital Loans

In order to meet working capital needs following the consummation of the Initial Public Offering, the Sponsor, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest (subject to any limitation on repayment agreed to in connection with such initial business combination), or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into private units at a price of $10.00 per unit. The units would be identical to the private placement units (which, for example, would result in the holders being issued 165,000 shares of common stock if an aggregate principal amount of $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination, as well as 75,000 warrants to purchase 75,000 shares). If we do not complete a business combination, the loans will be forgiven.

Registration Rights Agreement

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

Administrative Support Agreement

The Sponsor agreed that, commencing on November 20, 2017 through the earlier of our consummation of our initial business combination or our liquidation, it would make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company agreed to pay the Sponsor an aggregate of up to $10,000 per month for these services. For the year ended December 31, 2018, the Company incurred $75,000 in fees for these services. Effective August 20, 2018, the Sponsor agreed to stop charging us the monthly administrative fee.

Promissory Notes – Related Party

On November 17, 2018, the Company entered into an Agreement with the Sponsor and BRAC (“Extension Funding Agreement”). Pursuant to the Agreement, the Sponsor transferred an aggregate of 1,500,000 Founders Shares to BRAC in exchange for the agreements set forth below and aggregate cash consideration of $1.00. Pursuant to the Extension Funding Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and BRAC agreed to loan the Company the funds necessary to obtain the extensions. Pursuant to the Extension Funding Agreement, BRAC has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the notes.

On November 20, 2018, the Company issued an unsecured promissory note (the “First Note”) in favor of BRAC, in the original principal amount of $690,000, to provide us the funds necessary to obtain the first three-month extension, from November 22, 2018 to February 22, 2019. On February 21, 2019, the Company issued a second unsecured promissory note (the “Second Note”) in favor of BRAC, in the original principal amount of $690,000, to provide us the funds necessary to obtain the second three-month extension, from February 22, 2019 to May 22, 2019.

In connection with the stockholders’ approval of the extended date of August 22, 2019, the Company issued another unsecured promissory note (the “Third Note”) in favor of BRAC in order to pay for part of the third extension payment in the original principal amount of $6,814.

On December 31, 2019, the Company issued an unsecured promissory note, as amended on March 31, 2020, June 30, 2020, and September 30, 2020 (the “Fourth Note” and, together with the First Note, Second Note, and Third Note, the “Extension Notes”) in favor of BRAC in the aggregate principal amount of $317,547 in order to pay for part of the extension payments. Through December 31, 2020, BRAC loaned the Company an aggregate of $423,075, of which $141,299 was loaned during the year ended December 31, 2020 to pay for part of the extension payments through December 23, 2020 and $32,967 was loaned during the year ended December 31, 2020 to pay for extension related costs and $100,000 was loaned during the year ended December 31, 2020 for working capital purposes.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of December 31, 2020, the outstanding balance under the Extension Notes amounted to an aggregate of $1,809,889 . The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of NRX Pharmaceuticals following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor in the original principal amount of $446,283 to pay for Non-Business Combination Related Expenses. Of the amount loaned to the Company, $117,333 was used in order to pay for part of the extension payments in connection with the Extension to November 22, 2019. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above.

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

As of December 31, 2020, A/Z Property has loaned us an aggregate of approximately $862,148 in order to pay our Non-Business Combination Related Expenses and extension payments. As of December 31, 2020, BRAC has loaned us an aggregate of approximately $1,809,889 in order to fund extension payments and other expenses.

In connection with the proposed business combination with NeuroRx, if such business combination is completed, our Sponsor and lenders agreed to only seek repayment of outstanding working capital loans to the extent the amount remaining amount remaining in the trust account after taking into account conversions by public stockholders, plus any amounts raised in the PIPE or any other financing, exceeds $5 million. The Sponsor and lenders further agreed that amounts not repaid will be converted into two-year convertible promissory notes with a principal amount of no more than approximately $2.7 million, which will bear interest at three percent (3%) per annum. Such arrangements are described in detail in the Registration Statement on Form S-4, and the preliminary proxy statement/prospectus/consent solicitation statement included therein, filed by the Company with the SEC on January 27, 2021.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested ”independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested ”independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2020 and 2019 totaled approximately $52,000 and $49,000, respectively. The above amounts include interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

None.

(3)
Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 13, 2020, by and among Big Rock Partners Acquisition Corp., NeuroRx, Inc., and Big Rock Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on December 17, 2020).

2.2*	First Amendment to Agreement and Plan of Merger, dated as of January 27, 2021, by and among Big Rock Partners Acquisition Corp., NeuroRx, Inc., and Big Rock Merger Corp.
2.3
Second Amendment to Agreement and Plan of Merger, dated as of January 27, 2021, by and among Big Rock Partners Acquisition Corp., NeuroRx, Inc., and Big Rock Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on March 22, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 22, 2017).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on May 22, 2019).
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on August 23, 2019).
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 22, 2019).
3.5	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on March 23, 2020).
3.6	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on July 23, 2020).
3.7	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on December 18, 2020).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed on November 22, 2017).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A, File No. 333 220947, filed on November 14, 2017).
4.5
Right Agreement, dated November 20, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38302, filed on November 22, 2017).

4.6
Warrant Agreement, dated November 20, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed on November 22, 2017).

4.7	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, filed on November 22, 2017).
4.8*	Description of Registrant's Securities.
10.1(a)
Letter Agreement, dated November 20, 2017, by and between the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on November 22, 2017).

10.1(b)
Form of Letter, dated November 20, 2017, Agreement by and between the Company and its officers and directors. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on November 22, 2017).

10.1(c)	Letter Agreement, dated November 20, 2017, by and between the Company and A/Z Property Partners, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on November 22, 2017).
10.2
Investment Management Trust Account Agreement, dated November 20, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 22, 2017).

10.3
Stock Escrow Agreement, dated November 20, 2017, between the Company, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 22, 2017).

10.4	Registration Rights Agreement among the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 22, 2017).
10.5
Administrative Services Agreement, dated November 20, 2017, between the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on November 22, 2017).

10.6(a)
Securities Subscription Agreement, dated September 26, 2017, between the Registrant and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A, File No. 333-220947, filed on November 14, 2017).

10.6(b)
Securities Subscription Agreement, dated November 20, 2017, between the Company and Big Rock Partners Sponsor, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on November 22, 2017).

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

10.9	Form of Indemnification Agreement, dated November 20, 2017, with the Company’s officers and directors (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on November 22, 2017).
10.10
Agreement, dated November 17, 2018, among the Company, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 20, 2018).

10.11	Stock Escrow Agent Letter, dated November 17, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 20, 2018).
10.12	Registration Rights Assignment Agreement, dated November 17, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 20, 2018).
10.13	Insider Letter, dated November 17, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on November 20, 2018).
10.14	Promissory Note in favor of BRAC Lending Group LLC, dated November 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on November 20, 2018).
10.15	Promissory Note in favor of BRAC Lending Group LLC , dated February 21, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 22, 2019).
10.16	Promissory Note in favor of A/Z Property Partners, LLC, dated December 31, 2019.
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 12, 2021).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document*.
101.SCH	XBRL Taxonomy Extension Schema Document*.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*.
*	Filed herewith
**	Furnished herewith

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

BIG ROCK PARTNERS ACQUISITION CORP.

April 1, 2021	By:	/s/ Richard Ackerman
Richard Ackerman Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Ackerman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2021
Richard Ackerman

/s/ Bennett Kim	Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)	April 1, 2021
Bennett Kim

/s/ Richard Birdoff	Director	April 1, 2021
Richard Birdoff

/s/ Michael Fong	Director	April 1, 2021
Michael Fong

/s/ Stuart F. Koenig	Director	April 1, 2021
Stuart F. Koenig

/s/ Albert G. Rex	Director	April 1, 2021
Albert G. Rex

/s/ Troy Taylor	Director	April 1, 2021
Troy T. Taylor

BIG ROCK PARTNERS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Big Rock Partners Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big Rock Partners Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company isnot required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
April 1, 2021

BIG ROCK PARTNERS ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$466	$6
Prepaid expenses	30,350	69,483
Prepaid income taxes	51,642	—
Total Current Assets	82,458	69,489

Cash and marketable securities held in Trust Account	5,967,947	32,005,205
TOTAL ASSETS	$6,050,405	$32,074,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$609,509	$622,441
Promissory note – related party	862,148	416,141
Promissory notes payable	1,809,889	1,535,623
TOTAL LIABILITIES	3,281,546	2,574,205

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, -0- and 2,305,335 shares at redemption value at December 31, 2020 and 2019, respectively	—	24,500,488

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,688,242 and 2,844,414 shares issued and outstanding (excluding -0- and 2,305,335 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	2,688	2,844
Additional paid-in capital	2,831,088	4,627,662
(Accumulated deficit)/retained earnings	(64,917)	369,495
Total Stockholders’ Equity	2,768,859	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,050,405	$32,074,694

The accompanying notes are an integral part of the consolidated financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Operating and formation costs	$907,406	$713,187
Loss from operations	(907,406)	(713,187)

Other income:
Forgiveness of debt	352,071	—
Interest earned on marketable securities held in Trust Account	138,764	1,205,820
Other income, net	490,835	1,205,820

(Loss) income before provision for income taxes	(416,571)	492,633
Provision for income taxes	(17,841)	(84,206)
Net (loss) income	$(434,412)	$408,427

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	546,586	4,555,229
Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$0.15

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,736,258	2,783,021

Basic and diluted net loss per share, Non-redeemable common stock	$(0.16)	$(0.11)

The accompanying notes are an integral part of the consolidated financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	119,375	119	(688,551)	—	(688,432)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	280,000	—	280,000

Net income	—	—	—	408,427	408,427

Balance – December 31, 2019	2,844,414	2,844	4,627,662	369,495	5,000,001

Change in value of common stock subject to possible redemption	(128,386)	(128)	(1,497,349)	—	(1,497,477)

Redemption of share related to extension proxy vote	(27,786)	(28)	(299,225)	—	(299,253)

Net loss	—	—	—	(434,412)	(434,412)

Balance – December 31, 2020	2,688,242	$2,688	$2,831,088	$(64,917)	$2,768,859

The accompanying notes are an integral part of the consolidated financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(434,412)	$408,427
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(138,764)	(1,205,820)
Forgiveness of debt	(352,071)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,350)	19,114
Prepaid incomes taxes	17,841	(69,483)
Accounts payable and accrued expenses	339,139	71,342
Income taxes payable	—	(16,311)
Net cash used in operating activities	(598,617)	(792,731)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(282,626)	(993,099)
Cash withdrawn from Trust Account to pay redeeming stockholders	26,297,218	40,726,687
Cash withdrawn from Trust Account to pay franchise and income taxes	161,430	512,993
Net cash provided by investing activities	26,176,022	40,246,581

Cash Flows from Financing Activities:
Proceeds from promissory notes	274,266	845,623
Proceeds from promissory note – related party	481,007	481,141
Repayment of promissory note – related party	(35,000)	(65,000)
Redemption of common stock	(26,297,218)	(40,726,687)
Net cash used in financing activities	(25,576,945)	(39,464,923)

Net Change in Cash	460	(11,073)
Cash – Beginning of period	6	11,079
Cash – End of period	$466	$6

Supplemental cash flow information:
Cash paid for income taxes	$—	$170,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,497,477	$688,432
Capital contribution to Trust Account	$—	$280,000

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company has one subsidiary, Big Rock Merger Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on January 22, 2019 (“Merger Sub”).

All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of NeuroRx, Inc., a Delaware corporation (“NeuroRx”) (see Note 7).

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

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 and deposited an additional $690,000 into the Trust Account. The deposits were funded by non-interest bearing unsecured promissory notes from BRAC Lending Group LLC, an affiliate of the underwriter (“BRAC”) (see Note 6). The notes are repayable upon the consummation of a Business Combination (see Note 6).

On May 21, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company was required to consummate a Business Combination to August 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. The Company paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through August 22, 2019. In connection with this extension, the Company deposited an aggregate of $286,814 into the Trust Account, of which $280,000 was contributed to the Trust Account by a third party and is not required to be repaid by the Company. Accordingly, the Company has recorded this amount as a credit to additional paid in capital in the accompanying statements of stockholders’ equity. In order to pay for part of the third extension payment, the Company issued an unsecured promissory note (the “Second Note”) in favor of BRAC, in the original principal amount of $6,814 (see Note 6).

On August 21, 2019, the Company stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Extension”) from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with the Extension was 846,888. The Company paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extension. In connection with this extension, the Company deposited an aggregate of $236,000 into the Trust Account to fund this extension payment, which amount was loaned to the Company by AZ Property Partners, LLC (“AZ Property Partners”), an entity majority owned and controlled by Richard Ackerman, the Company's Chairman, President and Chief Executive Officer, and BRAC (see Note 6).

On November 21, 2019, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from November 22, 2019 to March 23, 2020. The number of shares of common stock presented for redemption in connection with the Second Extension was 919,091. The Company paid cash in the aggregate amount of $9,736,077, or approximately $10.59 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Second Extension. In connection with this extension, the Company deposited an aggregate of $60,285 into the Trust Account to fund the first thirty-day extension through December 22, 2019, which amount was loaned to the Company by AZ Property Partners and BRAC (see Note 6). In January and February 2020, AZ Property Partners and BRAC loaned the Company an additional aggregate amount of $90,427 each to pay for the extension through March 23, 2020, which was deposited into the Trust Account.

On March 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Third Extension”) from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with the Third Extension was 2,433,721. The Company paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Third Extension. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period was equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeded 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period). In connection with this extension, the Company deposited an aggregate of $34,858 into the Trust Account to fund the extension through July 23, 2020, of which $17,429 was loaned to the Company by each of AZ Property Partners and BRAC.

On July 23, 2020, the Company's stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Fourth Extension”) from July 23, 2020 to December 23, 2020. The number of shares of common stock presented for redemption in connection with the Fourth Extension was 27,786. The Company paid cash in amount of $299,253, or approximately $10.77 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Fourth Extension. In connection with this extension, as of November 13, 2020, the Company deposited an aggregate of $44,219 into the Trust Account, of which $22,110 was deposited as of September 30, 2020, to fund the extension through November 23, 2020, which amounts were loaned to the Company by AZ Property Partners and BRAC. Notwithstanding the foregoing, if the volume weighted average price of the Company's common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period).

On December 18, 2020, the Company held a special meeting pursuant to which the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Fifth Extension”) from December 23, 2020 to April 23, 2021 (the “Extended Date”). In connection with this extension, no stockholders elected to redeem their shares of common stock.

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

On March 25, 2020, the Company received formal notice from Nasdaq indicating that the Staff had granted the Company’s request for continued listing on Nasdaq. The decision followed the Company’s hearing before the Panel, which took place on March 19, 2020. The Company’s continued listing is subject to the Company’s satisfaction of a number of conditions, including, ultimately, completion of a Business Combination with an operating company by no later than August 10, 2020, and the combined entity’s compliance with all applicable criteria for initial listing on Nasdaq at the time of the merger. The Company failed to meet certain of the conditions contained in the extension grant and has submitted a modified extension request to the Staff.

On August 10, 2020, the Company submitted a letter to Nasdaq indicating that it was in compliance with the Rule as of July 31, 2020 and, as a result, satisfies the minimum 300 public holder requirement and all other applicable criteria for continued listing on Nasdaq. Accordingly, the Company requested that the Staff render a formal determination to continue the listing of the Company’s securities. On August 11, 2020, the Company received a formal notice from Nasdaq notifying the Company that it regained compliance with the minimum 300 public holder requirements under Nasdaq rules and that the Panel had determined to continue the listing of the Company's securities on Nasdaq and close the matter.

On November 23, 2020, the Company received a notice from Nasdaq stating that, as of November 20, 2020, the Company was not in compliance with Listing Rule IM-5101-2 (the “Rule”), which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on November 20, 2017, it was required to complete an initial business combination by no later than November 20, 2020. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities.

Liquidity

As of December 31, 2020, the Company had $466 in its operating bank account, $5,967,947 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and an adjusted working capital deficit of $609,509, which excludes prepaid income taxes of $51,642 and prepaid franchise taxes of $30,350, which have been paid from amounts in the Trust Account. As of December 31, 2020, approximately $138,764 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn $716,788 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which $161,430 was withdrawn during the year ended December 31, 2020.

On November 17, 2018, the Company entered into an agreement (the “Agreement”) with the Sponsor and BRAC, pursuant to which the Sponsor agreed to be responsible for all liabilities of the Company as of November 17, 2018 and to loan the Company the funds necessary to pay the expenses of the Company other than Business Combination expenses through the closing of a Business Combination when and as needed. If a Business Combination is not consummated, all outstanding loans made by the Sponsor will be forgiven (see Note 6). In addition, BRAC agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the Initial Notes (as defined in Note 6). If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination (see Note 6).

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until April 23, 2021 (or as may be extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to April 23, 2021, or as may be extended by shareholder vote.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Through December 31, 2020, the Company has withdrawn $716,788 of interest from the Trust Account in order to pay its franchise and income taxes, of which $161,430 was withdrawn during the year ended December 31, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. At December 31, 2020, there are no shares of common stock subject to possible redemption.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have an impact on the financial statements.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$—	$922,211
Less: interest available to be withdrawn for payment of taxes	—	(218,317)
Net income attributable	$—	$703,894
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	546,586	4,555,229
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.15

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,062,553)	$(1,594)
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(1,062,553)	$(1,594)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,736,258	2,783,021
Basic and diluted net loss per share, Non-redeemable common stock	$(0.16)	$(0.11)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2017, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 20, 2017, the Company effectuated a 1.2-for-1 stock dividend of its common stock resulting in an aggregate of 1,725,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Units and the Representative Shares (as defined in Note 8)). As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at December 31, 2020 and 2019.

6. EXTENSION FUNDING AGREEMENT AND PROMISSORY NOTES

On November 17, 2018, the Company entered into an Extension Funding Agreement with the Sponsor and BRAC. Pursuant to the Extension Funding Agreement, the Sponsor transferred an aggregate of 1,500,000 Founders Shares to BRAC in exchange for the agreements set forth below and aggregate cash consideration of $1.00.

Pursuant to the Extension Funding Agreement, the Sponsor agreed to extend the period of time the Company has to consummate a Business Combination up to two times for an aggregate of up to six months and BRAC agreed to loan the Company the funds necessary to obtain the extensions (the “Extensions”). On November 20, 2018 and February 21, 2019, the Company issued unsecured promissory notes (the “Initial Notes”) in favor of BRAC, in the original principal amount of $690,000 each (or an aggregate of $1,380,000), to provide the Company the funds necessary to obtain an aggregate of six-months of Extensions. Pursuant to the Extension Funding Agreement, BRAC has also agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a Business Combination (the “Business Combination Expenses”) and such loans will be added to the Initial Notes.

In connection with the stockholders’ approval of the extended date of August 22, 2019, the Company issued another unsecured promissory note (the “Second Note”) in favor of BRAC in order to pay for part of the third extension payment in the original principal amount of $6,814.

On December 31, 2019, the Company issued an unsecured promissory note, as amended on March 31, 2020, June 30,2020 and September 30, 2020, (the “Third Note” and, together with the Initial Notes and the Second Note, the “Extension Notes”) in favor of BRAC in the aggregate principal amount of $317,547 in order to pay for part of the extension payments. Through December 31, 2020, BRAC loaned the Company an aggregate of $423,075, of which $141,299 was loaned during the year ended December 31, 2020 to pay for part of the extension payments through December 23, 2020 and $32,967 was loaned during the year ended December 31, 2020 to pay for extension related costs and $100,000 was loaned during the year ended December 31, 2020 for working capital purposes.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of December 31, 2020, the outstanding balance under the Extension Notes amounted to an aggregate of approximately $1,809,889.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended on March 31, 2020, June 30, 2020 and September 30, 2020, in the principal amount of approximately $862,148 to pay for Non-Business Combination Related Expenses incurred through December 31, 2020 and expenses incurred thereafter. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above. The Company repaid $35,000 of such loans during the year ended December 31, 2020.

Through December 31, 2020, AZ Property Partners loaned the Company an aggregate of $862,148, of which $141,299 was loaned during the year ended December 31, 2020 to pay for part of the extension payments through December 23, 2020 and $339,708 was loaned during the year ended December 31, 2020 to pay for Non-Business Combination Related Expenses.

As of December 31, 2020, the outstanding balance under promissory note with AZ Property Partners amounted to $862,148.

7. COMMITMENTS AND CONTINGENCIES

Forgiveness of Debt

During the year ended December 31, 2020, one of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $352,071.

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

Merger Agreement

On December 13, 2020, the Company, NeuroRx and Merger Sub, entered into an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into NeuroRx, with NeuroRx surviving the merger (“Merger”). As a result of the Merger, and upon consummation of the Merger and the other transactions contemplated by the Merger Agreement (“Transactions”), NeuroRx will become a wholly-owned subsidiary of the Company, with the stockholders of NeuroRx becoming stockholders of the Company.

Pursuant to the Merger Agreement, the aggregate consideration payable to the stockholders of NeuroRx at the effective time of the Merger (the “Effective Time”) will equal 50,000,000 shares (“Closing Consideration”) of the Company’s common stock, par value $0.001 per share (“Company Common Stock”), plus the additional contingent right to receive the Earnout Shares and Earnout Cash (each as defined below). At the Effective Time, each outstanding share of NeuroRx common stock (including shares of NeuroRx common stock resulting from the conversion of NeuroRx preferred stock immediately prior to the Effective Time) will be converted into the right to receive a pro rata portion of the Closing Consideration and the contingent right to receive a pro rata portion of the Earnout Shares and Earnout Cash. Each option and warrant of NeuroRx that is outstanding and unexercised immediately prior to the Effective Time will be assumed by the Company and will represent the right to acquire an adjusted number of shares of the Company Common Stock at an adjusted exercise price, in each case, pursuant to the terms of the Merger Agreement.

As part of the aggregate consideration payable to NeuroRx’s securityholders pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the closing of the Transactions will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of the Company Common Stock (“Earnout Shares”) if, prior to December 31, 2022, the NeuroRx COVID-19 Drug receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen and the listing of the NeuroRx Antidepressant Drug Regimen in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”).

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,688,242 and 2,844,414 shares of common stock issued and outstanding, respectively (excluding -0- and 2,305,335 shares of common stock subject to possible redemption, respectively).

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

9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$105,559	$—
Unrealized gain on marketable securities	—	—
Total deferred tax assets	105,559	—
Valuation Allowance	(105,559)	—
Deferred tax assets, net valuation allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$17,841	$102,332
Deferred	(87,480)	2,936

State and Local
Current	—	—
Deferred	(18,079)	—

Change in valuation allowance	105,559	(21,062)

Income tax provision	$17,841	$84,206

As of December 31, 2020 and 2019, the Company had $416,571 and $-0- of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively, which carryforward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and 2019, the change in the valuation allowance was $105,559 and $21,062.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.3%	0.0%
True-ups	(4.3)%	0.4%
Valuation allowance	(25.3)%	(4.3)%
Income tax provision	(4.3)%	17.1%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31,2020	December 31,2019
Assets:
Cash and marketable securities held in Trust Account	1	$5,967,947	$32,005,205

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the consolidated balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Nasdaq Compliance

On January 15, 2021, the Company received notice from the Nasdaq that a Nasdaq Hearings Panel (“Panel”) had granted the Company’s request to continue its listing on Nasdaq through May 24, 2021 (“Extended Date”).

On January 4, 2021, the Company received a notice from the Staff stating that the Company’s failure to hold an annual stockholder meeting for the fiscal year ended December 31, 2019 by December 31, 2020, as required by Nasdaq Listing Rule 5820, could serve as an additional basis for delisting the Company’s securities from Nasdaq. The Company requested a hearing before the Panel to appeal the Staff’s determination with respect to both notices and the hearing was held on January 14, 2021. The Panel’s decision is subject to certain conditions, including that the Company will have completed its proposed business combination (the “Business Combination”) with NeuroRx on or before the Extended Date and that the combined company will have demonstrated compliance with all requirements for initial listing on Nasdaq. While the Company expects to complete the Business Combination by the Extended Date, the Company cannot assure you that it will be able to do so.

Subscription Agreement

On March 12, 2021, the Company entered into subscription agreements (“Subscription Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “PIPE Investors”), pursuant to which the Company will, substantially concurrently with, and contingent upon, the consummation of the Merger, issue an aggregate of 1,000,000 shares of the Company Common Stock, par value $0.001 per share, to the PIPE Investors at a price of $10.00 per share, for aggregate gross proceeds to the Company of $10,000,000 (the “PIPE”). The closing of the PIPE is conditioned upon, among other things, (i) the substantially concurrent consummation of the Merger, (ii) the accuracy of all representations and warranties of the Company and the PIPE Investors in the Subscription Agreements, and the performance of all covenants of the Company and the PIPE Investors under the Subscription Agreements, (iii) the shares of the Company Common Stock shall have been approved for listing on the Nasdaq Capital Market, subject to official notice of issuance, and (iv) the Merger Agreement shall not have been terminated or rescinded, and no amendment, waiver or modification shall have occurred thereunder that would materially adversely affect the economic benefits that the PIPE Investor would reasonably expect to receive under the Subscription Agreement without having received the PIPE Investor’s prior written consent (not to be unreasonably withheld, conditioned, or delayed).

Amendment to the Merger Agreement

On March 19, 2021, the Company entered into a second amendment (“Amendment”) to the Merger Agreement with NeuroRx and Merger Sub. The Amendment extends the outside date by which the parties must consummate the Merger from April 23, 2021 to May 24, 2021.

Legal Proceedings

In connection with the proposed Merger with NeuroRx, a purported stockholder of the Company has filed a lawsuit and other purported stockholders have threatened to file lawsuits alleging breaches of fiduciary duty and violations of the disclosure requirements of the Exchange Act. The Company intends to defend the matters vigorously. These matters are in the early stages and the Company is currently unable to reasonably determine the outcome or estimate any potential losses, and, as such, has not recorded a loss contingency.