Form 10-K/A
period 2020-12-31
Big Rock Partners Acquisition Corp.
filed 2021-05-14
CIK 1719406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

The number of shares outstanding of the registrant’s common stock, as of May 7, 2021, was 2,687,912.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Overview

Big Rock Partners Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2021 (the “Original 10-K”) as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures as of December 31, 2020. Accordingly, the following sections of the Original 10-K are being amended and restated hereby: Part I, Item 1A “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 8 “Financial Statements and Supplementary Data”, Part II, Item 9A “Controls and Procedures” and Part IV, Item 15, “Exhibits and Financial Statement Schedules”. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

As noted above, Part II, Item 8 “Financial Statements and Supplementary Data” of this Amendment reflects the restatement of financial information included in the Company’s Original 10-K filed with the SEC. This Amendment supersedes the financial information included in the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the date of the Original 10-K.

Background of Restatement

On May 6, 2021, the audit committee of the board of directors (“Audit Committee”) of the Company determined, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in the Original 10-K should no longer be relied upon due to an error in such financial statements relating to the Company’s classification of an aggregate of 136,250 warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Company’s initial public offering (“Private Warrants”) as equity. Similarly, the Company’s management’s reports on the effectiveness of internal control over financial reporting for such periods should no longer be relied upon.

The error was uncovered following the release of a joint statement on April 12, 2021 by the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Private Warrants. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Private Warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

The restatement results in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

See Part IV, Item 15, Note 2, “Restatement of Previously Issued Financial Statements” of the notes to the consolidated financial statements of this Amendment for a more detailed discussion of the error and the effects of the restatement.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the Private Warrants as components of equity instead of as derivative liabilities. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Item 1A  Risk Factors

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this Amendment and the Original 10-K, the occurrence of any one of which could have a material adverse effect on our actual results. The risks set forth below do not include specific risks relating to our proposed business combination with NeuroRx, or the risks inherent in NeuroRx’s business, which are included in Amendment No. 1 to the Registration Statement on Form S-4/A which we filed with the SEC on April 16, 2021, as may be further amended from time to time. The risks presented below assumes that we will not consummate the proposed business combination with NeuroRx, and that we will secure a further extension to consummate an initial business combination and then seek to find an alternative target with which to consummate an initial business combination.

Risks Relating to the Restatement

Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of the Private Warrants and determined to classify the Private Warrants as liabilities measured at fair value, with changes in fair value recognized in the statement of operations in the period of change.

As a result, included on our consolidated balance sheet as of December 31, 2020 is a derivative liability related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 6, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s management and the Audit Committee concluded that the Company’s financial statements which were included in the Original 10-K should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s classification the Private Warrants as equity rather than as liabilities. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Amendment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We have restated our consolidated financial statements for the year as of and ended December 31, 2020, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete the proposed business combination with NeuroRx, and which may result in stockholder litigation.

This Amendment includes restated consolidated financial statements as of and for the fiscal year ended December 31, 2020. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete our proposed business combination with NeuroRx. The restatement and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until May 24, 2021, or longer if additional extensions are approved, before receiving distributions from the trust account.

We have until May 24, 2021, or such later date as may be approved by our stockholders, in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by May 24, 2021 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until May 24, 2021 (or such later date as may be approved by our stockholders) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

As of the date of this Amendment, our Sponsor, BRAC, and EBC and its designees own approximately 76.9% of our issued and outstanding shares of common stock. Neither the Sponsor, BRAC, our directors or executive officers nor EBC or any of their respective affiliates beneficially owned any public shares as of the date of this Amendment. However, they may choose to buy public shares in the open market and/or through negotiated private purchases after the date of this proxy statement. In the event that purchases do occur, the purchasers may seek to purchase shares from stockholders who would otherwise have voted against our initial business combination and/or elected to convert their shares. In connection with any vote for a proposed business combination, our Sponsor and BRAC, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination.

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

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our Sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Amendment and the Original 10-K) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

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

●
may significantly reduce the equity interest of our existing common stockholders;
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

As of December 31, 2020, we had approximately $466 in available funds held outside of our trust account and approximately $6.0 million in the trust account. If these amounts prove to be insufficient to consummate an initial business combination, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate the proposed business combination with NeuroRx or any other business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

Our amended and restated certificate of incorporation provides that we will continue in existence until May 24, 2021, or such later date as may be approved by our stockholders. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

We issued rights to receive 690,000 shares of common stock and warrants to purchase 3,450,000 shares of common stock as part of the units offered in connection with the Initial Public Offering and rights to receive 27,250 shares of common stock and warrants to purchase 136,250 shares of common stock in connection with the Private Placement. We also issued unit purchase options to purchase 600,000 units to EarlyBirdCapital, Inc. (and/or its designees) which, if exercised, will result in the issuance of 600,000 shares of common stock, rights to receive 60,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock. We may also issue additional private units, which will be identical to the private placement units, to our Sponsor, officers or directors in payment of working capital loans made to us as described in this Amendment and the Original 10-K. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon conversion or exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants, rights, or unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or warrants and options are exercised, you may experience dilution to your holdings.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Amendment and the Original 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our Sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls, which requirement we are exempt from so long as we qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment and the Original 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

On April 21, 2020, our stockholders approved an amendment to the charter to extend the date by which we must complete a business combination from April 23, 2021 to May 24, 2021 (the “Seventh Extension”). Stockholders holding an aggregate of 330 public shares exercised their right to convert such shares of the Company’s common stock into cash in connection with the Seventh Extension

Nasdaq Compliance

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $1,089,510, which consists of operating expenses of $907,406, income tax provision of $17,841 and a change in the fair value of the warrant liability of $655,098, offset by interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $138,764 and the forgiveness of previously recorded professional fees of $352,071.

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

For the year ended December 31, 2020, cash used in operating activities amounted to $598,617. Net loss of $1,089,510 was the result of the forgiveness of previously recorded professional fees in the amount of $352,071, a non-cash charge for the change in the fair value of warrant liability of $655,098 and interest earned on securities held in the Trust Account of $138,764 and changes in operating assets and liabilities, which provided $326,630 of cash for operating activities.

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Warrants was estimated using a Black-Scholes Model approach.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Amendment and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On April 1, 2021, we filed our Original 10-K. Based upon their evaluation at that time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and in connection with this Amendment, our Certifying Officers re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the Private Warrants. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Private Warrants. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Restatement of Previously Issued Financial Statements

On April 28, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        The following documents are filed as part of this Amendment:

(1)        Financial Statements:

(2)          Financial Statement Schedules:

None.

(3)          Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 13, 2020, by and among Big Rock Partners Acquisition Corp., NeuroRx, Inc., and Big Rock Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on December 17, 2020).

2.2
First Amendment to Agreement and Plan of Merger, dated as of January 27, 2021, by and among Big Rock Partners Acquisition Corp., NeuroRx, Inc., and Big Rock Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K, filed on April 1, 2021).

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

4.7	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, filed on November 22, 2017).
4.8	Description of Registrant's Securities (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K filed on April 1, 2021).
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

BIG ROCK PARTNERS ACQUISITION CORP.

May 13, 2021	By:	/s/ Richard Ackerman
Richard Ackerman Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Ackerman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 13, 2021
Richard Ackerman

/s/ Bennett Kim	Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)	May 13, 2021
Bennett Kim

/s/ Richard Birdoff	Director	May 13, 2021
Richard Birdoff

/s/ Michael Fong	Director	May 13, 2021
Michael Fong

/s/ Stuart F. Koenig	Director	May 13, 2021
Stuart F. Koenig

/s/ Albert G. Rex	Director	May 13, 2021
Albert G. Rex

/s/ Troy Taylor	Director	May 13, 2021
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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020, have been restated.

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

New York, NY
April 1, 2021, except for the effects of the restatements discussed for warrants in Note 2, for which the date is May 11, 2021.

BIG ROCK PARTNERS ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019
ASSETS
Current assets
Cash	$466	$6
Prepaid expenses	30,350	69,483
Prepaid income taxes	51,642	—
Total Current Assets	82,458	69,489

Cash and marketable securities held in Trust Account	5,967,947	32,005,205
TOTAL ASSETS	$6,050,405	$32,074,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$609,509	$622,441
Warrant liability	655,098	—
Promissory note – related party	862,148	416,141
Promissory notes payable	1,809,889	1,535,623
TOTAL LIABILITIES	3,936,644	2,574,205

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, -0- and 2,305,335 shares at redemption value at December 31, 2020 and 2019, respectively	—	24,500,488

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,688,242 and 2,844,414 shares issued and outstanding (excluding -0- and 2,305,335 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	2,688	2,844
Additional paid-in capital	2,831,088	4,627,662
(Accumulated deficit)/retained earnings	(720,015)	369,495
Total Stockholders’ Equity	2,113,761	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,050,405	$32,074,694

The accompanying notes are an integral part of the consolidated financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020 (As Restated)	2019

Operating and formation costs	$907,406	$713,187
Loss from operations	(907,406)	(713,187)

Other income:
Forgiveness of debt	352,071	—
Interest earned on marketable securities held in Trust Account	138,764	1,205,820
Change in fair value of warrant liability	(655,098)	—
Other income, net	(164,263)	1,205,820

(Loss) income before provision for income taxes	(1,071,669)	492,633
Provision for income taxes	(17,841)	(84,206)
Net (loss) income	$(1,089,510)	$408,427

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	546,586	4,555,229
Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$0.15

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,736,258	2,783,021

Basic and diluted net loss per share, Non-redeemable common stock	$(0.40)	$(0.11)

The accompanying notes are an integral part of the consolidated financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	2,725,039	$2,725	$5,036,213	$(38,932)	$5,000,006

Change in value of common stock subject to possible redemption	119,375	119	(688,551)	—	(688,432)

Capital contribution to Trust Account to extend the date by which the Company is required to consummate a Business Combination	—	—	280,000	—	280,000

Net income	—	—	—	408,427	408,427

Balance – December 31, 2019	2,844,414	2,844	4,627,662	369,495	5,000,001

Change in value of common stock subject to possible redemption	(128,386)	(128)	(1,497,349)	—	(1,497,477)

Redemption of share related to extension proxy vote	(27,786)	(28)	(299,225)	—	(299,253)

Net loss	—	—	—	(1,089,510)	(1,089,510)

Balance – December 31, 2020 (As Restated)	2,688,242	$2,688	$2,831,088	$(720,015)	$2,113,761

The accompanying notes are an integral part of the consolidated financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020 (As Restated)	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,089,510)	$408,427
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(138,764)	(1,205,820)
Change in fair value of warrant liability	655,098	—
Forgiveness of debt	(352,071)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,350)	19,114
Prepaid incomes taxes	17,841	(69,483)
Accounts payable and accrued expenses	339,139	71,342
Income taxes payable	—	(16,311)
Net cash used in operating activities	(598,617)	(792,731)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(282,626)	(993,099)
Cash withdrawn from Trust Account to pay redeeming stockholders	26,297,218	40,726,687
Cash withdrawn from Trust Account to pay franchise and income taxes	161,430	512,993
Net cash provided by investing activities	26,176,022	40,246,581

Cash Flows from Financing Activities:
Proceeds from promissory notes	274,266	845,623
Proceeds from promissory note – related party	481,007	481,141
Repayment of promissory note – related party	(35,000)	(65,000)
Redemption of common stock	(26,297,218)	(40,726,687)
Net cash used in financing activities	(25,576,945)	(39,464,923)

Net Change in Cash	460	(11,073)
Cash – Beginning of period	6	11,079
Cash – End of period	$466	$6

Supplemental cash flow information:
Cash paid for income taxes	$—	$170,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,497,477	$688,432
Capital contribution to Trust Account	$—	$280,000

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

All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of NeuroRx, Inc., a Delaware corporation (“NeuroRx”) (see Note 8).

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2017. On November 22, 2017, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 4. Each Unit consists of one share of common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share.

Simultaneously with the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Private Placement Units”) at a price of $10.00 per Unit in a private placement to Big Rock Partners Sponsor, LLC (the “Sponsor”), generating gross proceeds of $2,500,000, which is described in Note 5.

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

At the closing of the Initial Public Offering, the Company issued EarlyBirdCapital, Inc. ("EarlyBirdCapital") and its designees 120,000 shares of common stock (the “Representative Shares”). On November 29, 2017, the Company issued an additional 18,000 Representative Shares for no consideration (see Note 9).

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed (a) to vote their Founder’s Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any Founder’s Shares, Placement Shares and any Public Shares held by them in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 and deposited an additional $690,000 into the Trust Account. The deposits were funded by non-interest bearing unsecured promissory notes from BRAC Lending Group LLC, an affiliate of the underwriter (“BRAC”) (see Note 7). The notes are repayable upon the consummation of a Business Combination (see Note 7).

On May 21, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company was required to consummate a Business Combination to August 22, 2019. The number of shares of common stock presented for redemption in connection with the extension was 2,119,772. The Company paid cash in the aggregate amount of $22,099,233, or approximately $10.43 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through August 22, 2019. In connection with this extension, the Company deposited an aggregate of $286,814 into the Trust Account, of which $280,000 was contributed to the Trust Account by a third party and is not required to be repaid by the Company. Accordingly, the Company has recorded this amount as a credit to additional paid in capital in the accompanying statements of stockholders’ equity. In order to pay for part of the third extension payment, the Company issued an unsecured promissory note (the “Second Note”) in favor of BRAC, in the original principal amount of $6,814 (see Note 7).

On August 21, 2019, the Company stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Extension”) from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with the Extension was 846,888. The Company paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extension. In connection with this extension, the Company deposited an aggregate of $236,000 into the Trust Account to fund this extension payment, which amount was loaned to the Company by AZ Property Partners, LLC (“AZ Property Partners”), an entity majority owned and controlled by Richard Ackerman, the Company's Chairman, President and Chief Executive Officer, and BRAC (see Note 7).

On November 21, 2019, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from November 22, 2019 to March 23, 2020. The number of shares of common stock presented for redemption in connection with the Second Extension was 919,091. The Company paid cash in the aggregate amount of $9,736,077, or approximately $10.59 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Second Extension. In connection with this extension, the Company deposited an aggregate of $60,285 into the Trust Account to fund the first thirty-day extension through December 22, 2019, which amount was loaned to the Company by AZ Property Partners and BRAC (see Note 7). In January and February 2020, AZ Property Partners and BRAC loaned the Company an additional aggregate amount of $90,427 each to pay for the extension through March 23, 2020, which was deposited into the Trust Account.

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

On November 17, 2018, the Company entered into an agreement (the “Agreement”) with the Sponsor and BRAC, pursuant to which the Sponsor agreed to be responsible for all liabilities of the Company as of November 17, 2018 and to loan the Company the funds necessary to pay the expenses of the Company other than Business Combination expenses through the closing of a Business Combination when and as needed. If a Business Combination is not consummated, all outstanding loans made by the Sponsor will be forgiven (see Note 7). In addition, BRAC agreed to loan the Company all funds necessary to pay expenses incurred in connection with and in order to consummate a business combination (the “Business Combination Expenses”) and such loans will be added to the Initial Notes (as defined in Note 6). If the Company does not consummate a Business Combination, all outstanding loans under the Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination (see Note 7).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Placement Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period (See Notes 3 and 10).

The Company’s accounting for the Private Placement Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
Warrant liability	$—	$655,098	$655,098
Total liabilities	3,281,546	655,098	3,936,644
(Accumulated deficit)/retained earnings	(64,917)	(655,098)	(720,015)
Total stockholders’ equity	2,768,859	(655,098)	2,113,761
Statement of Operations for the Year Ended December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(655,098)	$(655,098)
Other income, net	490,835	(655,098)	(164,263)
(Loss) income before provision for income taxes	(416,571)	(655,098)	(1,071,669)
Net (loss) income	(434,412)	(655,098)	(1,089,510)
Basic and diluted net loss per common share, Non-redeemable common stock	(0.16)	(0. 24)	(0. 40)
Statement of Cash Flows for the Year Ended December 31, 2020 (audited)
Cash flow from operating activities:
Net loss	$(434,412)	$(655,098)	$(1,089,510)
Adjustments to reconcile net loss to net cash and used in operating activities:
Change in fair value of warrant liability	—	655,098	655,098
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	655,098	655,098

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes valuation approach (see Note 12).

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement ("ASC 820"), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

See Note 12 for additional information on assets and liabilities measured at fair value.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$—	$922,211
Less: interest available to be withdrawn for payment of taxes	—	(218,317)
Net income attributable	$—	$703,894
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	546,586	4,555,229
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.15

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,089,510)	$(1,594)
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(1,089,510)	$(1,594)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,736,258	2,783,021
Basic and diluted net loss per share, Non-redeemable common stock	$(0.40)	$(0.11)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option of 900,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock, one Public Right and one Public Warrant. Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination (see Note 9). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 9).

5. PRIVATE PLACEMENT

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

6. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2017, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 20, 2017, the Company effectuated a 1.2-for-1 stock dividend of its common stock resulting in an aggregate of 1,725,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Units and the Representative Shares (as defined in Note 9)). As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

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

7. EXTENSION FUNDING AGREEMENT AND PROMISSORY NOTES

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

8. COMMITMENTS AND CONTINGENCIES

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

9. STOCKHOLDERS’ EQUITY

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

10. WARRANT LIABILITY

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

11. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.3%	0.0%
True-ups	(1.7)%	0.4%
Change in FV of warrant liabilities	(15.5)%	0.0%
Valuation allowance	(9.9)%	(4.3)%
Income tax provision	(1.7)%	17.1%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities.

12. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$5,967,947	$32,005,205

Liabilities:
Warrant Liability – Private Placement Warrants	3	$655,098	—

The Company utilizes a Black-Scholes model approach to value the Placement Warrants at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

As of December 31, 2020
Stock price	$24.50
Strike price	$11.50
Term (in years)	5.0
Volatility	25.0%
Risk-free rate	0.4%
Dividend yield	0.0%
Fair value of private warrants	4.81

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liability
Fair value as of December 31, 2019	$—
Change in valuation inputs or other assumptions	655,098
Fair value as of December 31, 2020	$655,098

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

13. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the consolidated balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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