Form 10-Q
period 2021-03-31
Big Rock Partners Acquisition Corp.
filed 2021-05-21
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 17, 2021, there were 2,688,242 shares of the Company’s common stock, par value $0.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$232	$466
Prepaid expenses	7,850	30,350
Prepaid income taxes	51,642	51,642

Total Current Assets	59,724	82,458
Cash and marketable securities held in Trust Account	5,968,035	5,967,947

TOTAL ASSETS	$6,027,759	$6,050,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – accounts payable and accrued expenses	$643,693	$609,509
Promissory note – related party	885,604	862,148
Promissory notes payable	1,965,095	1,809,889
Warrant liability	1,313,324	655,098

Total Liabilities	4,807,716	3,936,644

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,688,242 shares issued and outstanding	2,688	2,688
Additional paid-in capital	2,831,088	2,831,088
Accumulated deficit	(1,613,733)	(720,015)

Total Stockholders’ Equity	1,220,043	2,113,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,027,759	$6,050,405

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses	$235,580	$119,300

Loss from operations	(235,580)	(119,300)
Other (expense) income:
Forgiveness of debt	—	352,071
Change in fair value of warrant liability	(658,226)	—
Interest income	88	113,077

Other (expense) income, net	(658,138)	465,148

(Loss) income before income taxes	(893,718)	345,848
Provision for income taxes	—	(72,628)

Net (loss) income	$(893,718)	$273,220

Basic and diluted weighted average shares outstanding	2,688,242	2,844,414

Basic and diluted net (loss) income per share	$(0.33)	$0.10

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,688,242	$2,688	$2,831,088	$(720,015)	$2,113,761
Net loss	—	—	—	(893,718)	(893,718)

Balance – March 31, 2021	2,688,242	2,688	2,831,088	(1,613,733)	1,220,043

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,844,414	$2,844	$4,627,662	$369,495	$5,000,001
Change in value of common stock subject to possible redemption	(128,386)	(128)	(1,497,349)		(1,497,477)
Net income	—	—	—	273,220	273,220

Balance – March 31, 2020	2,716,028	2,716	3,130,313	642,715	3,775,744

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(893,718)	$273,220
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(88)	(113,077)
Change in fair value of warrant liability	658,226	—
Forgiveness of debt	—	(352,071)
Changes in operating assets and liabilities:
Prepaid expenses	22,500	—
Prepaid incomes taxes	—	69,483
Accounts payable and accrued expenses	34,184	42,866
Income taxes payable	—	3,145

Net cash used in operating activities	(178,896)	(76,434)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeeming stockholders	—	25,997,965
Cash withdrawn from Trust Account to pay franchise taxes	—	120,830
Investment of cash in Trust Account	—	(192,520)

Net cash provided by investing activities	—	25,926,275

Cash Flows from Financing Activities:
Proceeds from promissory notes	155,206	96,246
Proceeds from promissory note – related party	23,456	132,646
Redemption of common stock	—	(25,997,965)

Net cash provided by (used in) financing activities	178,662	(25,769,073)

Net Change in Cash	(234)	80,768
Cash – Beginning	466	6

Cash – Ending	$232	$80,774

Non-Cash Investing and Financing activities:
Change in value of common stock subject to possible redemption	$—	$1,497,477

The accompanying notes are an integral part of the condensed financial statements.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

All activity through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of NeuroRx, Inc., a Delaware corporation (“NeuroRx”) (see Note 8).

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company initially had until November 22, 2018 to complete a Business Combination. However, if the Company anticipated that it would not be able to consummate a Business Combination by November 22, 2018, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 20, 2017, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share) for each three month extension, up to an aggregate of $1,380,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline.

On November 20, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on February 22, 2019, and, accordingly, $690,000 was deposited into the Trust Account. On February 21, 2019, the Company further extended the time required to consummate a Business Combination to May 22, 2019 and deposited an additional $690,000 into the Trust Account. The deposits were funded by non-interest bearing unsecured promissory notes from BRAC Lending Group LLC, an affiliate of the underwriter (the “BRAC”) (see Note 6). The notes are repayable upon the consummation of a Business Combination (see Note 6).

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

On August 21, 2019, the Company stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Extension”) from August 22, 2019 to November 22, 2019. The number of shares of common stock presented for redemption in connection with the Extension was 846,888. The Company paid cash in the aggregate amount of $8,891,378, or approximately $10.50 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Extension. In connection with this extension, the Company deposited an aggregate of $236,000 into the Trust Account to fund this extension payment, which amount was loaned to the Company by AZ Property Partners, LLC (“AZ Property Partners”), an entity majority owned and controlled by Richard Ackerman, the Company’s Chairman, President and Chief Executive Officer, and BRAC (see Note 6).

On November 21, 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from November 22, 2019 to March 23, 2020. The number of shares of common stock presented for redemption in connection with the Second Extension was 919,091. The Company paid cash in the aggregate amount of $9,736,077, or approximately $10.59 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Second Extension. In connection with this extension, the Company deposited an aggregate of $60,285 into the Trust Account to fund the first thirty-day extension through December 22, 2019, which amount was loaned to the Company by AZ Property Partners and BRAC (see Note 6). In January and February 2020, AZ Property Partners and BRAC loaned the Company an additional aggregate amount of $90,427 each to pay for the extension through March 23, 2020, which was deposited into the Trust Account.

On March 23, 2020, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Third Extension”) from March 23, 2020 to July 23, 2020. The number of shares of common stock presented for redemption in connection with the Third Extension was 2,433,721. The Company paid cash in the aggregate amount of $25,997,965, or approximately $10.68 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Third Extension. Notwithstanding the foregoing, if the volume weighted average price of the Company’s common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period was equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeded 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period). In connection with this extension, the Company deposited an aggregate of $34,858 into the Trust Account to fund the extension through July 23, 2020, of which $17,429 was loaned to the Company by each of AZ Property Partners and BRAC.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On July 23, 2020, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Fourth Extension”) from July 23, 2020 to December 23, 2020. The number of shares of common stock presented for redemption in connection with the Fourth Extension was 27,786. The Company paid cash in amount of $299,253, or approximately $10.77 per share, to redeeming stockholders. The Company agreed to deposit, or cause to be deposited on its behalf, into the Trust Account $0.02 for each public share outstanding for each 30-day extension period utilized through the Fourth Extension. In connection with this extension, as of December 31, 2020, the Company deposited an aggregate of $55,274 into the Trust Account to fund the extension through December 23, 2020, which amounts were loaned to the Company by AZ Property Partners and BRAC. Notwithstanding the foregoing, if the volume weighted average price of the Company’s common stock during the 10-day trading period ending on the 3rd day prior to the end of any applicable monthly period is equal to or greater than $11.00 and the trading volume during the 10-day trading period exceeds 100,000 shares, the obligation to make any particular deposit would terminate with respect to the immediately following monthly period (but not with respect to any other future monthly period).

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

On April 21, 2021, the Company held a special meeting pursuant to which the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination (the “Sixth Extension”) from April 23, 2021 to May 24, 2021 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the Fourth Extension was 330. The Company paid cash in amount of $299,253, or approximately $10.77 per share, to redeeming stockholders.

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Liquidity

As of March 31, 2021, the Company had $232 in its operating bank account, $5,968,035 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and an adjusted working capital deficit of $643,461, which excludes prepaid income taxes of $59,492, which have been paid from amounts in the Trust Account. As of March 31, 2021, approximately $120,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn $716,788 of interest from the Trust Account in order to pay the Company’s franchise and income taxes, of which no amounts were withdrawn during the three months ended March 31, 2021.

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except as discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until May 24, 2021 (or as may be extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to May 24, 2021, or as may be extended by shareholder vote.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Through March 31, 2021, the Company has withdrawn $716,788 of interest from the Trust Account in order to pay its franchise and income taxes, of which no amounts were withdrawn during the three months ended March 31, 2021.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach (see Note 10).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 25% for the three months ended March 31, 2021 and 2020 primarily due to permanent differences.

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

Net Income (Loss) Income Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,586,250 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 717,250 shares of common stock and (3) 600,000 shares of common stock, warrants to purchase 300,000 shares of common stock and rights that convert into 60,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

See Note 10 for additional information on assets and liabilities measured at fair value.

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021.The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the loans will be forgiven. There were no outstanding Working Capital Loans at March 31, 2021 and December 31, 2020.

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On December 31, 2019, the Company issued an unsecured promissory note, as amended (the “Third Note” and, together with the Initial Notes and the Second Note, the “Extension Notes”), in favor of BRAC in the aggregate principal amount of $323,075 in order to pay for part of the extension payments. Through March 31, 2021, BRAC loaned the Company an aggregate of $578,281, of which $155,206 was loaned during the three months ended March 31, 2021 for working capital purposes.

If the Company does not consummate a Business Combination, all outstanding loans under the Extension Notes will be forgiven, except to the extent of any funds held outside of the Trust Account after paying all other fees and expenses of the Company incurred prior to the date of such failure to consummate a Business Combination.

As of March 31, 2021 and December 31, 2020, the outstanding balance under the Extension Notes amounted to an aggregate of $1,965,095 and 1,809,889, respectively.

The Sponsor has agreed to be responsible for all liabilities of the Company effective November 17, 2018, except for liabilities associated with the possible redemption of shares by the Company’s shareholders, as described in the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has also agreed to loan the Company the funds necessary to pay the expenses of the Company other than the Business Combination Expenses through the closing of a Business Combination when and as needed in order for the Company to continue in operation (the “Non-Business Combination Related Expenses”). Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses will be repaid by the Company to the Sponsor provided that the Company has funds available to it sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Extension Notes, and any funds necessary for the working capital requirements of the Company following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. On December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended, in the principal amount of $837,057 to pay for Non-Business Combination Related Expenses. If the Company does not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven, except as set forth above.

Through March 31,2021, AZ Property Partners loaned the Company an aggregate of $885,604, of which $23,456 was loaned during the three months ended March 31, 2021 to pay for Non-Business Combination Related Expenses

As of March 31, 2021 and December 31, 2020, the outstanding balance under promissory note with AZ Property Partners amounted to $885,604 and $862,148, respectively.

7. COMMITMENTS AND CONTINGENCIES

Forgiveness of Debt

During the three months ended March 31, 2020, one of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $352,071.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,688,242 shares of common stock issued and outstanding.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

9. WARRANT LIABIILITY

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

The Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time during the exercise period;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sale price of the Company’s common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

•	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$5,968,035	$5,967,947
Liabilities:
Warrant liability –Placement Warrants	3	$1,313,324	$655,098

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

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	March 31, 2021	December 31, 2020
Stock price	$35.42	$24.50
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	25.0%	25.0%
Risk-free rate	0.9%	0.4%
Dividend yield	0.0%	0.0%
Fair value of private warrants	9.64	4.81

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Placement
Fair value as of January 1, 2021	$655,098
Change in valuation inputs or other assumptions	658,226

Fair value as of March 31, 2021	$1,313,324

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

BIG ROCK PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the extent to which the COVID-19 pandemic impacts our search for a business combination and our ability to complete a business combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 14, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Extensions to Complete Business Combination

On April 21, 2021, our stockholders approved an amendment to the charter to extend the date by which we must complete a business combination from April 23, 2021 to May 24, 2021 (the “Seventh Extension”). Stockholders holding an aggregate of 330 public shares exercised their right to convert such shares of the Company’s common stock into cash in connection with the Seventh Extension.

Nasdaq Compliance

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

For the three months ended March 31, 2021, we had a net loss of $893,718, which consists of operating expenses of $235,580 and a change in fair value of warrant liability of $658,226, offset by interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”) of $88.

For the three months ended March 31, 2020, we had net income of $273,220, which consists of forgiveness of debt of $352,071, interest income on securities held in the Trust Account of $113,077 offset by operating expenses of $119,300 and a provision for income taxes of $72,628.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $5,968,035 (including approximately $120,000 of interest income) consisting of money market funds. Interest income earned on the balance in the Trust Account may be used by us to pay taxes. To date, we have withdrawn $716,788 of interest from the Trust Account in order to pay our income and franchise taxes, of which no amounts were withdrawn during the three months ended March 31, 2021.

For the three months ended March 31, 2021, cash used in operating activities amounted to $178,896 which included a net loss of $893,718, a non-cash charge derived from the change in fair value of warrant liability of $658,226, interest earned on securities held in the Trust Account of $88 and changes in operating assets and liabilities, which provided $56,684 of cash for operating activities.

For the three months ended March 31, 2020, cash used in operating activities amounted to $76,434 which included net income of $273,220 interest earned on securities held in the Trust Account of $113,007, the forgiveness of debt of $352,071 and changes in operating assets and liabilities.

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

As of March 31, 2021, A/Z Property has loaned us an aggregate of $885,604 in order to pay our Non-Business Combination Related Expenses and extension payments. Upon consummation of a Business Combination, up to $200,000 of the Non-Business Combination Related Expenses may be repaid by us to the Sponsor provided that we have funds available to us sufficient to repay such expenses (the “Cap”) as well as to pay for all stockholder redemptions, all Business Combination Expenses, repayment of the Notes, and any funds necessary for our working capital requirements following closing of the Business Combination. Any remaining amounts in excess of the Cap will be forgiven. If we do not consummate a Business Combination, all outstanding loans made by the Sponsor to cover the Non-Business Combination Related Expenses will be forgiven.

As of March 31, 2021, BRAC has loaned us an aggregate of $1,965,095 in order to fund a portion of the extension payments and for working capital purposes.

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

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for common shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common subject to possible redemption outstanding for the period. Net loss per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common shares subject to possible redemption, by the weighted average number of shares of non-redeemable shares common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. In light of the restatement of our financial statements for the year ended December 31, 2020 to reclassify our Private Warrants as derivative liabilities, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on May 4, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for our Private Warrants. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 14, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

BIG ROCK PARTNERS ACQUISITION CORP.

Date: May 20, 2021	By:	/s/ Richard Ackerman
Name: Richard Ackerman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2021	By:	/s/ Bennett Kim
Name: Bennett Kim
Title: Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)