Form 10-Q
period 2021-06-30
NRX Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-39412

NRX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2844431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 Orange Street, Suite 600

Wilmington, DE 19801

(Address of principal executive offices) (Zip Code)

(484) 254-6134

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NRXP	The Nasdaq Stock Market LLC
Warrants to purchase one share of Common Stock	NRXPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¬	Accelerated filer ¬

Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 16, 2021, the registrant had 48,603,585 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$13,386,332	$1,858,513
Account receivable, net of allowance of $5,470,897 and $257,463 as of June 30, 2021 and December 31, 2020, respectively	—	831,390
Prepaid expenses and other current assets	5,147,650	240,352
Total current assets	18,533,982	2,930,255
Other assets	12,730	10,914
Total assets	$18,546,712	$2,941,169
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (includes $44,201 and $149,067 due to related parties)	$6,268,319	$3,153,310
Accrued and other current liabilities	1,506,337	1,728,483
Accrued clinical site costs	1,133,312	1,547,432
Earnout Cash liability	25,874,896	—
Warrant liabilities	515,025	—
Notes payable and accrued interest	173,694	248,861
Accrued settlement expense	—	39,486,139
Total current liabilities	35,471,583	46,164,225
Notes payable and accrued interest	512,472	547,827
Total liabilities	$35,984,055	$46,712,052
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 48,603,585 and 42,973,462 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	48,604	42,974
Additional paid-in capital	114,190,620	46,365,863
Accumulated deficit	(131,676,567)	(90,179,720)
Total stockholders’ equity (deficit)	(17,437,343)	(43,770,883)
Total liabilities and stockholders' equity	$18,546,712	$2,941,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,659,280	$1,390,376	$7,567,984	$1,994,709
General and administrative	12,457,534	525,736	14,558,936	1,141,390
Settlement expense	—	—	21,365,641	—
Reimbursement of expenses from Relief Therapeutics	—	(2,020,931)	(771,244)	(2,020,931)
Total operating expenses	17,116,814	(104,819)	42,721,317	1,115,168
Income (loss) from operations	(17,116,814)	104,819	(42,721,317)	(1,115,168)
Other (income) expenses:
Gain on extinguishment of debt	—	—	(120,810)	—
Interest expense	5,107	2,532	10,288	38,800
Change in fair value of warrant liability	(1,468,649)	—	(1,468,649)	—
Change in fair value of Earnout Cash liability	354,701	—	354,701	—
Change in fair value of embedded put	—	—	—	27,160
Loss on conversion of convertible notes payable	—	—	—	306,641
Total other (income) expenses	(1,108,841)	2,532	(1,224,470)	372,601
Income (loss) before tax	(16,007,973)	102,287	(41,496,847)	(1,487,769)
Provision for income taxes	—	—	—	—
Net income (loss)	(16,007,973)	102,287	(41,496,847)	(1,487,769)
Deemed dividend - warrants	(2,691,799)	—	(2,691,799)	—
Deemed dividend - Earnout Shares	(253,130,272)	—	(253,130,272)	—
Net income (loss) attributable to common stockholders	$(271,830,043)	$102,287	$(297,318,917)	$(1,487,769)
Net earnings (loss) per share:
Basic	$(0.38)	$—	$(1.07)	$(0.04)
Diluted	$(0.38)	$—	$(1.07)	$(0.04)
Net earnings (loss) per share attributable to common stockholders:
Basic	$(6.51)	$—	$(7.68)	$(0.04)
Diluted	$(6.51)	$—	$(7.68)	$(0.04)
Weighted average common shares outstanding:
Basic	41,727,480	33,819,205	38,709,614	33,799,503
Diluted	41,727,480	36,656,420	38,709,614	33,799,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Six months ended June 30, 2021
	Series A Convertible		Series B-1A Convertible		Series B-1 Convertible		Series B-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020 (as previously reported)	1,000,000	$1,000	316,848	$317	1,050,695	$1,050	4,167	$4	11,227,676	$11,228	$46,387,649	$(90,179,720)	$(43,778,472)
Retroactive application of reverse recapitalization (Note 4)	(1,000,000)	(1,000)	(316,848)	(317)	(1,050,695)	(1,050)	(4,167)	(4)	31,745,786	31,746	(21,786)	—	7,589
Balance - December 31, 2020, effect of Merger (Note 4)	—	$—	—	$—	—	$—	—	$—	42,973,462	$42,974	$46,365,863	$(90,179,720)	$(43,770,883)
Common stock issued	—	—	—	—	—	—	—	—	333,121	333	6,926,753	—	6,927,086
Proceeds from issuance of common stock for exercise of warrant	—	—	—	—	—	—	—	—	1,496,216	1,496	7,498,522	—	7,500,018
Reclassification of settlement liability upon issuance of warrant	—	—	—	—	—	—	—	—	—	—	60,851,779	—	60,851,779
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	371,698	—	371,698
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,488,874)	(25,488,874)
Balance - March 31, 2021	—	$—	—	$—	—	$—	—	$—	44,802,799	$44,803	$122,014,615	$(115,668,594)	$6,390,824
Common stock issued	—	—	—	—	—	—	—	—	71,056	71	1,562,201	—	1,562,272
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,412,846	—	—	—	—	—	—	—	—	2,529,730	2,530	(26,618,326)	—	(26,615,796)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900,000	—	—	—	—	—	—	—	—	1,000,000	1,000	8,099,000	—	8,100,000
Common stock issued for advisor services	—	—	—	—	—	—	—	—	200,000	200	4,849,800	—	4,850,000
Modification of option awards pursuant to Merger	—	—	—	—	—	—	—	—	—	—	1,014,640	—	1,014,640
Modification of warrants pursuant to Merger	—	—	—	—	—	—	—	—	—	—	2,330,572	—	2,330,572
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	938,118	—	938,118
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,007,973)	(16,007,973)
Balance - June 30, 2021	—	$—	—	$—	—	$—	—	$—	48,603,585	$48,604	$114,190,620	$(131,676,567)	$(17,437,343)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Six months ended June 30, 2020
	Series A Convertible		Series B-1A Convertible		Series B-1 Convertible		Series B-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019 (as previously reported)	1,000,000	$1,000	316,848	$317	1,050,695	$1,050	—	$—	10,686,191	$10,686	$33,538,813	$(38,402,816)	$(4,850,950)
Retroactive application of reverse recapitalization (Note 4)	(1,000,000)	(1,000)	(316,848)	(317)	(1,050,695)	(1,050)	—	—	30,563,009	30,563	(20,651)	—	7,545
Balance - December 31, 2019, effect of Merger (Note 4)	—	$—	—	$—	—	$—	—	$—	41,249,200	$41,249	$33,518,162	$(38,402,816)	$(4,843,405)
Common stock issued	—	—	—	—	—	—	—	—	50,844	51	176,974	—	177,025
Series B-2 convertible preferred stock issued	—	—	—	—	—	—	—	—	13,168	13	50,000	—	50,013
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	88,803	—	88,803
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,590,056)	(1,590,056)
Balance - March 31, 2020	—	$—	—	$—	—	$—	—	$—	41,313,212	$41,313	$33,833,939	$(39,992,872)	$(6,117,620)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	93,466	—	93,466
Net income	—	—	—	—	—	—	—	—	—	—	—	$102,287	102,287
Balance - June 30, 2020	—	$—	—	$—	—	$—	—	$—	41,313,212	$41,313	$33,927,405	$(39,890,585)	$(5,921,867)

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,496,847)	$(1,487,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	967	—
Stock-based compensation	4,655,028	182,269
Gain on extinguishment of debt	(120,810)	—
Change in fair value of warrant liabilities	(1,468,649)	—
Change in fair value of Earnout Cash liability	354,701	—
Change in fair value of embedded put	—	27,160
Amortization of debt discount	—	16,454
Non-cash interest expense	10,288	26,992
Non-cash settlement expense	21,365,641	—
Non-cash consulting expense	4,850,000	—
Loss on conversion of notes payable	—	306,641
Changes in operating assets and liabilities:
Accounts receivable	831,390	(314,222)
Prepaid expenses and other assets	(4,847,806)	(46,760)
Accounts payable	2,562,762	562,409
Accrued expenses and other liabilities	(1,104,791)	(1,446)
Net cash used in operating activities	(14,408,126)	(728,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,783)	—
Net cash used in investing activities	(2,783)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	619,842
Proceeds from issuance of series B-2 Preferred stock	—	50,004
Proceeds from issuance of common stock, net of transaction costs	8,489,082	176,990
Proceeds from issuance of common stock for exercise of warrant	7,500,018	—
Effect of Merger, net of transaction costs	11,049,628	—
Repayment of notes payable assumed in Merger	(1,100,000)	—
Net cash provided by financing activities	25,938,728	846,836
Net increase in cash	11,527,819	118,564
Cash at beginning of period	1,858,513	877,421
Cash at end of period	$13,386,332	$995,985
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$60,851,779	$—
Extinguishment of Paycheck Protection Program Loan	$120,810	$—

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

The Business

On May 24, 2021, we consummated the business combination, or the Business Combination, contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated December 13, 2020, by and among our company (formerly known as Big Rock Partners Acquisition Corp. (“BRPA”)), NeuroRx, Inc., a Delaware corporation (“NeuroRx”), Big Rock Merger Corp., and a Delaware corporation and wholly-owned, direct subsidiary of BRPA (“Merger Sub”), pursuant to which Big Rock Merger Corp. was merged with and into NeuroRx, with NeuroRx surviving the merger (“Merger”). As a result of the Merger, and upon consummation of the Merger and other transactions contemplated by the Merger Agreement, NeuroRx became a wholly-owned, direct subsidiary of BRPA. Upon the closing of the Business Combination, we changed our name to NRx Pharmaceuticals, Inc. (“NRx Pharmaceuticals,” “NRXP,” “we,” or the “Company”), with the stockholders of NeuroRx becoming stockholders of NRx Pharmaceuticals.

The Company is a clinical-stage small molecule pharmaceutical company which develops novel therapeutics for the treatment of central nervous system disorders and life-threatening pulmonary diseases through its wholly-owned operating subsidiary, NeuroRx.  On September 21, 2020, we announced a commercial partnership with Relief Therapeutics Holding AG (“Relief”) for global commercialization of RLF-100 (aviptadil acetate) (now reformulated as ZYESAMITM), an FDA Fast Track-designated, investigational, pre-commercial drug for COVID-19 related respiratory failure (the “NRx COVID-19 Drug”). The partnership affords Relief the right to fund all formulations and clinical development of aviptadil for treatment of respiratory disease, in exchange for a predetermined share of profits. An application for emergency use authorization (“EUA”) for this product candidate is pending before the U.S. Food and Drug Administration (“FDA”). In addition, ZYESAMITM has received EUA in the nation of Georgia. We are also developing NRX-100/101, an FDA Breakthrough Therapy-designated, investigational, pre-commercial drug for treating bipolar depression in patients with acute suicidal ideation and behavior (the “NRx Antidepressant Drug Regimen”). The Company has been granted exclusive worldwide development rights to a new potential COVID-19 vaccine called BriLife pursuant to a Memorandum of Understanding with the Government of Israel. The Company is commencing a clinical trial of the BriLife vaccine in the nation of Georgia. If the Georgia clinical trial, and other clinical trials running in Israel are successful, the Company expects to enter into a long-term royalty-bearing licensing agreement for the commercialization of the vaccine.

2. Liquidity

As of June 30, 2021, the Company had $13,386,332 in cash. Since inception the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future, and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations, and the attainment of profitable operations. The Company has a collaboration agreement with Relief which provided for funding by Relief of certain research and development expenses related to the U.S. development of ZYESAMITM and the portion of corporate overhead attributable to that program. The proceeds received amounted to $771,244 for the six months ended June 30, 2021. Subsequent to December 31, 2020, Relief has declined to reimburse the Company for any additional expenses related to the IV clinical trials for the ZYESAMITM. The IV clinical trials for the ZYESAMITM were completed on February 24, 2021. Subsequent to June 30, 2021, the Company received $9,186,316 from the exercise of a warrant for the purchase of 1,833,596 shares of common stock. Accordingly, the Company believes that it currently has sufficient funds to support operations through the next twelve months from the date the condensed consolidated financial statements are issued. The Company cannot make any assurances that additional financings will be available to it and, if available, on acceptable terms or at all. This could negatively impact the Company’s business and operations and could also lead to the reduction of the Company’s operations.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 Outbreak

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 Outbreak continues to evolve as of the date of this report. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations for the year ending December 31, 2021 and beyond. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The merger between Merger Sub and NeuroRx was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, BRPA was treated as the “acquired” company and NeuroRx is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of NeuroRx issuing stock for the net assets of BRPA, accompanied by a recapitalization. The net assets of BRPA are stated at historical cost, with no goodwill or other intangible assets recorded.

NeuroRx was determined to be the accounting acquirer based on the following predominant factors:

●	NeuroRx’s shareholders have the largest portion of voting rights in the Company;
●	the Board and Management are primarily composed of individuals associated with NeuroRx; and
●	NeuroRx was the larger entity based on historical operating activity and NeuroRx had the larger employee base at the time of the Merger.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of NeuroRx. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the valuation of common and preferred stock, stock options, warrants, contingent consideration and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Certain Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. (Refer to Note 12)

Accounts Receivable

Accounts receivable consist of balances due from collaborative partners. In determining collectability, historical trends are evaluated, and specific partner issues are reviewed on a periodic basis to arrive at appropriate allowances. As of June 30, 2021, the Company has recorded an allowance for doubtful accounts of $5,470,897 as the Company does not expect to collect on amounts due to the Company owed from Relief.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk and Off-Balance Sheet Risk

Cash is the only financial instrument that is potentially subject to concentrations of credit risk. The Company’s cash is deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company has no financial instruments with off-balance sheet risk of loss.

Research and Development Costs

The Company’s research and development expenses consist primarily of costs associated with the Company’s clinical trials, salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

Modification of stock options and warrants

A change in any of the terms or conditions of stock options and warrants is accounted for as a modification. Incremental stock-based compensation cost is measured as the excess, if any, of the fair value of the modified option over the fair value of the original option/warrant immediately before its terms are modified, measured based on the fair value of the ordinary shares and other pertinent factors at the modification date. For vested stock options and warrants to board members, we recognize incremental compensation cost in the period the modification occurs. For unvested stock options, we recognize over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date. If the fair value of the modified option is lower than the fair value of the original option immediately before modification, the minimum compensation cost we recognize is the cost of the original award. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification which may result in a reduction of additional paid-in capital, recognition of costs for services rendered, or recognized as a deemed dividend.

Warrants

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach (see Notes 10 and 12).

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Earnings (Loss) Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share excludes, when applicable, the potential impact of stock options, common stock warrant shares, and other dilutive instruments because their effect would be anti-dilutive in the periods in which we incur a net loss.

The following table summarized the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stock—basic and diluted	$(16,007,973)	$102,287	$(41,496,847)	$(1,487,769)
Denominator:
Weighted average shares — basic	41,727,480	33,819,205	38,709,614	33,799,503
Effect of other dilutive securities	—	2,837,215	—	—
Weighted average shares — diluted	41,727,480	36,656,420	38,709,614	33,799,503
Basic earnings (loss) per share	$(0.38)	$—	$(1.07)	$(0.04)
Diluted earnings (loss) per share	$(0.38)	$—	$(1.07)	$(0.04)

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net earnings (loss) per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	2,919,493	—	2,919,493	1,166,863
Common stock warrants	8,495,316	—	8,495,316	1,670,352
Common stock issuable pursuant to UPOs (Note 10)	600,000	—	600,000	—
Common stock warrants pursuant to UPOs (Note 10)	300,000	—	300,000	—
Public Rights pursuant to UPOs (Note 10)	60,000	—	60,000	—
Earnout Shares	22,209,280	—	22,209,280	—

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect this guidance to have a significant impact on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. We adopted ASU 2020-06 on January 1, 2021. There was no impact to our consolidated financial statements at the date of adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718) and Derivatives and Hedging - Contracts in an Entity's Own Equity (Subtopic 815-40) - Issuer's Accounting for Certain Modifications or Exchange of Freestanding Equity-Classified Written Call Options, which provides guidance for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2021-04 effective January 1, 2021.

4. Reverse Recapitalization

As discussed in Note 1, on May 24, 2021 (the “Closing Date”), BRPA closed the Business Combination with NeuroRx, as a result of which NeuroRx became a wholly-owned subsidiary of BRPA. While BRPA was the legal acquirer of NeuroRx in the business combination, for accounting purposes, the Merger is treated as a Reverse Recapitalization, whereby NeuroRx is deemed to be the accounting acquirer, and the historical financial statements of NeuroRx became the historical financial statements of BRPA (renamed NRx Pharmaceuticals, Inc.) upon the closing of the Merger. Under this method of accounting, BRPA was treated as the “acquired” company and NeuroRx is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of NeuroRx issuing stock for the net assets of BRPA, accompanied by a recapitalization. The net assets of BRPA were stated at historical cost, with no goodwill or other intangible assets recorded.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, the aggregate consideration payable to stockholders of NeuroRx at the Closing Date consists of 50,000,000 shares (“Closing Consideration”) of BRPA common stock, par value $0.001 per share (“Common Stock”). At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Merger Agreement, each share of NeuroRx common stock, par value $0.001 per share, and each share of the NeuroRx convertible preferred stock that was convertible into a share of NeuroRx common stock at a one-to-one ratio pursuant to the NeuroRx certificate of incorporation, was converted into Common Stock equal to 3.16 (the “Exchange Ratio”). Each option and warrant of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option or warrant to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share, in each case, pursuant to the terms of the Merger Agreement (the “Substitute Options” and the “Substitute Warrants,” respectively), based on an exchange ratio of 4.96:1 (the “Option Exchange Ratio”), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the original instrument.

In addition, the securityholders of NeuroRx (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time received the contingent right to receive the Earnout Shares and Earnout Cash (each as defined below). At the Effective Time, each outstanding share of NeuroRx common stock, including shares of NeuroRx common stock resulting from the conversion of outstanding shares of NeuroRx preferred stock (as calculated pursuant to the NeuroRx certificate of incorporation), immediately prior to the Effective Time, was converted into the right to receive a pro rata portion of the Closing Consideration and the contingent right to receive a pro rata portion of the Earnout Shares and Earnout Cash.

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”), of which 935,608 and 1,920,492 are subject to the terms and conditions of the Substitute Options and Substitute Warrants, if, prior to December 31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. The Earnout Cash Milestone was recognized as a contingent liability and measured at an estimated fair value at the Closing Date and will be each period end thereafter until earned or December 31, 2022 (see Note 12). The Earnout Shares Milestone was recognized in equity and, upon closing of the Merger, the estimated fair value of the Earnout Shares was $253,130,272 with such amount recognized as a deemed dividend (see Note 12). The benefit of the contingent right to receive Earnout Shares and Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately 22,209,280 shares and $88,837,121.

In the event that either the Earnout Shares Milestone or the Earnout Cash Milestone does not occur prior to December 31, 2022, each Substitute Option and Substitute Warrant will be adjusted such that the number of shares of Common Stock subject to each adjusted Substitute Option or Substitute Warrant, the exercise price per share of each adjusted Substitute Option or Substitute Warrant and the aggregate intrinsic value of each adjusted Substitute Option or Substitute Warrant will equal the respective number of shares, exercise price per share and aggregate intrinsic value that would have resulted following the adjustment of the applicable underlying such option or warrant had the conversion of the legacy NeuroRx option and warrants into the Substitute Options or Substitute Warrants been applied using the Exchange Ratio (3.16:1). If neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurs, each Substitute Option and Warrant will be

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adjusted based on the Exchange Ratio. If any Substitute Options or Substitute Warrants are exercised prior to the earlier of (i) the date that both the Earnout Shares Milestone and Earnout Cash Milestone occur and (ii) December 31, 2022, a sufficient number of shares of Common Stock will be held in escrow pending the applicable adjustment to such Substitute Options or Substitute Warrants. Following the determination of that adjustment, NRx Pharmaceuticals will retain any shares forfeited by the option or warrant holder in connection with the adjustment and return any remaining shares to the option or warrant holder.

In connection with the Merger, a number of subscribers (each, a “Subscriber”) purchased from the Company an aggregate of 1,000,000 shares of Common Stock (the “PIPE”), for a purchase price of $10.00 per share and an aggregate purchase price of $10,000,000 (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into prior to the Closing Date.

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021:

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,362,474
Cash - PIPE financing, net of transaction costs	8,100,000
Less: transaction costs and advisory fees allocated to NRXP equity	(1,412,846)
Effect of Merger, net of redemptions and transaction costs	$11,049,628

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2021:

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,362,474
Non-cash net working capital assumed from BRPA	(961,555)
Less: notes payable assumed from BRPA	(1,100,000)
Less: fair value of assumed Placement Warrants	(1,983,674)
Less: fair value of Earnout Cash	(25,520,195)
Less: transaction costs and advisory fees allocated to NRXP equity	(1,412,846)
Effect of Merger, net of redemptions and transaction costs	$(26,615,796)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	552,412
Less: redemption of BRPA shares	(216)
Common stock of BRPA	552,196
BRPA Founder and private shares, net of forfeited shares of 875,216	1,260,284
Shares issued in PIPE Financing	1,000,000
Shares issued for services	200,000
Shares issued pursuant to conversion of Public and Private Rights	717,250
Merger and PIPE financing shares - common stock	3,729,730
NeuroRx shares - common stock (1)	44,873,855
Total shares of common stock immediately after Merger	48,603,585

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The number of NeuroRx common stock was determined from the 14,200,586 shares of NeuroRx common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

5. Prepaid Expenses and Other Current Assets

Accrued and other current liabilities consisted of the following at the dates indicated:

	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets:	(Unaudited)
Prepaid insurance	$3,347,172	$49,029
Prepaid manufacturing expenses	1,407,500	—
Other prepaid expenses	341,336	164,772
Prepaid income taxes	51,642	—
Other current assets	—	$26,551
Total accrued and other current liabilities	$5,147,650	$240,352

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Accrued and other current liabilities:
Accrued research and development expenses	$826,442	$586,426
Accrued employee expenses	77,196	530,500
Professional services	185,170	606,553
Other accrued expenses	417,529	5,004
Total accrued and other current liabilities	$1,506,337	$1,728,483

7. Convertible Notes Payable

On February 12, 2020, a Qualified Financing Event (as defined below) occurred when the Company received cumulative investment proceeds in excess of $10,000,000 from the sale and issuance of common shares. The fair value of the Company’s common shares was $10.63 per share. The 2017 Notes (as defined below) and the 2018 Notes (as defined below) in the aggregate principal amount of $2,800,000 were converted into 1,005,458 common shares (at the discounted price of $2.78 per share), and the related unpaid and accrued interest totaling $369,660 were also converted into 132,739 common shares of the Company (at the discounted price of $2.78 per share). Additionally, the Company recognized a loss on extinguishment for the difference between the carrying value of the convertible notes, unamortized debt discount, and the value of the embedded put option and the fair value of the common shares of $0 and $306,641 during the three months

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended and six months ended June 30, 2020, respectively. The Company issued the shares of common stock pursuant to this conversion on September 23, 2020.

2017 Convertible Notes Payable

On November 16, 2017 and November 19, 2017, the Company issued convertible notes (“2017 Notes”), as amended for aggregate gross proceeds of $2,500,000. The 2017 Notes accrued interest at a rate of 6% per annum and principal and interest were due and payable four years from the date of issuance. Upon either a sale of the Company’s assets or all of its capital stock, or a change of control, the principal balance would double and be repaid. Upon closing of either a sale of the Company’s shares for at least $10,000,000 or a public offering of the Company’s securities (“Qualified Financing Event”), the outstanding principal balance will be converted into the number of such securities sold at a conversion price equal to 80% of the securities negotiated share price.

2018 Convertible Notes Payable

On January 5, 2018 and April 25, 2018, the Company issued convertible notes (“2018 Notes”), as amended for aggregate gross proceeds of $300,000. The 2018 Notes accrued interest at a rate of 6% per annum and were due and payable four years from the date of issuance. Upon either a sale of the Company’s assets or all of its capital stock, or a change of control, the principal balance would double and be repaid. Upon closing of either a sale of the Company’s shares for at least $10,000,000 or a public offering of the Company’s securities (“Qualified Financing Event”), the outstanding principal balance will be converted into the number of such securities sold at a conversion price equal to 80% of the securities negotiated share price. The January 5, 2018 note for $100,000 was not amended and interest was unpaid, as such, that note and related accrued interest were classified as current liabilities. The April 25, 2018 note for $200,000 was amended similar to the 2017 Notes to accrue interest and to be paid at maturity with the principal.

The proceeds received upon issuing the 2017 Notes and 2018 Notes were first allocated to the fair value of the embedded put with the remainder to the debt host instrument. The Company recognized a loss of $0 and $0 during the three months ended June 30, 2021 and 2020, respectively, and $0 and $27,160 during the six months ended June 30, 2021 and 2020, respectively, due to the estimated increase in fair value of the embedded put.

The discount is amortized to interest expense over the term of the debt. The Company amortized debt discount of $0 to interest expense during the three months ended June 30, 2021 and 2020, and $0 and $16,454 during the six months ended June 30,2021 and 2020, respectively. The Company paid no interest during the three months ended and six months ended June 30, 2021 and 2020.

8. Notes Payable

Note Payable -- Related Party

On July 1, 2019, the Company converted certain accounts payable into a loan (the “Note Payable — Related Party”) with a related party in the amount of $154,190. The loan, in the form of a promissory note, matures on July 1, 2020. The principal amount of the loan and any accrued but unpaid interest shall be due and payable beginning July 1, 2019. All payments shall be applied first to accrued but unpaid interest, and then to outstanding principal. If not sooner paid, the entire remaining indebtedness (including accrued interest) shall be due and payable on July 1, 2020. The loan bears interest, compounded daily, at 6% annual interest. The loan continues to accrue interest as it was not paid off upon maturity.

Relief Therapeutics Loan

On April 6, 2020, the Company entered into a loan agreement with Relief Therapeutics (the “Relief Therapeutics Loan”) in the amount of $500,000. The loan matures on April 6, 2022 and bears interest at 2% per annum payable in arrears.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Paycheck Protection Program Loan

On April 28, 2020, the Company received $119,842 in loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured PPP Loan accrues interest on the outstanding principal at the rate of 1% per annum, and there is a six month deferment period until equal installment payments of $6,744 of principal and interest are due. The term of the PPP Loan is two years. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The Loan amount may be eligible for forgiveness pursuant to (1) at least 75% of the loan proceeds are used to cover payroll costs and the remainder is used for mortgage interest, rent and utility costs over the eight week period after the loan is made, and (2) the number of employees and compensation levels are generally maintained. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. The Company used the entire PPP Loan for qualifying payroll expenses, and filed for loan forgiveness on December 30, 2020.

The Company received full forgiveness of all outstanding principal and accrued and unpaid interest on the PPP Loan as of February 11, 2021. The forgiveness of the PPP Loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of $119,842 and $968, respectively, and the Company recorded a gain on extinguishment totaling $120,810 for the six months ended June 30, 2021.

The following table summarizes the Company's outstanding notes payable as of the respective periods.

	June 30,	December 31,
	2021	2020
	(Unaudited)
Note Payable — Related Party	$154,190	$154,190
Relief Therapeutics Loan	500,000	500,000
Paycheck Protection Program Loan	—	119,842
Carrying value of notes payable	654,190	774,032
Accrued interest	31,976	22,656
Note payable	686,166	796,688
Notes payable and accrued interest, current	$173,694	$248,861
Notes payable and accrued interest, non-current	$512,472	$547,827

9. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended June 30, 2021 and 2020 was $48,776 and $9,087, respectively, and for the six months ended June 30, 2021 and 2020 was $55,393 and $17,902, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, NRx Pharmaceuticals agreed to sponsor a research study at NJ Health relating to the impact of NRx Pharmaceuticals' Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, NRx Pharmaceuticals has committed to pay NJ Health approximately $360,450. During

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the three months ended and six months ended June 30, 2021, NRx Pharmaceuticals paid NJ Health $0 and $126,157, respectively, of the total committed amount.

Aviptadil Manufacturing, Production, Supply and Distribution Agreements

On August 25, 2020, NRx Pharmaceuticals and Nephron Pharmaceuticals Corporation (“Nephron”) signed an agreement for the manufacturing of finished pharmaceutical product of Aviptadil intravenous formulation and the development of an inhaled (nebulizer) formulation of Aviptadil. Nephron will serve as the exclusive and primary supplier of the product for both clinical and commercial purposes, supplying 100% of the Company’s annual requirements. The Company has agreed to purchase products from Nephron for a fixed price.

On September 29, 2020, NRx Pharmaceuticals and Cardinal Health signed an exclusive distribution agreement, as well as a 3rd party logistics agreement on October 1, 2020. Cardinal Health will manage warehousing, distribution, invoicing for the potential sale of Aviptadil in the United States and Puerto Rico.

On October 9, 2020, NRx Pharmaceuticals signed an agreement with Polypeptide for the supply of GMP grade Active Pharmaceutical Ingredient (API) Aviptadil (VIP). This gives NRx Pharmaceuticals a second source of procuring API. The Company has agreed to purchase a total of $1,010,000 worth of product and services over the contract.

On January 4, 2021 NRx Pharmaceuticals and Aerogen Limited (“Aerogen”) signed a supply agreement for the supply of certain products, including the Aerogen Solo Nebulizer System and Aerogen Ultra, solely for the purposes of carrying out clinical trials relating to inhalation delivery of Aviptadil for treatment of pulmonary insufficiency and respiratory distress in COVID-19 patients. Pill Tracker is an agent of NRx Pharmaceuticals per the supply agreement (see Note 14).

Relief Therapeutics Collaboration Agreement

On September 18, 2020, the Company entered into a collaboration agreement with Relief for the clinical development and if approved the sale of Aviptadil. The collaboration provides for funding by Relief of certain clinical trials. If such candidate is approved by the FDA, the Company shall receive 50% of net product profits from the product sales in the NRx Pharmaceuticals territory, which includes the United States, Canada, and Israel; 15% of net product profits from the product sales in the Relief Therapeutics territory, which includes the European Union, Switzerland, Iceland, Norway, the UK, the Channel Islands, Liechtenstein, Monaco, Andorra, Malta, San Marino, and Vatican City; and 20% of net product profits from the product sales in all other countries. During 2021, the Company invoiced Relief $5,984,679 for reimbursable expenses and received $770,444 in payments from Relief for these reimbursable expenses. The Company recorded an allowance for doubtful accounts of $5,470,897 as of June 30, 2021, due to the fact that the Company does not expect to receive payment for the remaining invoices, thus fully reserving for the accounts receivable balance. As of the date of this filing, Relief has reimbursed NRx Pharmaceuticals $10,904,065 for expenses, but has subsequently declined to pay approximately $6 million in invoiced costs associated with conduct of the IV clinical trial, reformulation, and manufacture of ZYESAMITM. Relief has additionally declined to fund the costs of the inhaled trial. NRx Pharmaceuticals advised Relief that NRx Pharmaceuticals is funding those costs with other capital. NRx Pharmaceuticals further advised Relief in December 2020 that the formulation data provided to NRx Pharmaceuticals as part of the collaboration agreement was non-reproducible. Relief subsequently issued a public disclosure acknowledging that Relief knew about the stability problems at the time of the collaboration agreement. Relief declined to fund the development of a stable formulation.

Share Subscription Facility Agreement — GEM

NeuroRx previously entered into a share subscription facility agreement (“GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term. Subject to the successful listing of the shares of NeuroRx on an Exchange (any nationally recognized stock exchange or exchange platform in the world on which the Company will list its shares), GEM grants NeuroRx an option to require GEM to subscribe for shares from the Company for up to an aggregate value of approximately $95.6 million. The agreement also

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

included certain provisions which would not meet the U.S. requirements to issue registered shares. If NeuroRx was listed or completes a private transaction which results in a change of control of the Company, NeuroRx would issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the agreement. The reverse merger contemplated by the Merger Agreement would not have resulted in a listing of NeuroRx shares or a change in control.

In November 2020, GEM introduced NeuroRx to BRPA. To resolve uncertainties around the application of the GEM Agreement post-Merger, NeuroRx and GEM agreed in March 2021 to issue a warrant to GEM and for the parties to use their good faith efforts to amend the GEM Agreement to meet U.S. requirements to issue registered shares. The warrant is not conditional upon any further events or completion of the merger.

The warrant was issued March 28, 2021, for 3,329,812 shares of NeuroRx common stock at an exercise price of $3.19 per share (the “GEM Warrant”) and the parties agreed that GEM would immediately partially exercise the warrant for the purchase of 1,496,216 shares (“Initial Exercised Shares”) for $7,500,018. The GEM Warrant will be valid for a period of three years from the date NeuroRx’s stock is listed for trading on a national securities exchange or consummation of a reverse merger transaction of the type contemplated by the Merger Agreement.

This contingent liability at December 31, 2020, represented an obligation that resulted in the issuance of certain equity at a discounted per share price. As the amount was deemed probable and estimable at December 31, 2020, NeuroRx recorded a liability of $39,486,139 to reflect the fair value of the GEM Warrant. On March 28, 2021, NeuroRx recorded additional settlement liability of $21,365,641 to reflect the change in the fair value of the Company’s common stock. On March 28, 2021, NeuroRx reclassed the settlement liability to equity upon the issuance of the GEM Warrant.

NeuroRx was required to register the Initial Exercised Shares on (a) the same registration statement on Form S-4 (or such other registration statement, if changed) in connection with the Merger, or (b) such other registration statement in connection with any other transaction which results in a public listing of NeuroRx. In addition, no later than 90 days following the consummation of the Big Rock merger, the Company was required to file with the SEC a registration statement to register under the Securities Act the resale by GEM of all shares issuable under the GEM Warrant other than the Initial Exercised Shares, which was filed with the Company's S-1 in July 2021. The GEM Warrant also includes “piggyback” registration rights.

Subsequent to June 30, 2021, GEM exercised the remaining GEM Warrant for the purchase of 1,833,596 shares (adjusted for the Merger, discussed in Note 10) for gross proceeds to the Company of $9,186,316 and the GEM Warrant was extinguished.

10. Equity

Common Stock

Upon closing of the Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company authorized 500,000,000 shares of common stock with a par value $0.001. As discussed in Note 4, we have retroactively adjusted the shares issued and outstanding prior to May 24, 2021 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

The Company sold 65,526 and 0 shares of common stock during the three months ended June 30, 2021 and 2020, respectively, and received gross proceeds of $1,436,274 and $0, respectively. The Company sold 398,647 and 50,844 shares of common stock during the six months ended June 30, 2021 and 2020, respectively, and received gross proceeds of $8,363,132 and $176,990, respectively.

Pursuant to the Merger Agreement, BRPA and EarlyBirdCapital, Inc., the representative of the underwriters of BRPA’s initial public offering (“EBC”), entered into an amendment (“BCMA Amendment Agreement”) to the Business

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Combination Marketing Agreement, dated as of November 20, 2017 (“BCMA”), by and between BRPA and EBC. The BCMA Amendment Agreement provided that, in lieu of the cash fee payable to EBC pursuant to the BCMA, BRPA will issue to EBC at the Effective Time an aggregate of 200,000 shares of Common Stock and the BCMA (as amended by the BCMA Amendment Agreement) will terminate immediately following the Effective Time. The Company recognized the fair value of the 200,000 shares of Common Stock issued pursuant to the BCMA of $4,850,000 within general and administrative in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

Preferred Stock

Upon closing of the Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company authorized 50,000,000 shares of preferred stock with a par value $0.001.

Series A, B-1, and B-1A Preferred Stock

Prior to the Merger, the Company had authorized and issued 1,000,000 shares of Series A convertible preferred stock, 1,050,695 shares of Series B-1 convertible preferred stock, and 316,848 shares of Series B-1A convertible preferred stock, par value of $0.001 per share, which was convertible into one share of common stock for each preferred share (collectively, the “Preferred Stock”) at any time, at the option of the holder. The Preferred Stock were not redeemable and the related stockholders were entitled to a subordinated liquidation preference should NeuroRx liquidate or wind up operations. The preferences also included voting rights on an as-converted basis, ride-along rights, and an anti-dilution provision. The liquidation preference was $1.00 per share for the Series A convertible preferred stock, $7.58 per share for the Series B-1 convertible preferred stock, and $6.82 per share for the Series B-1A convertible preferred stock, plus any declared but unpaid dividends. Upon an initial public offering or merger under certain conditions the Preferred Stock automatically converted into common stock.

On May 24, 2021, pursuant to the Merger (as described in Note 4), 2,367,543 outstanding shares of Preferred Stock were automatically converted into 7,480,836 shares of common stock pursuant to the Exchange Ratio.

Series B-2 Preferred Stock

In 2020, the Company authorized the issuance of 100,000 shares of Series B-2 Convertible Preferred Stock (the “B-2 Preferred Stock”), par value of $0.001 per share, convertible into one share of common stock for each share of B-2 Preferred Stock held. In March 2020, 4,167 shares of B-2 Preferred Stock were issued. The B-2 Preferred stock were not redeemable and the related stockholders were entitled to a subordinated liquidation preference should NeuroRx liquidate or wind up operations. The preferences also included voting rights on an as-converted basis, ride-along rights, and an anti-dilution provision. The liquidation preference was $12.00 per share plus any declared but unpaid dividends. The B-2 Preferred Stock could be converted into one share of common stock (subject to adjustments for stock splits, recapitalization) at any time, at the option of the holder. Upon an initial public offering or merger under certain conditions the B-2 Preferred Stock automatically converted into common stock.

On May 24, 2021, pursuant to the Merger (as described in Note 4), 4,167 outstanding shares of B-2 Preferred stock were automatically converted into 13,168 shares of common stock pursuant to the Exchange Ratio.

Common Stock Warrants

On March 28, 2021, NeuroRx issued 3,329,812 fully vested common stock warrants, exercisable at a per share price of $3.19 until they expire on March 27, 2024 to GEM (See Note 8). The fair value on the date of issuance was $60,851,779. Upon issuance, 1,496,216 warrants were immediately exercised generating gross proceeds of $7,500,018. Subsequent to June 30, 2021, GEM exercised the remaining GEM Warrant for the purchase of 1,833,596 shares for gross proceeds of $9,186,316 and the GEM Warrant was extinguished.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. The Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies. The estimated fair value of common stock is based on sales to third parties. The following assumptions were used during the following periods:

	June 30,	December 31,
	2021	2020
Strike price	$24.25	$3.19
Volatility rate	80.0%	80.0%
Risk-free rate	0.03%-0.32%	0.19%-0.28%
Expected term	0.57-4.42	3.00-5.00
Dividend yield	—	—

Substitute Warrants

In connection with the Merger, each warrant of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into the Substitute Warrants, based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant. Each Substitute Warrant will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx warrant multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Warrant will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 4, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise would be held back pending the outcome of the contingencies and only released if such are achieved. The percentage of total shares of Common Stock subject to each Substitute Warrant that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx warrant that is vested immediately prior to the Effective Time.

In the event that either the Earnout Shares Milestone or the Earnout Cash Milestone does not occur prior to December 31, 2022, each Substitute Warrant will be adjusted such that the number of shares of Common Stock subject to each adjusted Substitute Warrant, the exercise price per share of each adjusted Substitute Warrant and the aggregate intrinsic value of each adjusted Substitute Warrant will equal the respective number of shares, exercise price per share and aggregate intrinsic value that would have resulted following the adjustment of the applicable underlying Substitute Warrant had the conversion of NeuroRx warrants into the Substitute Warrants been applied using the Exchange Ratio (3.16:1) as adjusted accordingly to reflect the impact of the respective milestone not being met. If neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurs, each Substitute Warrant will be adjusted based on the Exchange Ratio.

If any Substitute Warrants are exercised prior to the earlier of (i) the date that both the Earnout Shares Milestone and Earnout Cash Milestone occur and (ii) December 31, 2022, a sufficient number of shares of Common Stock will be held back pending the applicable adjustment to such Substitute Warrants. Following the determination of that adjustment, NRx Pharmaceuticals will retain any shares forfeited by the warrant holder in connection with the adjustment and return any remaining shares to the warrant holder.

Upon the closing of the Merger, the outstanding and unexercised NeuroRx warrants became warrants to purchase an aggregate 4,909,066 shares of the Company’s common stock with an average exercise price of $2.50 per share. The Company accounted for the Substitute Warrants as a modification of the existing warrants.  Incremental fair value, measured as the excess, if any, of the fair value of the modified warrants over the fair value of the original warrants immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

factors at the modification date. The fair value of the original NeuroRx warrants and Substitute Warrants was determined using the Black-Scholes option-pricing model with the following assumptions for each:

	Original Warrants	Substitute Warrants
Strike price	$7.58-$15.84	$1.53-$3.19
Volatility rate	80.0%	80.0%
Risk-free rate	0.03%-0.32%	0.03%-0.32%
Expected term	0.57-4.42	0.57-4.42
Dividend yield	—	—

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718 and were fully vested at the Effective Date. Further, the Substitute Warrants were determined to contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash and/or Earnout Share Milestones). The Company determined it was not probable that the Earnout Cash or Earnout Share Milestone would be met on the Effective Date and at June 30, 2021. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Warrants subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash and/or Earnout Share Milestones being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met. The Company recognized incremental compensation on the modification date totaling $2,330,572 which was recognized in General and administrative in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. Unamortized compensation costs related to performance-based vesting conditions of the Substitute Warrants as of the modification date was $23,760,993.

With respect to the remaining outstanding warrants, the incremental fair value of the Substitute Warrants of $2,691,799 was recognized as a deemed dividend as the Company concluded there is a transfer of value from the common shareholders to the holders of the Substitute Warrants as the change in the number of underlying shares and the decreased exercise price would result in the common shareholders becoming more diluted if and when the Substitute Warrants are converted. As the Company is in an accumulated deficit position as of the modification date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). Further, in the event the Earnout Shares Milestone and Earnout Cash Milestones are met, the Company will recognized an additional deemed dividend of $24,379,657 and $3,068,732, respectively, if and when such conditions are met.

Assumed Public Warrants

Prior to the Merger, the Company had outstanding 3,450,000 Public Warrants. Each Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants became exercisable at the effective time (May 24, 2021) and expire five years after the Effective Time or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

Certain of the above conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Assumed Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Placement Warrants. The Placement Warrants are identical to the Public Warrants except that the Placement Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Placement Warrants as derivative liabilities in its Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company recognized a gain on the change in fair value of the Placement Warrants for the three and six months ended June 30, 2021 and 2020 of $1,468,649 and $0, respectively. Refer to Note 13 for discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Total Warrants	Term	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2020 (as previously reported)	620,055	11.08	$14.61	$22,127,594
Retroactive application of reverse recapitalization (Note 4)	2,455,415	—	(13.53)	—
Outstanding as of December 31, 2020, effect of Merger (Note 4)	3,075,470	4.34	1.09	150,955,963
Issued	3,329,812	3.00	3.19	111,082,528
Exercised	(1,496,216)		(3.19)	(49,913,766)
Outstanding as of March 31, 2021	4,909,066	3.74	$1.78	$244,574,345
Issued	3,586,250	5.00	11.50	45,724,688
Outstanding as of June 30, 2021	8,495,316	4.09	$24.78	$42,385,824

Assumed Unit Purchase Options

Prior to the Merger, the Company had outstanding options to purchase up to 600,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $6,000,000) commencing on the Effective Time. Each Unit consists of one share of Common Stock, one Public Right and one-half of one Public Warrant. Each Public Right will convert into one-tenth (1/10)

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of one share of Common Stock upon exercise of the Units. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from November 20, 2017. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the Company's registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Conversion of Rights

Prior to the Merger, the Company had outstanding 6,900,000 and 272,500 Public Rights and Placement Rights, respectively. At the Effective Time, each holder of a right received one-tenth (1/10) of one share of Common Stock at the Effective Time, even if the holder of such right redeemed all shares held by it in connection with the Merger, resulting in the issuance of 717,250 shares of Common Stock to holders of such rights. No fractional shares were issued upon conversion of the rights. No additional consideration was required to be paid by a holder of rights in order to receive its additional shares at the Effective Time, as the consideration related thereto has been included in the original unit purchase price paid for by investors in the Company's Initial Public Offering. The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

11. Stock-Based Compensation

2016 Omnibus Incentive Plan

Prior to the Merger, NeuroRx maintained its 2016 Omnibus Incentive Plan (the “2016 Plan”), under which NeuroRx granted incentive stock options, restricted stock awards, other stock-based awards, or other cash-based awards to employees, directors, and non-employee consultants. The maximum aggregate shares of common stock that was subject to awards and issuable under the 2016 Plan was 3,472,000.

In connection with the Merger, each NeuroRx stock option that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share (the “Substitute Options”), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option.

In connection with the Merger, each option of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into the Substitute Options, based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Substitute Option will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx option multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Option will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 4, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise would be held back pending the outcome of the contingencies and only released if such are achieved. The percentage of total shares of Common Stock subject to each Substitute Option that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx option that is vested immediately prior to the Effective Time.

In the event that either the Earnout Shares Milestone or the Earnout Cash Milestone does not occur prior to December 31, 2022, each Substitute Option will be adjusted such that the number of shares of Common Stock subject to each adjusted Substitute Option, the exercise price per share of each adjusted Substitute Option and the aggregate intrinsic value of each

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adjusted Substitute Option will equal the respective number of shares, exercise price per share and aggregate intrinsic value that would have resulted following the adjustment of the applicable underlying Substitute Option had the conversion of NeuroRx options into the Substitute Options been applied using the Exchange Ratio as adjusted accordingly to reflect the impact of the respective milestone not being met. If neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurs, each Substitute Option will be adjusted based on the Exchange Ratio.

As stated in the Merger Agreement, if any Substitute Options are exercised prior to the earlier of (i) the date that both the Earnout Shares Milestone and Earnout Cash Milestone occur and (ii) December 31, 2022, a sufficient number of shares of Common Stock will be held back pending the applicable adjustment to such Substitute Options. Following the determination of that adjustment, NRx Pharmaceuticals will retain any shares forfeited by the option holder in connection with the adjustment and return any remaining shares to the option holder.

Upon the closing of the Merger, the outstanding and unexercised NeuroRx stock options became options to purchase an aggregate 2,895,423 shares of the Company’s Common Stock at an average exercise price of $1.50 per share. The Company accounted for the Substitute Options as a modification of the existing options. Incremental compensation costs, measured as the excess, if any, of the fair value of the modified options over the fair value of the original options immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent factors at the modification date. The fair value of the original NeuroRx options and Substitute Options was determined using the Black-Scholes option-pricing model with the following assumptions for each:

	Original Options	Substitute Options
Strike price	$1.00-$72.30	$0.20-$14.58
Volatility rate	80.0%	80.0%
Risk-free rate	0.07%-0.79%	0.07%-0.79%
Expected term	0.18-5.99	0.18-5.99
Dividend yield	—	—

The Substitute Options contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash and/or Earnout Share Milestones). The Company determined it was not probable that the Earnout Cash or Earnout Share Milestone would be met on the Effective Date and at June 30, 2021. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Options subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash and/or Earnout Share Milestones being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met.

For vested Substitute Options, the Company recognized incremental compensation on the modification date totaling $1,014,640, of which $993,500 and $21,140 was recognized in General and administrative and Research and development, respectively, in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. For unvested Substitute Options, the Company will recognize incremental compensation over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date, taking into consideration the probability of the achievement of the Earnout Cash and/or Earnout Share Milestones. Incremental compensation costs related to unvested Substitute Options as of the modification date was $25,877,473.

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of June 30, 2021, 5,373,049 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of Common Stock subject to stock options, restricted stock awards or other awards that were assumed in the Merger and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2021 Plan equal to 5,373,049 shares of Common Stock. As of June 30, 2021, 2,919,493 shares

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

have been awarded and 2,453,556 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

Option Awards

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company is a public company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Additionally, certain options granted contain terms that require all unvested options to immediately vest a) upon the approval of a New Drug Application (NDA) by the US Food and Drug Administration for NRX-101, or b) immediately preceding a change in control of the Company, whichever occurs first.

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The following assumptions were used during the following periods:

	June 30, 2021	December 31, 2020
Exercise price	$11.69-$23.41	$2.22-$3.07
Risk-free rate of interest	0.79%-1.24%	0.79%-0.79%
Expected term (years)	5.5-6.5	4.7-5.9
Expected stock price volatility	80%	80%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	term (years)	value
Outstanding as of December 31, 2020 (as previously reported)	486,755	$10.79	8.8	$19,571,655
Retroactive application of reverse recapitalization	1,927,548	(8.62)
Outstanding as of December 31, 2020, effect of Merger	2,414,303	$2.17	8.2	$53,659,966
Options granted	210,800	11.69	9.8	3,825,276
Forfeited	(198,400)	(2.22)	—	(6,587,328)
Outstanding as of March 31, 2021	2,426,703	$14.58	8.7	$30,388,510
Options granted	587,030	14.94	9.9	—
Forfeited	(89,280)	(7.86)	—	(339,082)
Exercised	(4,960)	(3.07)	—	(42,385)
Outstanding as of June 30, 2021	2,919,493	$5.25	9.0	$20,558,299
Options vested and exercisable as of June 30, 2021	1,095,294	$1.50	6.1	$11,106,829

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and six months ended June 30, 2021, respectively was $14.31 and $18.37. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and six months ended June 30, 2020, respectively was $1.25 and

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$1.25. At June 30, 2021, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, including unrecognized compensation costs related to Substitute Options of $25,877,473, was $33,610,165, of which the Company expects to recognize $9,117,887 over a weighted-average period of approximately 1.89 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense
General and administrative	$4,094,549	$50,881	$4,438,583	$117,469
Regulatory and process development	188,781	42,585	216,445	64,800
Total stock-based compensation expense	$4,283,330	$93,466	$4,655,028	$182,269

12. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2021 and the year ended December 31, 2020. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model during the six months ended June 30, 2021 and the year ended December 31, 2020. The carrying value of notes payable approximated the estimated fair values due to their recent issuances.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and Earnout Cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant liabilities (Note 10)	3	$515,025	$—
Earnout Cash liability (Note 4)	3	$25,874,896	$—

Warrant liabilities

The Company utilizes a Black-Scholes model approach to value the Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liability that are categorized within Level 3 of the fair value hierarchy are as follows:

	June 30, 2021	At Effective Time
Stock price on valuation date	$11.62	$24.25
Exercise price per share	$11.50	$11.50
Expected life	4.90	5.0
Volatility	35.7%	39.0%
Risk-free rate	0.9%	0.8%
Dividend yield	—%	—%
Fair value of warrants	$3.78	$14.56

A reconciliation of warrant liabilities is included below:

Fair Value
Balance as of December 31, 2020	$—
Additions pursuant to Merger	1,983,674
Gain upon re-measurement	(1,468,649)
Balance as of June 30, 2021	$515,025

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations.

A reconciliation of the Earnout Cash liability is included below:

Fair Value
Balance as of December 31, 2020	$—
Additions pursuant to Merger	25,520,195
Loss upon re-measurement	354,701
Balance as of June 30, 2021	$25,874,896

Fair Value on a Non-Recurring Basis

The fair value of the contingent Earnout Shares has been estimated using the trading price of our Common Stock at the Effective Time ($24.25), discounted based on the probability of the Earnout Shares Milestone being met as determined at the Effective Time, and thus represents a Level 2 fair value measurement as defined in ASC 820. The contingent Earnout Shares, if achieved, would be issued to legacy NeuroRx shareholders. The Earnout Shares are a fixed number of shares to be issued to such shareholders on a pro rata basis. The fair value of the contingent Earnout Shares were recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the contingent Earnout Shares was $253,130,272 with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0).

13. Income Taxes

The Company recorded no provision or benefit for income tax expense for the six months ended June 30, 2021.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the six months ended June 30, 2021. The Company continues to monitor any effects on its financial statements that may result from the CARES Act. Upon consummation of the Merger, a change in control was deemed to have occurred and the Company's net operating loss carrybacks could be subject to limitations.

The Company has no open tax audits with any taxing authority as of June 30, 2021.

14. Related Party Transactions

The Company licenses patents that are owned by Glytech, LLC, pursuant to a license agreement (the Glytech Agreement). Glytech, LLC is owned by a co-founder and former Director of the Company, and therefore, a related party. The Glytech agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the three months ended June 30, 2021 and 2020 the Company paid a co-founder $125,000 and $0, respectively, and during the six months ended June 30, 2021 and 2020, $125,000 and $82,569, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to NRx Pharmaceuticals. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that NRx Pharmaceuticals considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. The Excluded Technology will transfer to the Company for no additional consideration if the value of NRx Pharmaceuticals equity held by Glytech exceeds $50,000,000 at any time prior to August 6, 2022. After August 6, 2022, the additional IP will transfer to the Company at no cost. The Company believes the criteria have been met pending the registration of Glytech shares.

The CEO of the Company is a major shareholder in the Company. Therefore, his services are deemed to be a related party transaction. He serves the company on a full-time basis and has an employment agreement with the Company and received compensation of $137,500 and $53,125 during the three months ended June 30, 2021 and 2020, respectively, and $286,250 and $121,875 during the six months ended June 30, 2021 and 2020, respectively. The services are ongoing.

The CEO’s son provides services related to website, IT, and marketing support under the supervision of the Company’s Chief Commercial Officer, who is responsible for assuring that the services are provided on financial terms that are at market. NRx Pharmaceuticals paid this family member a total of $11,100 and $18,605 during the three months ended June 30, 2021 and 2020, respectively, and $29,740 and $40,770 during the six months ended June 30, 2021 and 2020, respectively.

In addition, NRx Pharmaceuticals pays Pill Tracker 2015 Ltd. (“Pill Tracker”) for services relating to the development of the inhaled use form of aviptadil. The CEO’s son and our CEO are the chief executive officer and the board chairman, respectively, of Pill Tracker. NRx Pharmaceuticals paid Pill Tracker $254,936 and $0 during the three months ended June 30, 2021 and 2020, respectively, and $395,757 and $0 during the six months ended June 30, 2021 and 2020, respectively.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The CEO’s other son, as a medical doctor, provides research services related to the development of the inhaled use form of aviptadil, under the supervision of the CEO, who is responsible for assuring that the services are provided on financial terms that are at market. NRx Pharmaceuticals paid this family member a total of $4,615 and $4,820 during the three months ended June 30, 2021 and 2020, respectively, and $6,110 and $4,820 during the six months ended June 30, 2021 and 2020, respectively.

Included in accounts payable were $44,201 and $149,067 due to the above related parties as of June 30, 2021 and December 31, 2020, respectively.

15. Subsequent Events

Warrants Exercised

Subsequent to June 30, 2021, the Company received $9,186,316 from the exercise of a warrant for the purchase of 1,833,596 shares.

Related Party Transaction

Subsequent to June 30, 2021, the Company and Pill Tracker entered into a statement of work dated July 26, 2021 under the Master Services Agreement dated April 1, 2020 for the provision of additional support of inhaled ZYESAMITM in phase 2/3 clinical trials with a total cost of $157,110.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of NRx Pharmaceuticals’ financial condition and plan of operations together with “Selected Financial Data” and NRx Pharmaceuticals' financial statements and the related notes appearing elsewhere in this proxy statement / prospectus / consent solicitation statement. In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. NRx Pharmaceuticals’ actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in this proxy statement / prospectus / consent solicitation statement. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

On May 24, 2021, Big Rock Partners Acquisition Group ("BRPA"), a special purpose acquisition company, consummated the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with NeuroRx, Inc., a Delaware corporation (“NeuroRx”), and Big Rock Merger Corp., a Delaware corporation and wholly-owned, direct subsidiary of BRPA (“Merger Sub”). Pursuant to the Merger Agreement, on May 24, 2021 (the “Closing Date”), which has been accounted for as a reverse recapitalization, Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the merger (“Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, BRPA changed its name to NRX Pharmaceuticals, Inc. (“NRx Pharmaceuticals" or the "Company”).

NRx Pharmaceuticals is a clinical stage pharmaceutical company that is developing NRX-101, the first oral therapeutic for the treatment of Acute Suicidal Behavior/Ideation (ASIB) in Bipolar Disorder and ZYESAMI (aviptadil), an intravenous and inhaled drug to treat respiratory failure in COVID-19.

The NRx Pharmaceuticals Antidepressant Regime was developed based upon 30 years of basic science and clinical expertise contributed by Prof. Daniel Javitt, PhD, MD, related to the role of the brain’s N-methyl-D-aspartate (NMDA) receptor in regulating human thought processes in general and in regulating depression and suicidality. The NRx Pharmaceuticals Antidepressant Regime begins with a single dose of ketamine, an FDA approved anesthetic, followed by approximately six weeks of daily oral NRX-101. NRX-101 is being developed as a rapid-onset and sustained treatment for acute suicidal crisis associated with bipolar depression. NRX-101 combines DCS, a NMDA receptor modulator, and lurasidone, a 5-HT2a receptor antagonist.

NRX-101 has been awarded Fast Track designation, Breakthrough Therapy designation, and a Special Protocol Agreement by the FDA. Peer-reviewed and published results from multiple Phase II clinical studies demonstrate a significant decline in symptoms of depression and suicidality following administration of DCS. Findings from one of these studies found that bipolar patients who were already receiving a 5-HT2a antagonist demonstrated more than a 50% reduction in symptoms of depression and a 75% reduction in suicidal ideation when ketamine and DCS were added to their treatment regimen. Side effects for patients in a P2a combination study of DCS and 5HT2a included mild sedation, headaches and hypomania. Breakthrough Therapy designation was awarded based on the STABIL-B study (www.clinicaltrials.gov NCT02974010) that demonstrated a statistically significant advantage of NRX-101 vs. lurasidone (the current standard of care) in maintaining remission from depression and suicidality following a single stabilizing dose of ketamine.

In March 2020, NRx Pharmaceuticals initiated development of RLF-100 (aviptadil acetate) (now reformulated as ZYESAMI) in partnership with Relief Therapeutics. ZYESAMI is based on 50 years of research, pioneered by Professor Sami Said, on the role of Vasoactive Intestinal Peptide in preventing and treating acute lung injury by protecting the Type II cell in the lung. The rights to Dr. Said’s scientific work are licensed by NRx Pharmaceuticals from the Research Foundation of the State University of New York and NRx Pharmaceuticals expects to cross-license such rights to Relief Therapeutics for use outside US, Canada, and Israel.

In that partnership and pursuant to the Relief Agreement, Relief has committed to fund all costs of formulations and clinical development of the RLF Product for the treatment of COVID-19. The companies agreed that NRx Pharmaceuticals would lead all development and sales in the United States, Canada, and Israel, with NRx Pharmaceuticals receiving 50% of the profits generated in those territories. Relief is to lead the development and sale of the RLF Product in the rest of the world with NRx Pharmaceuticals receiving 15% of profits in Europe and the United Kingdom, together with 20% of profits in the rest of the world. For the six months ended June 30, 2021.

Relief has reimbursed NRx Pharmaceuticals for approximately $10.9 million of expenses, but has declined to pay approximately $6 million in invoiced costs associated with conduct of the RLF Product clinical trial, reformulation, and manufacture of ZYESAMI. Relief has additionally declined to fund the costs of the inhaled trial product. NRx Pharmaceuticals has advised Relief that NRx Pharmaceuticals is funding those costs with other capital.

In an open-label, single center trial at Houston Methodist Hospital, ZYESAMI demonstrated a statistically significant 9-fold advantage in probability of survival and recovery from respiratory failure compared to the standard of care among patients with COVID-19 Respiratory Failure.

On June 1, 2021, NRx Pharmaceuticals reported phase IIb/III study results of ZYESAMI in patients with respiratory failure due to critical COVID-19. The study identified a statistically significant increase in the likelihood that patients treated with ZYESAMI would be alive and free of respiratory failure at 60 days, compared to those treated with placebo, and identified a significantly shorter median hospital stay. The clinical study report filed with the FDA further documented statistically significant advantages for ZYESAMI on all major secondary endpoints.

On the basis of these results, the Company applied for FDA Emergency Use Authorization on May 31, 2021 and is currently awaiting the FDA’s response to such application. Should Emergency Use Authorization be granted, this would provide the Company with a one-year period during which ZYESAMI could be marketed for the treatment of COVID-19 in the United States in advance of the Company filing a new drug application (NDA) with the FDA for formal approval of ZYESAMI for the treatment of COVID-19 based on the recently completed clinical trial and the additional clinical trials currently underway, including the NIH ACTIV3b/TESICO trial (NCT 04843761). If authorized for use, ZYESAMI would be the first drug in the United States indicated specifically for COVID-19 patients who are critically ill with respiratory failure.

In July 2021, the nation of Georgia issued an Emergency Use Authorization (EUA) for intravenous ZYESAMI (aviptadil) for the treatment of critical COVID-19. Pursuant to this EUA, the Company has sent a team of physicians to Georgia to train local doctors about administering ZYESAMI and the effects of the medicine. The supply of intravenous doses by the Company is being discussed with the Georgia Ministry of Health and with the Ministries of Health of surrounding nations.

Although the initial focus has been on the use of intravenous ZYESAMI, the Company has received permission from the FDA to test inhaled ZYESAMI in a phase 2/3 clinical trial for patients with early disease. The Company believes that the inhaled drug will be more convenient for patients to self-administer than the intravenous drug, provided patients are still able to inhale normally and do not have inflammatory debris clogging the alveoli. This clinical trial commenced in January 2021 and is expected to conclude by October 2021. In addition, the Company announced in July 2021 that the phase 2/3 trial for the use of inhaled ZYESAMI has been extended to the nation of Georgia.

The Company has also commenced work on a third potential drug product by signing a Memorandum of Understanding with the Government of Israel (MoU) for an exclusive, worldwide license to develop a novel Coronavirus vaccine (BriLife) developed by the Israel Institute for Biological Research (IIBR). The vaccine has demonstrated a statistically-significant increase in COVID-neutralizing antibody (a sign of immunity to SARS-CoV-2) compared to placebo in phase 2a trials conducted in Israel. The vaccine has further shown indications of neutralizing antibody against that Delta variant of the SARS-CoV-2 virus in early human studies and in preclinical studies. Under the MoU, the Company is initiating a phase 2b/3 dose-confirmatory trial of the vaccine against COVID-19 in the nation of Georgia. The IIBR will provide technical assistance for the clinical trial. The clinical trial in Georgia will take place at the same time as the completion of the second phase of clinical trials in Israel.

If the clinical trials are successful, and subject to the negotiation of definitive licensing agreements with the IIBR, the Company would have an exclusive license to commercialize the vaccine in exchange for agreed upon milestone and royalty payments.

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended June 30, 2021 and 2020, NRx Pharmaceuticals, net loss was $16,007,973 and $102,287, respectively. For the six months ended June 30, 2021 and 2020, NRx Pharmaceuticals’s net loss was $41,496,847 and $1,487,769, respectively. As of June 30, 2021, NRx Pharmaceuticals had an accumulated deficit of $131,676,567.

COVID-19 Outbreak

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 Outbreak continues to evolve as new variants of the virus appear, including the delta variant. As such, NRx Pharmaceuticals cannot estimate the full magnitude, whether positive or negative, that the pandemic will have on NRx Pharmaceuticals’ business. If the COVID-19 Outbreak continues, it may have a material adverse effect on NRx Pharmaceuticals’ financial condition, liquidity, and future results of operations for the year ending December 31, 2020 and beyond. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce. Alternatively, the COVID-19 Outbreak could have a material positive effect on market demand for the COVID-19 targeted therapeutics currently under development by NRx Pharmaceuticals. Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, NRx Pharmaceuticals. is not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond. Aside from our COVID-19 related trials, as a result of the COVID-19 Outbreak, most of our other trials have been halted.

Components of Results of Operations

Operating expenses

Research and development expenses

NRx Pharmaceuticals’ research and development expenses consist primarily of costs associated with NRx Pharmaceuticals’ clinical trials, salaries, payroll taxes, employee benefits, and equity-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

General and administrative expenses

General and administrative expense consists primarily of salaries, stock-based compensation, consultant fees, and professional fees for legal and accounting services.

Settlement Expense

Settlement expense consists primarily of settlement expenses related to the GEM Warrant as further discussed under “—Contractual Obligations and Commitments—GEM Share Subscription Facility and Warrant.”

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief consists primarily of reimbursable expenses as part of the Relief Agreement.

Results of operations for the three months ended June 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods:

	Three months ended June 30,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$4,659,280	$1,390,376	$3,268,904	235%
General and administrative	12,457,534	525,736	$11,931,798	2,270%
Reimbursement of expenses from Relief Therapeutics	—	(2,020,931)	$2,020,931	(100)%
Total operating expenses	17,116,814	(104,819)	$17,221,633	(16,430)%
Loss from operations	(17,116,814)	104,819	$(17,221,633)	(16,430)%

Other (income) expenses:
Interest expense	5,107	2,532	$2,575	100%
Change in fair value of warrant liability	(1,468,649)	—	$(1,468,649)	100%
Change in fair value of Earnout Cash liability	354,701	—	$354,701	100%
Total other (income) expenses	(1,108,841)	2,532	$(1,111,373)	(100)%
Loss before tax	(16,007,973)	102,287	$(16,110,260)	15,750%
Net loss	$(16,007,973)	$102,287	$(16,110,260)	15,750%

Operating expenses

Research and development expenses

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded $4,659,280 of research and development expenses compared to $1,390,376 for the three months ended June 30, 2020. The increase of $3,268,904 related primarily to an increase of $2,907,887 in clinical trials and development expenses related to ZYESAMI (aviptadil), an increase of $361,017 in other research and development expenses, which includes an increase of $146,196 in stock-based compensation expense and an increase of $247,787 in regulatory consultants expense.

General and administrative expenses

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded $12,457,534 of general and administrative expenses compared to $525,736 for the three months ended June 30, 2020. The increase of $11,931,798 related primarily to $5,474,283 of consultant fees of which $4,850,000 relates to non-cash consulting fees paid to EBC in common stock, $4,043,668 in stock compensation expense of which $3,345,212 relates to modification of stock options and warrants pursuant to the Merger, $710,381 of insurance expenses, $501,782 of payroll expenses, and $185,951 in other general and administrative expenses, partially offset by decrease of $1,015,733 in legal and professional fees.

Reimbursement of expenses from Relief Therapeutics

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded $0 of reimbursement of expenses from Relief compared to $2,020,931 of reimbursement of expenses from Relief for the three months ended June 30, 2020.

Other (income) expenses

Interest expense

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded $5,107 of interest expense compared to $2,532 for the three months ended June 30, 2020. The increase of $2,575 related primarily to the accrued interest for outstanding notes during the period.

Change in fair value of warrant liability

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded a gain of $1,468,649 related to the change in fair value of the warrant liability compared to $0 for the three months ended June 30, 2020. The increase of $1,468,649 related to the decrease in the fair value of the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded a loss of $354,701 related to the change in fair value of the earnout cash liability compared to $0 for the three months ended June 30, 2020. The increase of $354,701 related to the increase in the fair value of the earnout cash liability pursuant to the Merger Agreement.

Results of operations for the six months ended June 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals' selected statements of operations data for the following periods:

	Six months ended June 30,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$7,567,984	$1,994,709	$5,573,275	279%
General and administrative	14,558,936	1,141,390	$13,417,546	1,176%
Settlement expense	21,365,641	—	$21,365,641	100%
Reimbursement of expenses from Relief Therapeutics	(771,244)	(2,020,931)	$1,249,687	(100)%
Total operating expenses	42,721,317	1,115,168	$41,606,149	3,731%
Loss from operations	$(42,721,317)	$(1,115,168)	$(41,606,149)	(3,731)%

Other (income) expenses:
Gain on extinguishment of debt	(120,810)	—	$120,810	—%
Interest expense	10,288	38,800	$(28,512)	(73)%
Change in fair value of warrant liability	(1,468,649)	—	$(1,468,649)	100%
Change in fair value of Earnout Cash liability	354,701	—	$354,701	100%
Change in fair value of embedded put	—	27,160	$(27,160)	—%
Loss on conversion of convertible notes payable	—	306,641	$(306,641)	—%
Total other (income) expenses	(1,224,470)	372,601	$(1,597,071)	429%
Loss before tax	(41,496,847)	(1,487,769)	$(40,009,078)	(2,689)%
Net loss	$(41,496,847)	$(1,487,769)	$(40,009,078)	(2,689)%

Operating expenses

Research and development expenses

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $7,567,984 of research and development expenses compared to $1,994,709 for the six months ended June 30, 2020. The increase of $5,573,275 related primarily to an increase of $4,569,807 in clinical trials and development expenses related to ZYESAMI (aviptadil) and an increase of $1,003,469 in other research and development expenses, which includes an increase of $608,266 in regulatory consultants expense and an increase of $151,645 in stock-based compensation expense.

General and administrative expenses

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $14,558,936 of general and administrative expenses compared to $1,141,390 for the six months ended June 30, 2020. The increase of $13,417,546 related primarily to increases of $5,922,383 for consultant fees of which $4,850,000 relates to non-cash consulting fees paid to EBC in common stock, $4,321,114 in stock-based compensation expense of which $3,345,212 relates to modification of stock options and warrants pursuant to the Merger, $830,368 for payroll expenses, $772,343 of insurance expenses, and $282,849 in other general and administrative expenses, partially offset by a decrease of $1,288,490 in legal and professional fees,

Settlement expense

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $21,365,641 of settlement expense related to the GEM Warrant reflecting the incremental value through the date of issuance compared to $0 of settlement expense for the six months ended June 30, 2020.

Reimbursement of expenses from Relief Therapeutics

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $771,244 of reimbursement of expenses from Relief compared to $2,020,931 of reimbursement of expenses from Relief for the six months ended June 30, 2020. NRx Pharmaceuticals has received $10,904,065 in total from Relief in accordance with the Relief Agreement.

Gain on extinguishment of debt

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $120,810 of gain on extinguishment of debt compared to $0 for the six months ended June 30, 2020. The increase of $120,810 related to the forgiveness of the PPP Loan which resulted in a gain on extinguishment for the outstanding principal and accrued and unpaid interest.

Interest expense

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $10,288 of interest expense compared to $38,800 for the six months ended June 30, 2020. The decrease of $28,512 related primarily to the conversion of convertible notes payable in 2020.

Change in fair value of warrant liability

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded a gain of $1,468,649 related to the change in fair value of the warrant liability compared to $0 for the six months ended June 30, 2020. The increase of $1,468,649 related to the decrease in the fair value of the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded other expense of $354,701 of change in fair value of the earnout cash liability compared to $0 for the six months ended June 30, 2020. The increase of $354,701 related to the increase in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

Change in fair value of embedded put

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $0 of change in fair value of embedded put compared to $27,160 for the six months ended June 30, 2020. The decrease of $27,160 related primarily to the conversion of convertible notes payable in 2020.

Loss on conversion of convertible notes payable

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded $0 of loss on conversion of convertible notes payable compared to $306,641 for the six months ended June 30, 2020. The decrease of $306,641 related to the loss on extinguishment which was recorded upon the conversion of the convertible notes payable in 2020 for the difference between the carrying value of the convertible notes, unamortized debt discount, and the fair value of the embedded put option, and the fair value of common shares issued.

Liquidity and Capital Resources

NRx Pharmaceuticals has generated no revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. From the inception of the ZYESAMI drug development program NRx Pharmaceuticals had funded all operating expenses related to the US development of ZYESAMI and the portion of corporate overhead attributable to that program from the Relief Agreement. The proceeds recorded as “Reimbursement of expenses from Relief Therapeutics” amounted to $771,244 for the six months ended June 30, 2021.

Pursuant to the Relief Agreement, NRx Pharmaceuticals is responsible for not exceeding the Relief Product trial budget of $8.3 million by more than 30% (approximately $10.7 million) for the original sample size of 144 participants (the “Initial Budget”). In October 2020, the study’s Data Safety Monitoring Board and statistical consultant advised NRx Pharmaceuticals to increase the size of the study to at least 200 participants, resulting in an additional $4 million in potential study costs. The Relief Agreement states that costs of drug formulation, manufacture, CMC, stability, etc., are not included within the Initial Budget, however, Relief is required to fund the costs of formulation, stability, and manufacturing at MedisourceRx, Bachem, and Nephron Pharmaceuticals.

The Relief Agreement states that in the event Relief does not approve additional overages to the Initial Budget, NRx Pharmaceuticals shall be free to bring in other parties in order to complete the aviptadil study. The Relief Agreement further provides for Relief to fund the costs associated with the clinical development of the inhaled Relief Product in the United States in reliance upon NRx Pharmaceuticals' agreement to conduct, manage, supervise and oversee its clinical development. Should Relief not fund the costs associated with the clinical development of the inhaled Relief Product in the United States, then NRx Pharmaceuticals shall have the freedom to bring a replacement investor.

Relief has declined to pay approximately $6 million in invoiced costs associated with conduct of the IV trial, reformulation, and manufacture of ZYESAMI incurred subsequent to December 31, 2020.  Relief has additionally declined to fund the costs of the inhaled ZYESAMI product. NRx Pharmaceuticals has initiated the inhaled use clinical trial with other capital.

Reverse Recapitalization Merger

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”) if, prior to December 31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. At June 30, 2021, the fair value of the Earnout Cash liability has been estimated to be $25,874,896. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $253,130,272 with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). The benefit of the contingent right to receive Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Cash for common stockholders is approximately $88,837,121.

In connection with the Merger, a number of subscribers (each, a “Subscriber”) purchased from the Company an aggregate of 1,000,000 shares of Common Stock (the “PIPE”), for a purchase price of $10.00 per share and an aggregate purchase price of $10,000,000 (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into prior to the Closing Date. The Company received $8,100,000 in net proceeds after transaction costs.

NRx Pharmaceuticals expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue from sale or licensing of drug products to support its cost structure. There is no assurance that NRx Pharmaceuticals will achieve profitable operations and if achieved, whether it will be sustained on a continued basis.

NRx Pharmaceuticals intends to fund ongoing activities by raising additional capital through equity or debt financings. There can be no assurance that NRX will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to NRx Pharmaceuticals. If NRx Pharmaceuticals is unable to raise sufficient additional capital, NRx Pharmaceuticals may be compelled to reduce the scope of its operations and planned capital expenditures.

Prior to the Merger, the Company sold 62,366 shares of common stock during the three months ended June 30, 2021 and received gross proceeds of $1,436,274. The Company sold 398,647 shares of common stock during the six months ended June 30, 2021 and received gross proceeds of $8,363,132. In addition, 1,496,216 warrants were exercised generating gross proceeds of $7,500,018.

Subsequent to June 30, 2021, NRx Pharmaceuticals received $9,186,316 from the exercise of the GEM Warrant for the purchase of 1,833,596 shares.  NRx Pharmaceuticals’ research programs beyond 2021 would require additional funding either from sales of product or from external investment.

Until such time as NRx Pharmaceuticals is able to establish a revenue stream from the sale of its therapeutic products, NRx Pharmaceuticals is dependent upon obtaining necessary equity and/or debt financing to continue operations. NRx Pharmaceuticals cannot make any assurances that sales of ZYESAMI will commence in 2021 or that additional financings will be available to it and, if available, on acceptable terms or at all. This could negatively impact NRx Pharmaceuticals' business and operations and could also lead to the reduction of NRx Pharmaceuticals' operations.

Cash Flow Summary for the six months ended June 30, 2021 and 2020

The following table shows a summary of NRx Pharmaceuticals' cash flows for each of the periods shown below:

	Six months ended June 30,
	2021	2020

	(Unaudited)
Net cash used in operating activities	$(14,408,126)	$(728,272)
Net cash used in investing activities	(2,783)	—
Net cash provided by financing activities	25,938,728	846,836
Net increase (decrease) in cash	$11,527,819	$118,564

Operating activities

During the six months ended June 30, 2021, operating activities used $14,408,126 of cash, primarily resulting from a net loss of $41,496,847, reduced by non-cash charges of $24,797,166, including $21,365,641 of non-cash settlement expense related to the GEM Warrant, $4,655,028 of stock-based compensation expense, $354,701 of change in fair value of earnout cash liability, partially offset by $120,810 of gain on the extinguishment of debt, and $1,468,649 of gain from the change in fair value of warrant liability; and a decrease in operating assets and liabilities of $2,558,445.

During the six months ended June 30, 2020, operating activities used $728,272 of cash, primarily resulting from a net loss of $1,487,769, partially reduced by non-cash charges of $559,516, including $306,641 of loss on conversion of notes payable, $26,992 of non-cash interest expense, $182,269 of stock-based compensation expense, and $16,454 of amortization of debt discount.

Investing activities

During the six months ended June 30, 2021, investing activities used $2,783 of cash, primarily resulting from the purchase of computer equipment.

There were no investing activities for the six months ended June 30, 2020.

Financing activities

During the six months ended June 30, 2021, financing activities provided $25,938,728 of cash, primarily resulting from $8,489,082 from the issuance of shares of NRx Pharmaceuticals common stock, $7,500,018 of the issuance of common stock for the partial exercise of the GEM Warrant, and $11,049,628 for the effect of the Merger, net of transaction costs, partially offset by a $1,100,000 repayment of notes payable.

During the six months ended June 30, 2020, financing activities provided $846,836 of cash, primarily resulting from $619,842 of proceeds from notes payable and $226,994 of proceeds from the issuance of shares of NRx Pharmaceuticals common stock.

Contractual Obligations and Commitments

See Note 9, Commitments and Contingencies, of the notes to NRx Pharmaceuticals’ unaudited condensed consolidated financial statements for the three months ended and six months ended June 30, 2021 included elsewhere in this report for further discussion of NRx Pharmaceuticals' commitments and contingencies.

Milestone Payments

Pursuant to the legal settlement with SHMH in September 2018, which included the license of intellectual property rights from SHMH, an ongoing royalty of 1% to 2.5% of NRX-101 gross sales shall be due to SHMH, together with milestone payments of $250,000, upon completion of phase 3 trials and commercial sale of NRX-101. The milestone payments for developmental and commercial milestones range from $100,000 to $750,000. Annual maintenance fees range up to $150,000.

Off-Balance Sheet Arrangements

NRx Pharmaceuticals is not party to any off-balance sheet transactions. NRx Pharmaceuticals has no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Significant Judgments and Estimates

NRx Pharmaceuticals' management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires NRx Pharmaceuticals to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, NRx Pharmaceuticals evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of conversion features of convertible notes and common stock, the valuation of stock options and warrants and the valuation allowance of deferred tax assets resulting from net operating losses. NRx Pharmaceuticals bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx Pharmaceuticals believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NRx Pharmaceuticals defines its critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which NRx Pharmaceuticals applies those principles. While its significant accounting policies are more fully described in Note 2 to its financial statements, NRx Pharmaceuticals believes the following are the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments.

Fair value of common and preferred stock

Prior to the Merger, in order to determine the fair value of shares of its common stock, the Company's board of directors considered, among other things, contemporaneous valuations of its common stock and preferred stock based on arms-length transactions with third party investors. Subsequent to the Merger, the Board determines the fair value of the Common Stock based on the closing market price on the date of grant.

Share-based compensation

Our stock-based awards are classified as equity (stock options and warrants). We recognize related share-based compensation expense based on the grant date fair value of the awards. We estimate the fair value of all stock-based awards using the Black-Scholes-Merton valuation model which requires the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. One of these assumptions include the expected volatility of our stock price. Developing this assumption requires the use of judgment. The Company, both prior to and after the Merger, lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. We also estimate the fair value of our common stock based on third party sales of our common stock

Warrant liability

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

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms .

 (b) Changes in Internal Control Over Financial Reporting

Management has added resources to its accounting department and implemented a number of process changes to improve the overall control environment as a result of being a public company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in various legal actions incidental to our business. As of the date of this report, we are not involved in any legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 (b) Use of Proceeds from Public Offering of Common Stock

On July 12, 2021, our Registration Statement on Form S-1 (File No. 333-257438) was declared effective (“Registration Statement”). We filed the Registration Statement to permit certain holders of the shares of our Common Stock to resell such shares (Selling Securities Holders). We did not receive any proceeds from the sale of shares by the Selling Securityholders.

We also registered the issuance of an aggregate of 3,586,250 shares of our Common Stock upon the exercise of outstanding warrants. We will receive the proceeds from any exercise of warrants for cash. We intend to use the proceeds the exercise of warrants for cash for general corporate, funding of clinical trial programs and working capital purposes.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2021 and 2020 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to Unaudited Financial Statements

+ Filed herewith.

† This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NRX PHARMACEUTICALS INC.

Date: August 16, 2021	By:	/s/ William Fricker
William Fricker
Chief Financial Officer
(Principal Financial and Accounting Officer)