Form 10-Q
period 2021-09-30
NRX Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2021

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

As of November 12, 2021, the registrant had 58,810,338 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$38,883,569	$1,858,513
Account receivable, net of allowance of $257,463 as of December 31, 2020	—	831,390
Prepaid expenses and other current assets	6,350,889	240,352
Total current assets	45,234,458	2,930,255
Other assets	15,921	10,914
Total assets	$45,250,379	$2,941,169
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,559,412	$3,153,310
Accrued and other current liabilities	1,995,961	1,728,483
Accrued clinical site costs	1,154,042	1,547,432
Earnout Cash liability	26,283,238	—
Warrant liabilities	775,263	—
Notes payable and accrued interest	515,059	248,861
Accrued settlement expense	—	39,486,139
Total current liabilities	36,282,975	46,164,225
Notes payable and accrued interest	—	547,827
Total liabilities	$36,282,975	$46,712,052
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 54,810,338 and 42,973,462 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	54,810	42,974
Additional paid-in capital	161,362,260	46,365,863
Accumulated deficit	(152,449,666)	(90,179,720)
Total stockholders’ equity (deficit)	8,967,404	(43,770,883)
Total liabilities and stockholders' equity	$45,250,379	$2,941,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,275,911	$4,331,709	$13,843,895	$6,326,416
General and administrative	13,823,240	3,753,704	28,382,177	4,895,092
Settlement expense	—	—	21,365,641	—
Reimbursement of expenses from Relief Therapeutics	—	(2,936,214)	(771,244)	(4,957,145)
Total operating expenses	20,099,151	5,149,199	62,820,469	6,264,363
Loss from operations	(20,099,151)	(5,149,199)	(62,820,469)	(6,264,363)
Other (income) expenses:
Gain on extinguishment of debt	—	—	(120,810)	—
Interest expense	5,368	12,513	15,656	51,317
Change in fair value of warrant liability	260,238	—	(1,208,412)	—
Change in fair value of Earnout Cash liability	408,342	—	763,043	—
Change in fair value of embedded put	—	—	—	27,160
Loss on conversion of convertible notes payable	—	—	—	306,641
Total other (income) expenses	673,948	12,513	(550,523)	385,118
Loss before tax	(20,773,099)	(5,161,712)	(62,269,946)	(6,649,481)
Provision for income taxes	—	—	—	—
Net loss	(20,773,099)	(5,161,712)	(62,269,946)	(6,649,481)
Deemed dividend - warrants	—	—	(2,691,799)	—
Deemed dividend - Earnout Shares	—	—	(253,130,272)	—
Net loss attributable to common stockholders	$(20,773,099)	$(5,161,712)	$(318,092,017)	$(6,649,481)
Net loss per share:
Basic and diluted	$(0.40)	$(0.15)	$(1.44)	$(0.20)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.40)	$(0.15)	$(7.35)	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	51,739,452	34,139,672	43,290,675	33,799,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A		Series B-1A		Series B-1		Series B-2
	Convertible		Convertible		Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020 (as previously reported)	1,000,000	$1,000	316,848	$317	1,050,695	$1,050	4,167	$4	11,227,676	$11,228	$46,387,649	$(90,179,720)	$(43,778,472)
Retroactive application of reverse recapitalization (Note 4)	(1,000,000)	(1,000)	(316,848)	(317)	(1,050,695)	(1,050)	(4,167)	(4)	31,745,786	31,746	(21,786)	—	7,589
Balance - December 31, 2020 effect of Merger (Note 4)	—	$—	—	$—	—	$—	—	$—	42,973,462	$42,974	$46,365,863	$(90,179,720)	$(43,770,883)
Common stock issued	—	—	—	—	—	—	—	—	333,121	333	6,926,753	—	6,927,086
Proceeds from issuance of common stock for exercise of warrant	—	—	—	—	—	—	—	—	1,496,216	1,496	7,498,522	—	7,500,018
Reclassification of settlement liability upon issuance of warrant	—	—	—	—	—	—	—	—	—	—	60,851,779	—	60,851,779
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	371,698	—	371,698
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,488,874)	(25,488,874)
Balance - March 31, 2021	—	$—	—	$—	—	$—	—	$—	44,802,799	$44,803	$122,014,615	$(115,668,594)	$6,390,824
Common stock issued	—	—	—	—	—	—	—	—	71,056	71	1,562,201	—	1,562,272
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,412,846	—	—	—	—	—	—	—	—	2,529,730	2,530	(26,618,326)	—	(26,615,796)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900,000	—	—	—	—	—	—	—	—	1,000,000	1,000	8,099,000	—	8,100,000
Common stock issued for advisor services	—	—	—	—	—	—	—	—	200,000	200	4,849,800	—	4,850,000
Modification of option awards pursuant to Merger	—	—	—	—	—	—	—	—	—	—	1,014,640	—	1,014,640
Modification of warrants pursuant to Merger	—	—	—	—	—	—	—	—	—	—	2,330,572	—	2,330,572
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	938,118	—	938,118
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,007,973)	(16,007,973)
Balance - June 30, 2021	—	$—	—	$—	—	$—	—	$—	48,603,585	$48,604	$114,190,620	$(131,676,567)	$(17,437,343)
Common stock issued	—	—	—	—	—	—	—	—	511,065	511	1,134,305	—	1,134,816
Common stock and warrants issued in private placement, net of issuance costs of $3,668,737	—	—	—	—	—	—	—	—	2,727,273	2,727	27,355,496	—	27,358,223
Issuance of common stock for exercise of warrants and Unit Purchase Options	—	—	—	—	—	—	—	—	2,334,370	2,334	9,197,137	—	9,199,471
Common stock issued for consulting services	—	—	—	—	—	—	—	—	634,045	634	7,924,877	—	7,925,511
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,559,825	—	1,559,825
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,773,099)	(20,773,099)
Balance - September 30, 2021	—	$—	—	$—	—	$—	—	$—	54,810,338	$54,810	$161,362,260	$(152,449,666)	$8,967,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A		Series B-1A		Series B-1		Series B-2
	Convertible		Convertible		Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019 (as previously reported)	1,000,000	$1,000	316,848	$317	1,050,695	$1,050	—	$—	10,686,191	$10,686	$33,538,813	$(38,402,816)	$(4,850,950)
Retroactive application of reverse recapitalization (Note 4)	(1,000,000)	(1,000)	(316,848)	(317)	(1,050,695)	(1,050)	—	—	30,563,009	30,563	(20,651)	—	7,545
Balance - December 31, 2019, effect of Merger (Note 4)	—	$—	—	$—	—	$—	—	$—	41,249,200	$41,249	$33,518,162	$(38,402,816)	$(4,843,405)
Common stock issued	—	—	—	—	—	—	—	—	50,844	51	176,974	—	177,025
Series B-2 convertible preferred stock issued	—	—	—	—	—	—	—	—	13,168	13	50,000	—	50,013
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	88,803	—	88,803
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,590,056)	(1,590,056)
Balance - March 31, 2020	—	$—	—	$—	—	$—	—	$—	41,313,212	$41,313	$33,833,939	$(39,992,872)	$(6,117,620)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	93,466	—	93,466
Net income	—	—	—	—	—	—	—	—	—	—	—	$102,287	102,287
Balance - June 30, 2020	—	$—	—	$—	—	$—	—	$—	41,313,212	$41,313	$33,927,405	$(39,890,585)	$(5,921,867)
Common stock issued	—	—	—	—	—	—	—	—	292,534	293	1,411,774	—	1,412,067
Common stock issued to settle note conversion	—	—	—	—	—	—	—	—	1,138,199	1,138	3,960,988	—	3,962,126
Warrants issued as compensation for services	—	—	—	—	—	—	—	—	—	—	2,689,684	—	2,689,684
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	190,749	—	190,749
Net income	—	—	—	—	—	—	—	—	—	—	—	$(5,161,712)	(5,161,712)
Balance - September 30, 2020	—	$—	—	$—	—	$—	—	$—	42,743,945	$42,744	$42,180,599	$(45,052,297)	$(2,828,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(62,269,946)	$(6,649,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,605	1,110
Stock-based compensation	6,214,853	373,018
Warrant expense	—	2,689,684
Gain on extinguishment of debt	(120,810)	—
Change in fair value of warrant liabilities	(1,208,412)	—
Change in fair value of Earnout Cash liability	763,043	—
Change in fair value of embedded put	—	27,160
Amortization of debt discount	—	16,475
Non-cash interest expense	15,655	35,198
Non-cash settlement expense	21,365,641	—
Non-cash consulting expense	12,775,511	—
Loss on conversion of notes payable	—	306,641
Changes in operating assets and liabilities:
Accounts receivable	831,390	(1,254,090)
Prepaid expenses and other assets	(6,051,045)	(460,586)
Accounts payable	1,853,855	1,330,175
Accrued expenses and other liabilities	(594,437)	1,726,402
Net cash used in operating activities	(26,423,097)	(1,858,294)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(6,612)	—
Net cash used in investing activities	(6,612)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	629,523
Proceeds from issuance of series B-2 Preferred stock	—	50,004
Proceeds from issuance of common stock and exercise of stock options, net of transaction costs	9,623,899	1,589,103
Proceeds from issuance of common stock for exercise of warrant	16,699,489	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	27,358,223	—
Effect of Merger, net of transaction costs	11,049,628	—
Repayment of notes payable assumed in Merger	(1,100,000)	—
Repayment of notes payable - related party	(176,474)	—
Net cash provided by financing activities	63,454,765	2,268,630

Net increase in cash	37,025,056	410,336
Cash at beginning of period	1,858,513	877,421
Cash at end of period	$38,883,569	$1,287,757
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$60,851,779	$—
Extinguishment of Paycheck Protection Program Loan	120,810	—
Issuance of common stock warrants as offering costs	1,026,957	30,536
Conversion of notes payable into common stock	—	3,655,461

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

The Business

On May 24, 2021 (“Effective Time”), we consummated the business combination (“Merger”) contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated December 13, 2020, by and among our company (formerly known as Big Rock Partners Acquisition Corp. (“BRPA”)), NeuroRx, Inc., a Delaware corporation (“NeuroRx”), Big Rock Merger Corp., a Delaware corporation and wholly-owned, direct subsidiary of BRPA (“Merger Sub”), pursuant to which Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the Merger. As a result of the Merger, and upon consummation of the Merger and other transactions contemplated by the Merger Agreement, NeuroRx became a wholly-owned, direct subsidiary of BRPA. Upon the closing of the Merger, we changed our name to NRX Pharmaceuticals, Inc., with the stockholders of NeuroRx becoming stockholders of NRX Pharmaceuticals. Unless the context suggests otherwises, references to “NRx Pharmaceuticals,” “NeuroRx”, “NRXP,” “we,” or the “Company” refer to NRX Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.

The Company is a clinical-stage pharmaceutical company that develops novel therapeutics for the treatment of central nervous system disorders and both the treatment and prevention of life-threatening pulmonary diseases through its wholly-owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (d-Cyloserine/Lurasidone), for the treatment of suicidal bipolar depression, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the US Food and Drug Administration (FDA). NRX-101 is covered by multiple US and foreign patents, including a recently-issued Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx by Glytech, Inc. On September 18, 2020, the Company entered into a collaboration agreement with Relief Therapeutics Holding AG (“Relief”) for the clinical development and, if approved, the sale of Aviptadil. The collaboration agreement provides for funding by Relief of certain clinical trials, formulation and manufacturing of Aviptadil as well as establishing specified sales territories for each party and share of the profits in those territories. Relief has reimbursed the Company $10.9 million for expenses but has subsequently declined to reimburse the Company for additional costs of the IV clinical trial, formulation and manufacture of Aviptadil (reformulated as ZYESAMI®). Relief has additionally declined to fund the costs of the inhaled ZYESAMI clinical trial. The Company advised Relief that the Company is funding those costs with other capital. See Note 9 “Commitments and Contingencies” for additional Information regarding the Company and Relief. In July 2021 the Company was granted exclusive worldwide development rights to an investigational COVID-19 vaccine called BriLife™ pursuant to a Memorandum of Understanding with the Government of Israel, Ministry of Defense.  The Company is commencing a registration trial of the BriLife vaccine in the nations of Georgia, Ukraine, Israel, and additional countries. The Company expects to enter into a long-term royalty-bearing licensing agreement for the commercialization of the vaccine.

2. Liquidity

As of September 30, 2021, the Company had $38,883,569 in cash. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future, and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations. On August 23, 2021, the Company completed a private placement (the “Private Placement”) and issued 2,727,273 shares of common stock for a purchase price of $11.00 per share and Preferred Investment Options (the “Preferred Investment Options”, and, collectively with the shares of common stock issued under the Private Placement, the “Securities”) to purchase up to an aggregate of 2,727,273 shares of common stock for a purchase price of $12.00. The aggregate gross proceeds to the Company from the Private Placement were approximately $30,000,000, before deducting placement agent fees and other offering expenses. Accordingly, the Company believes that it currently has sufficient funds and, if necessary, the ability to reduce expenditures, to support operations through the next twelve months from the date the condensed consolidated financial statements are issued. The Company cannot make any assurances that additional financings will be available to it and, if available, on acceptable terms or at all. This could negatively impact the Company’s business and operations and could also lead to the reduction of the Company’s operations.

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

Aside from our COVID-19 related trials, as a result of the COVID-19 Outbreak, most of our other trials have been halted. Except as otherwise discussed in the preceding sentence and otherwise in this Quarterly Report on Form 10-Q, there have been no material changes or impact of COVID-19 on our business. However, the full impact of the COVID-19 Outbreak continues to evolve as of the date hereof. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the balance sheet,  statements of operations and cash flows for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Merger was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, BRPA is treated as the “acquired” company and NeuroRx is treated as the acquirer for financial reporting purposes.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Modification of stock options and warrants

A change in any of the terms or conditions of stock options and warrants is accounted for as a modification. Incremental stock-based compensation cost is measured as the excess, if any, of the fair value of the modified option/warrant over the fair value of the original option/warrant immediately before its terms are modified, measured based on the fair value of the ordinary shares and other pertinent factors at the modification date. For vested stock options and warrants to board members, we recognize incremental compensation cost in the period the modification occurs. For unvested stock options, we recognize over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date. If the fair value of the modified option is lower than the fair value of the original option immediately before modification, the minimum compensation cost we recognize is the cost of the original award. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification which may result in a reduction of additional paid-in capital, recognition of costs for services rendered, or recognized as a deemed dividend.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance,

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share excludes, when applicable, the potential impact of stock options, common stock warrant shares, and other dilutive instruments because their effect would be anti-dilutive in the periods in which the Company incurs a net loss.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net earnings (loss) per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	2,388,811	—	2,388,811	1,754,623
Common stock warrants	9,305,790	—	9,305,790	1,690,192
Earnout Shares	22,209,280	—	22,209,280	—
Earnout Shares from exercised Substitute Options and Substitute Warrants	1,229,925	—	1,229,925	—

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. We adopted ASU 2020-06 on January 1, 2021, with no material impact on our financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718) and Derivatives and Hedging - Contracts in an Entity's Own Equity (Subtopic 815-40) - Issuer's Accounting for Certain Modifications or Exchange of Freestanding Equity-Classified Written Call Options, which provides guidance for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. Early adoption is permitted. We adopted ASU 2021-04 on January 1, 2021, with no material impact on our financial statements.

4. Reverse Recapitalization

As discussed in Note 1, on May 24, 2021 (the “Closing Date”), BRPA closed the Merger with NeuroRx, as a result of which NeuroRx became a wholly-owned subsidiary of BRPA. While BRPA was the legal acquirer of NeuroRx in the Merger, for accounting purposes, the Merger is treated as a Reverse Recapitalization, whereby NeuroRx is deemed to be the accounting acquirer, and the historical financial statements of NeuroRx became the historical financial statements of BRPA (renamed NRX Pharmaceuticals, Inc.) upon the closing of the Merger. Under this method of accounting, BRPA is treated as the “acquired” company and NeuroRx is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of NeuroRx issuing stock for the net assets of BRPA, accompanied by a recapitalization. The net assets of BRPA were stated at historical cost, with no goodwill or other intangible assets recorded.

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

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”), of which 935,608 and 1,920,492 are subject to the terms and conditions of the Substitute Options and Substitute Warrants, if, prior to December 31, 2022, the NRX COVID-19 Drug (as defined in the Merger Agreement) receives emergency use authorization by the

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FDA and NeuroRx submits and the FDA files for review a new drug application for the NRX COVID-19 Drug (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NRX COVID-19 Drug and the listing of the NRX COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. The Earnout Cash Milestone was recognized as a contingent liability and measured at an estimated fair value at the Closing Date and will be each period end thereafter until earned or December 31, 2022 (see Note 12). The Earnout Shares Milestone was recognized in equity and, upon closing of the Merger, the estimated fair value of the Earnout Shares was $253,130,272 with such amount recognized as a deemed dividend (see Note 12). The benefit of the contingent right to receive Earnout Shares and Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately 22,209,280 shares and $88,837,121.

In the event that either the Earnout Shares Milestone or the Earnout Cash Milestone does not occur prior to December 31, 2022, each Substitute Option and Substitute Warrant will be adjusted such that the number of shares of Common Stock subject to each adjusted Substitute Option or Substitute Warrant, the exercise price per share of each adjusted Substitute Option or Substitute Warrant and the aggregate intrinsic value of each adjusted Substitute Option or Substitute Warrant will equal the respective number of shares, exercise price per share and aggregate intrinsic value that would have resulted following the adjustment of the applicable underlying option or warrant had the conversion of the legacy NeuroRx option and warrants into the Substitute Options or Substitute Warrants been applied using the Exchange Ratio (3.16:1). If neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurs, each Substitute Option and Substitute Warrant will be adjusted based on the Exchange Ratio. If any Substitute Options or Substitute Warrants are exercised prior to the earlier of (i) the date that both the Earnout Shares Milestone and Earnout Cash Milestone occur and (ii) December 31, 2022, a sufficient number of shares of Common Stock will be held in escrow pending the applicable adjustment to such Substitute Options or Substitute Warrants. Following the determination of that adjustment, NRx Pharmaceuticals will retain any shares forfeited by the option or warrant holder in connection with the adjustment and return any remaining shares to the option or warrant holder.

In connection with the Merger, a number of subscribers (each, a “Subscriber”) purchased from the Company an aggregate of 1,000,000 shares of Common Stock (the “PIPE”), for a purchase price of $10.00 per share and an aggregate purchase price of $10,000,000 (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into prior to the Closing Date.

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021:

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,362,474
Cash - PIPE financing, net of transaction costs	8,100,000
Less: transaction costs and advisory fees allocated to NRXP equity	(1,412,846)
Effect of Merger, net of redemptions and transaction costs	$11,049,628

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2021:

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,362,474
Non-cash net working capital assumed from BRPA	(961,555)
Less: notes payable assumed from BRPA	(1,100,000)
Less: fair value of assumed Placement Warrants	(1,983,674)
Less: fair value of Earnout Cash	(25,520,195)
Less: transaction costs and advisory fees allocated to NRXP equity	(1,412,846)
Effect of Merger, net of redemptions and transaction costs	$(26,615,796)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	552,412
Less: redemption of BRPA shares	(216)
Common stock of BRPA	552,196
BRPA Founder and private shares, net of forfeited shares of 875,216	1,260,284
Shares issued in PIPE Financing	1,000,000
Shares issued for services	200,000
Shares issued pursuant to conversion of Public and Private Rights	717,250
Merger and PIPE financing shares - common stock	3,729,730
NeuroRx shares - common stock (1)	44,873,855
Total shares of common stock immediately after Merger	48,603,585

(1)	The number of NeuroRx common stock was determined from the 14,200,586 shares of NeuroRx common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	September 30, 2021	December 31, 2020
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid insurance	$3,767,488	$49,029
Prepaid manufacturing expenses	1,407,500	—
Prepaid clinical development expenses	720,686	—
Other prepaid expenses	455,215	164,772
Other current assets	—	$26,551
Total prepaid expenses and other current assets	$6,350,889	$240,352

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Accrued and other current liabilities:
Accrued research and development expenses	$625,139	$586,426
Accrued employee expenses	—	530,500
Professional services	685,802	606,553
Accrued insurance expenses	651,835	—
Other accrued expenses	33,185	5,004
Total accrued and other current liabilities	$1,995,961	$1,728,483

7. Convertible Notes Payable

On February 12, 2020, a Qualified Financing Event (as defined below) occurred when the Company received cumulative investment proceeds in excess of $10,000,000 from the sale and issuance of common shares. The fair value of the Company’s common shares was $10.63 per share. The 2017 Notes (as defined below) and the 2018 Notes (as defined below) in the aggregate principal amount of $2,800,000 were converted into 1,005,458 common shares (at the discounted price of $2.78 per share), and the related unpaid and accrued interest totaling $369,660 were also converted into 132,739 common shares of the Company (at the discounted price of $2.78 per share). Additionally, the Company recognized a loss on extinguishment for the difference between the carrying value of the convertible notes, unamortized debt discount, and the value of the embedded put option and the fair value of the common shares of $0 and $306,641 during the three months ended and nine months ended September 30, 2020, respectively. The Company issued the shares of common stock pursuant to this conversion on September 23, 2020.

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

2018 Convertible Notes Payable

On January 5, 2018 and April 25, 2018, the Company issued convertible notes (“2018 Notes”), as amended for aggregate gross proceeds of $300,000. The 2018 Notes accrued interest at a rate of 6% per annum and were due and payable four years from the date of issuance. Upon either a sale of the Company’s assets or all of its capital stock, or a change of control, the principal balance would double and be repaid. Upon closing of a Qualified Financing Event, the outstanding principal balance will be converted into the number of such securities sold at a conversion price equal to 80% of the securities negotiated share price. The January 5, 2018 note for $100,000 was not amended and interest was unpaid, as such, the January 5, 2018 note and related accrued interest were classified as current liabilities. The April 25, 2018 note for $200,000 was amended similar to the 2017 Notes to accrue interest and to be paid at maturity with the principal.

The proceeds received upon issuing the 2017 Notes and the 2018 Notes were first allocated to the fair value of the embedded put with the remainder to the debt host instrument. The Company recognized a loss of $0 and $0 during the

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three months ended September 30, 2021 and 2020, respectively, and $0 and $27,160 during the nine months ended September 30, 2021 and 2020, respectively, due to the estimated increase in fair value of the embedded put.

The discount is amortized to interest expense over the term of the debt. The Company amortized debt discount of $0 to interest expense during the three months ended September 30, 2021 and 2020, and $0 and $16,475 during the nine months ended September 30, 2021 and 2020, respectively. The Company paid no interest during the three months ended and nine months ended September 30, 2021 and 2020.

8. Notes Payable

Relief Therapeutics Loan

On April 6, 2020, the Company entered into a loan agreement with Relief (the “Relief Therapeutics Loan”) in the amount of $500,000. The loan matures on April 6, 2022 and bears interest at 2% per annum payable in arrears.

Paycheck Protection Program Loan

On April 28, 2020, the Company received $119,842 in loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured PPP Loan accrues interest on the outstanding principal at the rate of 1% per annum, and there is a six month deferment period until equal installment payments of $6,744 of principal and interest are due. The term of the PPP Loan is two years. To the extent the loan amount is not forgiven under the PPP Loan, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Loan note, until the maturity date. The PPP Loan amount may be eligible for forgiveness in the event that (1) at least 75% of the PPP Loan proceeds are used to cover payroll costs and the remainder is used for mortgage interest, rent and utility costs over the eight week period after the PPP Loan is made, and (2) the number of employees and compensation levels are generally maintained. Forgiveness of the PPP Loan is dependent on the Company having initially qualified for the PPP Loan and qualifying for the forgiveness of such PPP Loan based on future adherence to the forgiveness criteria. The Company used the entire PPP Loan for qualifying payroll expenses, and filed for loan forgiveness on December 30, 2020.

The Company received full forgiveness of all outstanding principal and accrued and unpaid interest on the PPP Loan as of February 11, 2021. The forgiveness of the PPP Loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of $119,842 and $968, respectively, and the Company recorded a gain on extinguishment totaling $120,810 for the nine months ended September 30, 2021.

Note Payable -- Vendor

On July 1, 2019, the Company converted certain accounts payable into a loan (the “Note Payable — Vendor”) with a vendor in the amount of $154,190. The loan matured on July 1, 2020. The loan bears interest, compounded daily, at 6% annual interest. As of September 30, 2021, the note payable was paid in full.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's outstanding notes payable as of the respective periods.

	September 30,	December 31,
	2021	2020
	(Unaudited)
Relief Therapeutics loan	$500,000	$500,000
Paycheck Protection Program loan	—	119,842
Note payable — vendor	—	154,190
Carrying value of notes payable	500,000	774,032
Accrued interest	15,059	22,656
Note payable	515,059	796,688
Notes payable and accrued interest, current	$515,059	$248,861
Notes payable and accrued interest, non-current	$—	$547,827

9. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended September 30, 2021 and 2020 was $9,162 and $14,174, respectively, and for the nine months ended September 30, 2021 and 2020 was $64,555 and $32,076, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, NRx Pharmaceuticals agreed to sponsor a research study at NJ Health relating to the impact of NRx Pharmaceuticals' Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, NRx Pharmaceuticals has committed to pay NJ Health approximately $399,320. During the three months ended and nine months ended September 30, 2021, NRx Pharmaceuticals paid NJ Health $90,112 and $216,269, respectively, of the total committed amount.

Aviptadil Manufacturing, Production, Supply and Distribution Agreements

On August 25, 2020, the Company and Nephron Pharmaceuticals Corporation (“Nephron”) signed an agreement for the manufacturing of finished pharmaceutical product of Aviptadil intravenous formulation and the development of an inhaled (nebulizer) formulation of Aviptadil. Nephron will serve as the exclusive and primary supplier of the product for both clinical and commercial purposes, supplying 100% of the Company’s annual requirements. The Company has agreed to purchase products from Nephron for a fixed price.

On September 29, 2020, the Company and Cardinal Health signed an exclusive distribution agreement, as well as a 3rd party logistics agreement on October 1, 2020. Cardinal Health will manage warehousing, distribution, invoicing for the potential sale of Aviptadil in the United States and Puerto Rico.

On October 9, 2020, the Company signed an agreement with PolyPeptide Group, North America for the supply of Good Manufacturing Practice (GMP) grade Active Pharmaceutical Ingredient (API) Aviptadil (VIP). This gives NRx Pharmaceuticals a significant reduction in the cost of procuring API. The Company has agreed to purchase a total of $5,255,000 worth of product and services, of which $1,407,500 has been paid for and recorded as a prepaid asset on the Company’s balance sheet as of September 30, 2021.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 4, 2021 the Company and Aerogen Limited (“Aerogen”) signed a supply agreement for the supply of certain products, including the Aerogen Solo Nebulizer System and Aerogen Ultra, solely for the purposes of carrying out clinical trials relating to inhalation delivery of Aviptadil for treatment of pulmonary insufficiency and respiratory distress in COVID-19 patients. Pill Tracker Ltd. (PillTracker) is an agent of the Company per the supply agreement (see Note 14) and is managing the supply agreement at the Company’s request.

On July 1, 2021, NRx Pharmaceuticals and BriLife LLC signed an agreement for a Phase II Inhaled clinical trial of Aviptadil in the nation of Georgia with a total cost of approximately $7,400,000. The contract is cancelable with 60 days’ notice. The Phase II Inhaled clinical trial of Aviptadil in the nation of Georgia has not begun and the Company may decide not to proceed with this trial.

Relief Therapeutics Collaboration Agreement

On September 18, 2020, the Company entered into a collaboration agreement with Relief for the clinical development and, if approved, the sale of Aviptadil. The collaboration agreement provides for funding by Relief of certain clinical trials, formulation and manufacturing of Aviptadil, as well as establishing specified sales territories for each party and share of the profits in those territories for “Product” as defined in the collaboration agreement.  Relief has reimbursed the Company $10.9 million for expenses related to COVID-19 but has subsequently declined to reimburse the Company for additional costs of Research and Development, including the IV clinical trial, the inhaled use trial, formulation and manufacture of ZYESAMI (Aviptadil), statistical analysis, and regulatory filings. The financial statements reflect $13.8 million in unreimbursed Research and Development costs in the nine months ended September 30, 2021, prior to the allocation of corporate overhead. Additional unreimbursed costs were reported for the year ended December 31, 2020. The Company advised Relief that the Company is funding those costs with other capital. On October 6, 2021, Relief filed a lawsuit against the Company and its CEO claiming that the Company failed to honor its obligations under the collaboration agreement. Relief’s complaint seeks several remedies, including damages for alleged breaches of the terms of the collaboration agreement. The Company believes the lawsuit is baseless and without merit. However, the parties to the lawsuit have agreed to engage in an effort to amicably resolve the litigation and have agreed to hold a mediation in early January 2022. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute significant counterclaims against Relief.

Share Subscription Facility Agreement - GEM

NeuroRx previously entered into a share subscription facility agreement (“GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term. Subject to the successful listing of the shares of NeuroRx on an Exchange (any nationally recognized stock exchange or exchange platform in the world on which the Company will list its shares), GEM grants NeuroRx an option to require GEM to subscribe for shares from the Company for up to an aggregate value of approximately $95.6 million. The agreement also included certain provisions which would not meet the U.S. requirements to issue registered shares. If NeuroRx was listed or completes a private transaction which results in a change of control of the Company, NeuroRx would issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the agreement. The reverse merger contemplated by the Merger Agreement would not have resulted in a listing of NeuroRx shares or a change in control.

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

The warrant was issued March 28, 2021, for 3,329,812 shares of NeuroRx common stock at an exercise price of $3.19 per share (the “GEM Warrant”) and the parties agreed that GEM would immediately partially exercise the warrant for the purchase of 1,496,216 shares (“Initial Exercised Shares”) for $7,500,018. The GEM Warrant were valid for a period of

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three years from the date NeuroRx’s stock is listed for trading on a national securities exchange or consummation of a reverse merger transaction of the type contemplated by the Merger Agreement.

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

NeuroRx was required to register the Initial Exercised Shares on (a) the same registration statement on Form S-4 (or such other registration statement, if changed) in connection with the Merger, or (b) such other registration statement in connection with any other transaction which results in a public listing of NeuroRx. In addition, no later than 90 days following the consummation of the Merger, the Company was required to file with the SEC a registration statement to register under the Securities Act the resale by GEM of all shares issuable under the GEM Warrant other than the Initial Exercised Shares, which was filed with the Company's S-1 in July 2021. The GEM Warrant also includes “piggyback” registration rights.

On July 27, 2021, GEM exercised the remaining GEM Warrant for the purchase of 1,833,596 shares (adjusted for the Merger, discussed in Note 10) for gross proceeds to the Company of $9,186,316 and the GEM Warrant was extinguished.

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

The Company sold 3,238,338 and 3,642,515 shares of common stock during the three and nine months ended September 30, 2021, respectively, generating gross proceeds of $31,134,816 and $39,624,175, respectively. Of the 511,065 shares of common stock issued for the exercise of stock options, 185,472 shares of common stock are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied. There are 1,044,453 shares of common stock issued pursuant to the GEM warrants which are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied.

The Company issued 2,334,370 and 3,830,586 shares of common stock pursuant to warrants and Unit Purchase Options exercised during the three and nine months ended September 30, 2021, and received gross proceeds from the warrant exercise of $9,199,471 and $16,699,489, repectively. The Company issued 634,045 and 834,045 shares of common stock for consulting services during the three and nine months ended September 30, 2021, and recognized non-cash consulting expense in general and administrative expenses of $7,925,511 and $12,775,511, respectively.

The Company sold 292,534 and 343,378 shares of common stock during the three and nine months ended September 30, 2020, and received gross proceeds of $1,412,067 and $1,589,092, respectively.

The Company issued 1,138,199 shares of common stock to settle the notes conversion during the three and nine months ended September 30, 2020 and recorded a loss of $306,641.

Pursuant to the Merger Agreement, BRPA and EarlyBirdCapital, Inc., the representative of the underwriters of BRPA’s initial public offering (“EBC”), entered into an amendment (“BCMA Amendment Agreement”) to the Business

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Combination Marketing Agreement, dated as of November 20, 2017 (“BCMA”), by and between BRPA and EBC. The BCMA Amendment Agreement provided that, in lieu of the cash fee payable to EBC pursuant to the BCMA, BRPA will issue to EBC at the Effective Time an aggregate of 200,000 shares of Common Stock and the BCMA (as amended by the BCMA Amendment Agreement) will terminate immediately following the Effective Time. The Company recognized the fair value of the 200,000 shares of Common Stock issued pursuant to the BCMA of $4,850,000 within general and administrative in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. Refer to Note 12 for discussion of fair value measurement of the warrant liabilities.

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

Common Stock Warrants

On March 28, 2021, NeuroRx issued 3,329,812 fully vested common stock warrants, exercisable at a per share price of $3.19 until they expire on March 27, 2024 to GEM (See Note 8). The fair value on the date of issuance was $60,851,779. Upon issuance, 1,496,216 warrants were immediately exercised generating gross proceeds of $7,500,018. On July 27, 2021, GEM exercised the remaining GEM Warrant for the purchase of 1,833,596 shares for gross proceeds of $9,186,316 and the GEM Warrant was extinguished.

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

Upon the closing of the Merger, the outstanding and unexercised NeuroRx warrants became warrants to purchase an aggregate 4,909,066 shares of the Company’s common stock with an average exercise price of $2.45 per share. The Company accounted for the Substitute Warrants as a modification of the existing warrants.  Incremental fair value, measured as the excess, if any, of the fair value of the modified warrants over the fair value of the original warrants immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent factors at the modification date. The fair value of the original NeuroRx warrants and Substitute Warrants was determined using the Black-Scholes option-pricing model with the following assumptions for each:

	Original Warrants	Substitute Warrants
Strike price	$7.58-$15.84	$1.53-$3.19
Volatility rate	80.0%	80.0%
Risk-free rate	0.03%-0.32%	0.03%-0.32%
Expected term	0.57-4.42	0.57-4.42
Dividend yield	—	—

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718 and were fully vested at the Effective Date. Further, the Substitute Warrants were determined to contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at September 30, 2021. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Warrants subject to

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met. The Company recognized incremental compensation on the modification date totaling $2,330,572 which was recognized in General and administrative in the Unaudited Condensed Consolidated Statements of Operations for nine months ended September 30, 2021. Unamortized compensation costs related to performance-based vesting conditions of the Substitute Warrants as of the modification date was $23,760,993.

With respect to the remaining outstanding warrants, the incremental fair value of the Substitute Warrants of $2,691,799 was recognized as a deemed dividend as the Company concluded there is a transfer of value from the common shareholders to the holders of the Substitute Warrants as the change in the number of underlying shares and the decreased exercise price would result in the common shareholders becoming more diluted if and when the Substitute Warrants are converted. As the Company is in an accumulated deficit position as of the modification date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). Further, in the event the Earnout Shares Milestone and Earnout Cash Milestones are met, the Company will recognize an additional deemed dividend of $24,379,657 and $3,068,732, respectively, if and when such conditions are met.

Assumed Public Warrants

Prior to the Merger, the Company had outstanding 3,450,000 Public Warrants. Each Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants became exercisable at the Effective Time and expire five years after the Effective Time or earlier upon redemption or liquidation.

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

During the three months ended September 30, 2021, 1,144 Public Warrants were exercised for gross proceeds of $13,156.

Assumed Placement Warrants

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Placement Warrants as derivative liabilities in its Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company recognized a loss on the change in fair value of the Placement Warrants for the three months ended September 30, 2021 and 2020 of $260,238 and $0, respectively. The Company recognized a gain on the change in fair value for the nine months ended September 30, 2021 and 2020 of $1,208,412 and $0, respectively. Refer to Note 12 for discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Total Warrants	Term	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2020 (as previously reported)	620,055	11.08	$14.61	$22,127,594
Retroactive application of reverse recapitalization (Note 4)	2,455,415	—	(13.53)	—
Outstanding as of December 31, 2020, effect of Merger (Note 4)	3,075,470	4.34	1.09	150,955,963
Issued	3,329,812	3.00	3.19	111,082,528
Exercised	(1,496,216)	—	(3.19)	(49,913,766)
Outstanding as of March 31, 2021	4,909,066	3.74	$1.78	$244,574,345
Issued	3,586,250	5.00	11.50	45,724,688
Outstanding as of June 30, 2021	8,495,316	4.09	$6.63	$42,385,824
Issued	2,863,637	3.00	12.08	4,858,637
Exercised	(1,834,740)	—	(3.19)	(17,498,538)
Forfeited	(218,423)	—	(1.53)	(1,500,566)
Outstanding as of September 30, 2021	9,305,790	3.87	$9.09	$17,770,340

Assumed Unit Purchase Options

Prior to the Merger, the Company had outstanding options to purchase up to 600,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $6,000,000) commencing at the Effective Time. Each Unit consists of one share of Common Stock, one Public Right and one-half of one Public Warrant. Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon exercise of the Units. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from November 20, 2017. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the Company's registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2021, the outstanding 600,000 Units were converted on a cashless basis into 499,630 shares of the Company’s common stock.

Conversion of Rights

Prior to the Merger, the Company had outstanding 6,900,000 and 272,500 Public Rights and Placement Rights, respectively. At the Effective Time, each holder of a right received one-tenth (1/10) of one share of Common Stock at the Effective Time, even if the holder of such right redeemed all shares held by it in connection with the Merger, resulting in the issuance of 717,250 shares of Common Stock to holders of such rights. No fractional shares were issued upon conversion of the rights. No additional consideration was paid at the Effective Time, as the consideration related thereto had been included in the original unit purchase price paid for by investors in the Company's Initial Public Offering or the concurrent private placement, as applicable.

August 2021 Private Placement

On August 23, 2021, the Company completed a Private Placement and issued 2,727,273 shares of common stock for a purchase price of $11.00 per share and the Preferred Investment Options (warrants) to purchase up to an aggregate of 2,727,273 shares of common stock for a purchase price of $12.00 per share until they expire on August 23, 2024. The aggregate gross proceeds to the Company from the Private Placement were approximately $30.0 million, before deducting placement agent fees and other offering expenses.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the Securities. The Company’s registration statement on Form S-1 to register the Securities became effective on September 15, 2021.

Transaction costs incurred related to the Private Placement include the following: (i) placement fees of $2,250,000 (ii) issuance of Preferred Investment Options to the placement agent to purchase up to an aggregate of 136,364 shares with an exercise price of $13.75 per share and a three year term with a fair value of $1,026,957, and (iii) legal, professional and printing fees of $391,781.

Preferred Investment Options (included in above warrants table)

The form of the Preferred Investment Option is a warrant. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $13.78, exercise price of $12.00, term of three years, volatility of 85.9%, risk-free rate of 0.43%, and expected dividend rate of 0%). The grant date fair value of these Preferred Investment Options was estimated to be $21,695,457 on August 23, 2021 and is reflected within additional paid-in capital as of September 30, 2021.

As noted above, the Company issued fully vested Preferred Investment Options to the placement agent with an exercise price of $13.75. As these Preferred Investment Options were issued for services provided in facilitating the Private Placement, the Company recorded the fair value of such Preferred Investment Options as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $13.78, exercise price of $13.75, term of three years, volatility of 85.9%, risk-free rate of 0.43%, and expected dividend rate of 0%).

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Merger, each option of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share (the “Substitute Options”), based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Substitute Option will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx option multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Option will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 4, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise would be held back pending the outcome of the contingencies and only released if such are achieved. The percentage of total shares of Common Stock subject to each Substitute Option that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx option that is vested immediately prior to the Effective Time.

In the event that either the Earnout Shares Milestone or the Earnout Cash Milestone does not occur prior to December 31, 2022, each Substitute Option will be adjusted such that the number of shares of Common Stock subject to each adjusted Substitute Option, the exercise price per share of each adjusted Substitute Option and the aggregate intrinsic value of each adjusted Substitute Option will equal the respective number of shares, exercise price per share and aggregate intrinsic value that would have resulted following the adjustment of the applicable underlying Substitute Option had the conversion of NeuroRx options into the Substitute Options been applied using the Exchange Ratio as adjusted accordingly to reflect the impact of the respective milestone not being met. If neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurs, each Substitute Option will be adjusted based on the Exchange Ratio.

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

Upon the closing of the Merger, the outstanding and unexercised NeuroRx stock options became options to purchase an aggregate 2,895,423 shares of the Company’s Common Stock at an average exercise price of $5.10 per share. The Company accounted for the Substitute Options as a modification of the existing options. Incremental compensation costs, measured as the excess, if any, of the fair value of the modified options over the fair value of the original options immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent factors at the modification date. The fair value of the original NeuroRx options and Substitute Options was determined using the Black-Scholes option-pricing model with the following assumptions for each:

	Original Options	Substitute Options
Strike price	$1.00-$72.30	$0.20-$14.58
Volatility rate	80.0%	80.0%
Risk-free rate	0.07%-0.79%	0.07%-0.79%
Expected term	0.18-5.99	0.18-5.99
Dividend yield	—	—

The Substitute Options contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Mileston and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Mileston or Earnout Shares Milestone would be met on the Effective Date and at September 30, 2021. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Options subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For vested Substitute Options, the Company recognized incremental compensation on the modification date totaling $1,014,640 of which $993,500 and $21,140 was recognized in General and Administrative and Research and Development, respectively, in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. For unvested Substitute Options, the Company will recognize incremental compensation over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date, taking into consideration the probability of the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone. Incremental compensation costs related to unvested Substitute Options as of the modification date was $25,877,473.

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of September 30, 2021, 5,373,049 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of Common Stock subject to stock options, restricted stock awards or other awards that were assumed in the Merger and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2021 Plan equal to 5,373,049 shares of Common Stock. The Substitute Options do not reduce the number of shares authorized for grant under the 2021 Plan. As of September 30, 2021, 732,460 shares have been awarded and 4,640,589 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

Option Awards

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company is a public company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Additionally, certain options granted contain terms that require all unvested options to immediately vest a) upon the approval of a New Drug Application (NDA) by the FDA for NRX-101, or b) immediately preceding a change in control of the Company, whichever occurs first.

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The following assumptions were used during the following periods:

	September 30, 2021	December 31, 2020
Exercise price	$10.03-$23.41	$2.22-$3.07
Risk-free rate of interest	0.69%-1.24%	0.79%
Expected term (years)	5.25-6.5	4.69-5.9
Expected stock price volatility	80.0%-85.9%	80.0%
Dividend yield	—	—

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	term (years)	value
Outstanding as of December 31, 2020 (as previously reported)	486,755	$10.79	8.8	$19,571,655
Retroactive application of reverse recapitalization	1,927,548	(8.62)	—
Outstanding as of December 31, 2020, effect of Merger	2,414,303	$2.17	8.2	$53,659,966
Options granted	210,800	11.69	9.8	3,825,276
Forfeited	(198,400)	(2.22)	—	(6,587,328)
Outstanding as of March 31, 2021	2,426,703	$14.58	8.7	$30,388,510
Options granted	587,030	14.94	9.9	—
Forfeited	(89,280)	(7.86)	—	(339,082)
Exercised	(4,960)	(3.07)	—	(42,385)
Outstanding as of June 30, 2021	2,919,493	$5.25	9.0	$20,558,299
Options granted	82,890	13.68	9.9	—
Forfeited	(102,507)	(3.07)	—	(635,543)
Exercised	(511,065)	(2.22)	—	(3,602,645)
Outstanding as of September 30, 2021	2,388,811	$6.04	8.1	$12,447,723
Options vested and exercisable as of September 30, 2021	1,250,340	$1.86	6.2	$9,418,169

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and nine months ended September 30, 2021, respectively was $9.80 and $16.53. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and nine months ended September 30, 2020, respectively was $11.62 and $4.44. At September 30, 2021, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, including unrecognized compensation costs related to Substitute Options of $25,877,473, was $32,644,383, of which the Company expects to recognize $8,152,105 over a weighted-average period of approximately 1.23 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense
General and administrative	$1,340,023	$64,604	$5,778,606	$182,073
Regulatory and process development	219,802	126,146	436,247	190,945
Total stock-based compensation expense	$1,559,825	$190,750	$6,214,853	$373,018

12. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2021 and the year ended December 31, 2020. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model during the nine months ended September 30, 2021 and the year ended December 31, 2020. The carrying value of notes payable approximated the estimated fair values due to their recent issuances.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and Earnout Cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Liabilities:
Warrant liabilities (Note 10)	3	$775,263	$—
Earnout Cash liability (Note 4)	3	$26,283,238	$—

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

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liability that are categorized within Level 3 of the fair value hierarchy are as follows:

	September 30, 2021	At Effective Time
Stock price on valuation date	$9.27	$11.62
Exercise price per share	$11.50	$11.50
Expected life	4.65	4.9
Volatility	85.9%	35.7%
Risk-free rate	0.9%	0.85%
Dividend yield	—%	—%
Fair value of warrants	$5.69	$3.78

A reconciliation of warrant liabilities is included below:

Fair Value
Balance as of December 31, 2020	$—
Additions pursuant to Merger	1,983,674
Gain upon re-measurement	(1,468,649)
Balance as of June 30, 2021	515,025
Loss upon re-measurement	260,238
Balance as of September 30, 2021	$775,263

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market, including the probability of achievement, and thus

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

represents a Level 3 fair value measurement as defined in ASC 820. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations.

A reconciliation of the Earnout Cash liability is included below:

Fair Value
Balance as of December 31, 2020	$—
Additions pursuant to Merger	25,520,195
Loss upon re-measurement	354,701
Balance as of June 30, 2021	25,874,896
Loss upon re-measurement	408,342
Balance as of September 30, 2021	$26,283,238

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

13. Income Taxes

The Company recorded no provision or benefit for income tax expense for the nine months ended September 30, 2021.

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

On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2021. The Company continues to monitor any effects on its financial statements that may result from the CARES Act. Upon consummation of the Merger, a change in control was deemed to have occurred and the Company's net operating loss carrybacks could be subject to limitations.

The Company has no open tax audits with any taxing authority as of September 30, 2021.

14. Related Party Transactions

All related party transactions are governed by and implemented in accordance with the Company’s Related Person Transactions Policy which relates to the review, approval, ratification and disclosure of transactions or arrangements

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

between the Company and its directors, executive officers and other related persons, All Related Person Transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval.

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former Director of the Company, and therefore, a related party. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the three months ended September 30, 2021 and 2020 the Company paid a co-founder $0 and $0, respectively, and during the nine months ended September 30, 2021 and 2020, $125,000 and $82,569, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to NRx Pharmaceuticals. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that NRx Pharmaceuticals considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. The Excluded Technology will transfer to the Company for no additional consideration if aggregate the value of NRx Pharmaceuticals equity held by Glytech exceeds $50,000,000 on any date prior to August 6, 2022, based on the average daily value of the equity held by Glytech during a period of 20 consecutive days prior to such date. The Company believes the criteria have been met pending the registration of Glytech shares.

The CEO of the Company is a major shareholder in the Company. Therefore, his services are deemed to be a related party transaction. He serves the company on a full-time basis and has an employment agreement with the Company and received compensation of $68,750 and $128,750 during the three months ended September 30, 2021 and 2020, respectively, and $355,000 and $250,625 during the nine months ended September 30, 2021 and 2020, respectively. The services are ongoing.

Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s Chief Commercial Officer, who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $28,580 and $19,585 during the three months ended September 30, 2021 and 2020, respectively, and $58,320 and $60,355 during the nine months ended September 30, 2021 and 2020, respectively.

In addition, the Company pays PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. FDA guidance recommends such solutions and the FDA specifically directed the Company to implement a digital health tracking solution. Zachary Javitt and Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. As PillTracker is a Related Person, all PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy.

On July 26, 2021, the Company and PillTracker entered into a statement of work (“SOW”) under the Master Service Agreement dated April 1, 2020 (“MSA”). Under this SOW, PillTracker provides support for the inhaled ZYESAMI Phase 2/3 clinical trials by monitoring SP02 and Heart Rate in patients in a sub-study of the AVICOVID-2 clinical trial in the U.S. to determine the physiological effects of ZYESAMI vs. a placebo. PillTracker’s responsibilities include set-up, patient monitoring, and the provision of tablets and other necessary hardware. The total cost under the SOW is $157,110.

NRx Pharmaceuticals paid PillTracker $289,308 and $118,642 during the three months ended September 30, 2021 and 2020, respectively, and $685,066 and $118,642 during the nine months ended September 30, 2021 and 2020, respectively.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in accounts payable were $138,501 and $149,067 due to the above related parties as of September 30, 2021 and December 31, 2020, respectively.

15. Subsequent Events

VaccineCo Agreement and Issuance of Additional Shares

On October 15, 2021, the Company entered into a Shareholder Agreement (“Agreement”) with Shimshon Hen and David Sepiashvili, each an Israeli citizen (collectively, the “Shareholders”) which sets out the framework for the establishment of a new joint venture between the Company and the Shareholders (“VaccineCo”) that will be responsible for the development and commercialization of the BriLifeTM vaccine (the “Vaccine”). The Agreement provides that the Company will hold 60% of the equity interest in VaccineCo with the Shareholders holding the remaining 40%. VaccineCo is expected to have a four-member board of directors (the “Board”), and the Company and the Shareholders will each be entitled to appoint two members to the Board. All financial decisions of the Board will require the consent of 75% of its members. Among others, the Agreement requires the Shareholders to:

–	take any and all necessary actions to support the negotiation and execution of an exclusive license agreement to the Company and/or VaccineCo for the development and marketing of the Vaccine;
–	assist in obtaining all permits, licenses and approvals from all local, regional and national governmental departments and other regulatory health authorities, including the European Medicines Agency and the World Health Organization, as applicable, which are necessary for the Company and/or VaccineCo to advance the current clinical trials of the Vaccine in the nation of Georgia and to commence clinical trials of the Vaccine in Ukraine and such other countries as the parties shall agree;
–	assist the Company and/or VaccineCo in furthering, organizing and/or commencing clinical trials of the Vaccine in each of the above mentioned countries;
–	market and sell the Vaccine, once approved, in all countries of the Caucasus region, Russia, Peru, and such other countries as the parties shall agree; and
–	pay 40% of all costs of developing, marketing, and selling the Vaccine.

In consideration for the Shareholders’ commencement of work under the Agreement, the Agreement provides that the Company will grant the Shareholders 4,000,000 shares of the Company’s Common Stock. On October 20, 2021, the Shares were issued by the Company to the Shareholders under the Company’s 2021 Omnibus Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of NRx Pharmaceuticals’ financial condition and plan of operations together with NRx Pharmaceuticals' unaudited, condensed consolidated financial statements and the related notes appearing elsewhere herein. In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. NRx Pharmaceuticals’ actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere herein. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

On May 24, 2021, Big Rock Partners Acquisition Group ("BRPA"), a special purpose acquisition company, consummated the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with NeuroRx, Inc., a Delaware corporation (“NeuroRx”), and Big Rock Merger Corp., a Delaware corporation and wholly-owned, direct subsidiary of BRPA (“Merger Sub”). Pursuant to the Merger Agreement, on May 24, 2021 (the “Closing Date”), which has been accounted for as a reverse recapitalization, Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the merger (“Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, BRPA changed its name to NRX Pharmaceuticals, Inc. Unless the context suggests otherwises, references to “NRx Pharmaceuticals,” “NeuroRx”, “NRXP,” “we,” or the “Company” refer to NRX Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.

NRx Pharmaceuticals is a clinical stage pharmaceutical company that is developing NRX-101, the first investigational oral therapeutic for the treatment of Acute Suicidal Behavior/Ideation (ASIB) in Bipolar Disorder and Aviptadil (reformulated as ZYESAMI®), an investigational intravenous and inhaled drug to treat respiratory failure in COVID-19.

The NRx Pharmaceuticals Antidepressant Regime was developed based upon 30 years of basic science and clinical expertise contributed by Prof. Daniel Javitt, PhD, MD, related to the role of the brain’s N-methyl-D-aspartate (NMDA) receptor in regulating human thought processes in general and in regulating depression and suicidality. The NRx Pharmaceuticals Antidepressant Regime begins with a single dose of ketamine, an FDA approved anesthetic, followed by approximately six weeks of daily oral NRX-101. NRX-101 is being developed and investigated as a rapid-onset and sustained treatment for acute suicidal crisis associated with bipolar depression. NRX-101 combines DCS, a NMDA receptor modulator, and lurasidone, a 5-HT2a receptor antagonist.

NRX-101 has been awarded Fast Track designation, Breakthrough Therapy designation, and a Special Protocol Agreement by the FDA. Peer-reviewed and published results from multiple Phase II clinical studies demonstrate a significant decline in symptoms of depression and suicidality following administration of DCS. Findings from one of these studies found that bipolar patients who were already receiving a 5-HT2a antagonist demonstrated more than a 50% reduction in symptoms of depression and a 75% reduction in suicidal ideation when ketamine and DCS were added to their treatment regimen. Side effects for patients in a Phase 2a combination study of DCS and 5HT2a included mild sedation, headaches and hypomania. Breakthrough Therapy designation was awarded based on the STABIL-B study (www.clinicaltrials.gov NCT02974010) that demonstrated a statistically significant advantage of NRX-101 vs. lurasidone (the current standard of care) in maintaining remission from depression and suicidality following a single stabilizing dose of ketamine.

In March 2020, the Company initiated development of RLF-100 ZYESAMI in partnership with Relief Therapeutics through a collaboration agreement (“Relief Agreement”). ZYESAMI is based on 50 years of research, pioneered by Professor Sami Said, on the role of Vasoactive Intestinal Peptide in preventing and treating acute lung injury by protecting the Type II cell in the lung. The rights to Dr. Said’s scientific work are licensed by the Company from the Research Foundation of the State University of New York.

On September 18, 2020, the Company entered into a collaboration agreement with Relief for the clinical development and, if approved, the sale of Aviptadil. The collaboration agreement provides for funding by Relief of certain clinical trials, formulation and manufacturing of Aviptadil as well as establishing specified sales territories for each party and share of the profits in those territories for “Product” as defined in the collaboration agreement. Relief has reimbursed the Company approximately $10.9 million for expenses but has subsequently declined to reimburse the Company for additional costs of the IV clinical trial, the inhaled use trial, formulation and manufacture of ZYESAMI, statistical analysis, and regulatory filings. The financial statements reflect $13.8 million in unreimbursed Research and Development costs in the nine months ended September 30, 2021, prior to the allocation of corporate overhead. Additional unreimbursed costs were reported for the year ended December 31, 2020. The Company advised Relief that the Company is funding those costs with other capital. On October 6, 2021, Relief filed a lawsuit against the Company. See Contractual Obligations and Commitments below.

In an open-label, single center trial at Houston Methodist Hospital, ZYESAMI demonstrated a statistically significant 9-fold advantage in probability of survival and recovery from respiratory failure compared to the standard of care among patients with COVID-19 Respiratory Failure.

On June 1, 2021, NRx Pharmaceuticals reported phase IIb/III study results of ZYESAMI in patients with respiratory failure due to critical COVID-19. The study failed to meet its primary endpoint of being alive and free of respiratory failure at day 60 without controlling for ventilation status or site of care (i.e. tertiary care hospital vs. community hospital), but did demonstrate a statistically significant increase in the likelihood that patients treated with ZYESAMI would be alive and free of respiratory failure at 60 days, compared to those treated with placebo when controlling for ventilation status and site of care. The clinical study did demonstrate a 2-fold, statistically-significant increased odds of surviving COVID-19 respiratory failture across all patients and sites of care when controlling for baseline severity of COVID-19 in each patient. This survival endpoint was a declared secondary endpoint of the clinical trial.

In November 2021, the FDA declined the Company’s application for Emergency Use Authorization for ZYESAMI. The Company continues to provide the FDA with new data from ongoing trials as such data become available and the FDA has stated that it remains committed to working with the Company on the development of ZYESAMI.

The Company expects to file a new drug application (NDA) based on the recently completed Phase 2b/3 clinical trial and additional clinical trials currently underway, including the National Institutes of Health ACTIV3b/TESICO trial (NCT 04843761). The Company plans to file for accelerated approval of ZYESAMI based on the IL-6 and RDR data in the two clinical studies. If granted approval, ZYESAMI would be the first medicine in the United States indicated specifically for patients suffering from critical COVID-19 with respiratory failure.

In July 2021, the nation of Georgia issued an emergency use authorization (EUA) for intravenous ZYESAMI (Aviptadil) for the treatment of critical COVID-19. Pursuant to this EUA, the Company has sent a team of physicians to Georgia to train local doctors to appropriately administer ZYESAMI and the effects of the medicine. The supply of intravenous doses by the Company is being discussed with the Georgia Ministry of Health and with the Ministries of Health of other nations in the Caucasus region.

On October 8, 2021, the Company submitted an updated manufacturing module to its FDA Investigational New Drug file documenting this change in manufacture and stability. On November 8, 2021, the FDA communicated with the Company that the manufacturing update had been reviewed and that no “clinical hold” items had been identified (this is the regulatory language that allows an investigational product to be given to patients). The Company initiated a parallel manufacturing process to conform to EU and UK standards. In October 2021, the Company announced that a European Qualified Person audit was conducted and no major deficiencies were identified, thus clearing ZYESAMI’s use in EU investigational programs.

Although the initial focus has been on the use of intravenous ZYESAMI, the Company has received permission from the FDA to test inhaled ZYESAMI in a phase 2/3 clinical trial for patients with early COVID-19 disease. The Company believes that the inhaled medicine will be more convenient for patients to self-administer than the intravenous drug, provided patients are still able to inhale normally and do not have inflammatory debris clogging the alveoli. This clinical trial commenced in January 2021 and is expected to conclude in the first half of 2022.

On July 11, 2021, the Company signed a Memorandum of Understanding (MoU) with the Government of Israel. The MoU allows for the Company to hold an exclusive, worldwide license to develop the BriLifeTM vaccine, a novel COVID-19 vaccine developed by the Israel Institute for Biological Research (IIBR). The vaccine is a self-propagating live virus vaccine based on World Health Organization sponsored research that resulted in the development of a successful vaccine against Ebola. The vaccine has demonstrated a statistically significant increase in COVID-neutralizing antibody (a sign of immunity to SARS-CoV-2) compared to placebo in phase 2a trials conducted in Israel. The vaccine has further shown indications of neutralizing antibody against variants of concern, including the Delta variant of the SARS-CoV-2 virus in early human and preclinical studies. The Company is commencing a registration trial of the vaccine in the nations of Georgia, Ukraine, Israel and additional countries. The IIBR will provide technical assistance for the clinical trial.

The Company has contracted with a GMP Viral Vector manufacturing partner to scale up the vaccine manufacturing. If the BriLife clinical trials are successful, and subject to the negotiation of definitive licensing agreements with the IIBR, the Company would have an exclusive license to commercialize the vaccine in exchange for agreed upon milestone and royalty payments.

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended September 30, 2021 and 2020, NRx Pharmaceuticals’ net loss was $20,773,099 and $5,161,712, respectively. For the nine months ended September 30, 2021 and 2020, NRx Pharmaceuticals’ net loss was $62,269,946 and $6,649,481, respectively. As of September 30, 2021, NRx Pharmaceuticals had an accumulated deficit of $152,449,666.

COVID-19 Outbreak

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. Aside from our COVID-19 related trials, as a result of the COVID-19 Outbreak most of our other trials have been halted. Except as otherwise discussed in the preceding sentence and otherwise in this Quarterly Report on Form 10-Q, there have been no material changes or impact of COVID-19 on our business. However, the full impact of the COVID-19 Outbreak continues to evolve as of the date hereof. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce.

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

Settlement Expense

Settlement expense consists primarily of settlement expenses related to the GEM Warrant. See Note 9 “Commitments and Contingencies – Share Subscription Facility Agreement – GEM” of the notes to the Company’s unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief consists primarily of reimbursable expenses as part of the Relief Agreement.

Results of operations for the three months ended September 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods:

	Three months ended September 30,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$6,275,911	$4,331,709	$1,944,202	45%
General and administrative	13,823,240	3,753,704	$10,069,536	268%
Reimbursement of expenses from Relief Therapeutics	—	(2,936,214)	$2,936,214	(100)%
Total operating expenses	20,099,151	5,149,199	$14,949,952	290%
Loss from operations	(20,099,151)	(5,149,199)	$(14,949,952)	(290)%

Other (income) expenses:
Interest expense	5,368	12,513	$(7,145)	(57)%
Change in fair value of warrant liability	260,238	—	$260,238	100%
Change in fair value of Earnout Cash liability	408,342	—	$408,342	100%
Total other (income) expenses	673,948	12,513	$661,435	(5,286)%
Loss before tax	(20,773,099)	(5,161,712)	$(15,611,387)	(302)%
Net loss	$(20,773,099)	$(5,161,712)	$(15,611,387)	(302)%

Operating expenses

Research and development expenses

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded $6,275,911 of research and development expenses compared to $4,331,709 for the three months ended September 30, 2020. The increase of $1,944,202 related primarily to an increase of $1,278,166 in clinical trials and development expenses related to ZYESAMI (Aviptadil), an increase of $569,804 in other regulatory and process development expenses in, and an increase of $93,656 in stock-based compensation expense. The $6,275,911 and $4,331,709 of research and development expenses for the three months ended September 30, 2021 and 2020, respectively, include $219,802 and $126,146, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded $13,823,240 of general and administrative expenses compared to $3,753,704 for the three months ended September 30, 2020. The increase of $10,069,536 related primarily to $8,619,077 of consultant fees of which $7,925,511 relates to non-cash consulting fees paid in common stock, an increase of $1,275,419 in stock-based compensation expense, an increase of $1,618,271 in insurance expense, and an increase of $891,301 in other general and administrative expenses. The increase is partially offset by a decrease of $2,689,684 for warrant expense for warrants issued to board members for services. The $13,823,240 and $3,753,704 of general and administrative expenses for the three months ended September 30, 2021 and 2020, respectively, include $9,265,534 and $2,754,288, respectively, of non-cash stock based compensation, consulting fees and warrant expense.

Reimbursement of expenses from Relief Therapeutics

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded $0 of reimbursement of expenses from Relief compared to $2,936,214 of reimbursement of expenses from Relief for the three months ended September 30, 2020.

Other (income) expenses

Interest expense

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded $5,368 of interest expense compared to $12,513 for the three months ended September 30, 2020. The decrease of $7,145 related primarily to the accrued interest for outstanding notes during the period.

Change in fair value of warrant liability

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded a loss of $260,238 related to the change in fair value of the warrant liability compared to $0 for the three months ended September 30, 2020. The decrease of $260,238 related to the increase in the fair value of the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded a loss of $408,342 related to the change in fair value of the Earnout Cash liability compared to $0 for the three months ended September 30, 2020. The loss related to the increase in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

Results of operations for the nine months ended September 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals' selected statements of operations data for the following periods:

	Nine months ended September 30,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$13,843,895	$6,326,416	$7,517,479	119%
General and administrative	28,382,177	4,895,092	$23,487,085	480%
Settlement expense	21,365,641	—	$21,365,641	100%
Reimbursement of expenses from Relief Therapeutics	(771,244)	(4,957,145)	$4,185,901	(84)%
Total operating expenses	62,820,469	6,264,363	$56,556,106	903%
Loss from operations	$(62,820,469)	$(6,264,363)	$(56,556,106)	(903)%

Other (income) expenses:
Gain on extinguishment of debt	(120,810)	—	$(120,810)	-%
Interest expense	15,656	51,317	$(35,661)	(69)%
Change in fair value of warrant liability	(1,208,412)	—	$(1,208,412)	100%
Change in fair value of Earnout Cash liability	763,043	—	$763,043	100%
Change in fair value of embedded put	—	27,160	$(27,160)	-%
Loss on conversion of convertible notes payable	—	306,641	$(306,641)	-%
Total other (income) expenses	(550,523)	385,118	$(935,641)	243%
Loss before tax	(62,269,946)	(6,649,481)	$(55,620,465)	(836)%
Net loss	$(62,269,946)	$(6,649,481)	$(55,620,465)	(836)%

Operating expenses

Research and development expenses

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $13,843,895 of research and development expenses compared to $6,326,416 for the nine months ended September 30, 2020. The increase of $7,517,479 related primarily to an increase of $5,847,974 in clinical trials and development expenses related to ZYESAMI (Aviptadil), an increase of $1,405,167 in regulatory and process development expenses, and an increase of $245,302 in stock-based compensation expense. The $13,843,895 and $6,326,416 of research and development expenses for the nine months ended September 30, 2021 and 2020, respectively, include $436,247 and $190,945, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $28,382,177 of general and administrative expenses compared to $4,895,092 for the nine months ended September 30, 2020. The increase of $23,487,085 related primarily to increases of $14,541,460 for consultant fees of which $12,775,511 relates to non-cash consulting fees paid in common stock, an increase of $5,596,533 in stock-based compensation expense of which $3,345,212 relates to modification of stock options and warrants pursuant to the Merger, an increase of $2,390,615 for insurance expense, an increase of $1,343,432 for legal and professional services, an increase of $1,130,578 for payroll expenses, and an increase $1,174,149 in other general and administrative expenses. The increase is partially offset by a decrease of $2,689,684 for warrant expense for warrants issued to board members for services. The $28,382,177 and $4,895,092 of general and administrative expenses for the nine months ended September 30, 2021 and 2020, respectively, include $18,554,117 and $2,871,757, respectively, of non-cash stock-based compensation, consulting fees and warrant expense.

Settlement expense

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $21,365,641 of settlement expense related to the GEM Warrant reflecting the incremental value through the date of issuance compared to $0 of settlement expense for the nine months ended September 30, 2020. Settlement expense is a non-cash expense.

Reimbursement of expenses from Relief Therapeutics

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $771,244 of reimbursement of expenses from Relief compared to $4,957,145 of reimbursement of expenses from Relief for the nine months ended September 30, 2020. NRx Pharmaceuticals has received $10,904,065 in total from Relief in accordance with the Relief Agreement.

Gain on extinguishment of debt

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $120,810 of gain on extinguishment of debt compared to $0 for the nine months ended September 30, 2020. The increase of $120,810 related to the forgiveness of the PPP Loan which resulted in a gain on extinguishment for the outstanding principal and accrued and unpaid interest.

Interest expense

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $15,656 of interest expense compared to $51,317 for the nine months ended September 30, 2020. The decrease of $35,661 related primarily to the conversion of convertible notes payable in 2020.

Change in fair value of warrant liability

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded a gain of $1,208,412 related to the change in fair value of the warrant liability compared to $0 for the nine months ended September 30, 2020. The increase of $1,208,412 related to the decrease in the fair value of the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded a loss of $763,043 of change in fair value of the Earnout Cash liability compared to $0 for the nine months ended September 30, 2020. The loss related to the increase in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

Change in fair value of embedded put

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $0 of change in fair value of embedded put compared to $27,160 for the nine months ended September 30, 2020. The decrease of $27,160 related primarily to the conversion of convertible notes payable in 2020.

Loss on conversion of convertible notes payable

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded $0 of loss on conversion of convertible notes payable compared to $306,641 for the nine months ended September 30, 2020. The decrease of $306,641 related to the loss on extinguishment which was recorded upon the conversion of the convertible notes payable in 2020 for the difference between the carrying value of the convertible notes, unamortized debt discount, and the fair value of the embedded put option, and the fair value of common shares issued.

Liquidity and Capital Resources

NRx Pharmaceuticals has generated no revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Until such time as NRx Pharmaceuticals is able to establish a revenue stream from the sale of its therapeutic products, NRx Pharmaceuticals is dependent upon obtaining necessary equity and/or debt financing to continue operations. NRx Pharmaceuticals cannot make any assurances that sales of ZYESAMI will commence in the near term or that additional financings will be available to it and, if available, on acceptable terms or at all. This could negatively impact NRx Pharmaceuticals' business and operations and could also lead to the reduction of NRx Pharmaceuticals' operations.

Reverse Recapitalization Merger and Subsequent Equity Issuances

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”) if, prior to December 31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMI) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMI) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMI) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. At September 30, 2021, the fair value of the Earnout Cash liability has been estimated to be $26,283,238. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $253,130,272 with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). The benefit of the contingent right to receive Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Cash for common stockholders is approximately $88,837,121.

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

NRx Pharmaceuticals intends to fund ongoing activities by raising additional capital through equity or debt financings. There can be no assurance that NRx Pharmaceuticals will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to NRx Pharmaceuticals. If NRx Pharmaceuticals is unable to raise sufficient additional capital, NRx Pharmaceuticals may be compelled to reduce the scope of its operations and planned capital expenditures.

The Company sold 3,238,338 and 3,642,515 shares of common stock during the three and nine months ended September 30, 2021, respectively, generating gross proceeds of $31,134,816 and $39,624,175, respectively.

The Company issued 2,334,370 and 3,830,586 shares of common stock pursuant to warrants and Unit Purchase Options exercised during the three and nine months ended September 30, 2021, and received gross proceeds from the warrant exercise of $9,199,471 and $16,699,489, respectively. The Company issued 634,045 and 834,045 shares of common stock for consulting services during the three and nine months ended September 30, 2021, respectively.

The Company sold 292,534 and 343,378 shares of common stock during the three and nine months ended September 30, 2020 and received gross proceeds of $1,412,067 and $1,589,092, respectively.

The Company issued 1,138,199 shares of common stock to settle the notes conversion during the three and nine months ended September 30, 2020 and recorded a loss of $306,641.

Cash Flow Summary for the nine months ended September 30, 2021 and 2020

The following table shows a summary of NRx Pharmaceuticals' cash flows for each of the periods shown below:

	Nine months ended September 30,
	2021	2020

	(Unaudited)
Net cash used in operating activities	$(26,423,097)	$(1,858,294)
Net cash used in investing activities	(6,612)	—
Net cash provided by financing activities	63,454,765	2,268,630
Net increase (decrease) in cash	$37,025,056	$410,336

Operating activities

During the nine months ended September 30, 2021, operating activities used $26,423,097 of cash, primarily resulting from a net loss of $62,269,946, reduced by non-cash charges of $39,789,826, including $21,365,641 of non-cash settlement expense related to the GEM Warrant, $12,775,511 of non-cash consulting fees paid in common stock, $6,214,853 of stock-based compensation expense and $763,043 change in fair value of earn out liability, partially offset by $1,208,412 of gain from the change in fair value of warrant liability, $120,810 of gain on the extinguishment of debt; and a decrease in operating assets and liabilities of $3,960,237.

During the nine months ended September 30, 2020, operating activities used $1,858,294 of cash, primarily resulting from a net loss of $6,649,481,  reduced by non-cash charges of $3,449,286, including $2,689,684 of warrant expense for warrants issued to board members for services, $306,641 of loss on conversion of notes payable, $373,018 of stock-based compensation expense, $35,198 of non-cash interest expense, and $16,475 of amortization of debt discount.

Investing activities

During the nine months ended September 30, 2021, investing activities used $6,612 of cash, primarily resulting from the purchase of computer equipment.

There were no investing activities for the nine months ended September 30, 2020.

Financing activities

During the nine months ended September 30, 2021, financing activities provided $63,454,765 of cash, primarily resulting from $27,358,223 from the issuance of common stock and preferred investment options in private placement, $16,699,489 from the issuance of common stock for the exercise of the GEM Warrants, and $11,049,628 for the effect of the Merger, net of transaction costs, and $9,623,899 from the issuance of shares of NRx Pharmaceuticals common stock, partially offset by a $1,100,000 repayment of notes payable assumed in the Merger and a $176,474 repayment of a note payable plus accrued and unpaid interest with a related party.

During the nine months ended September 30, 2020, financing activities provided $2,268,630 of cash, primarily resulting from $1,589,103 of proceeds from the issuance of shares of NRx Pharmaceuticals common and preferred stock and $629,523 of proceeds from notes payable.

Contractual Obligations and Commitments

See Note 9, Commitments and Contingencies, of the notes to NRx Pharmaceuticals’ unaudited condensed consolidated financial statements as of and for the three months ended and nine months ended September 30, 2021 included elsewhere in this report for further discussion of NRx Pharmaceuticals' commitments and contingencies.

Milestone Payments

Pursuant to the legal settlement with Sarah Herzog Memorial Hospital Ezrat Nashim (“SHMH”) in September 2018, which included the license of intellectual property rights from SHMH, an ongoing royalty of 1% to 2.5% of NRX-101 gross sales shall be due to SHMH, together with milestone payments of $250,000, upon completion of phase 3 trials and commercial sale of NRX-101. The milestone payments for developmental and commercial milestones range from $100,000 to $750,000. Annual maintenance fees range up to $150,000.

Off-Balance Sheet Arrangements

NRx Pharmaceuticals is not party to any off-balance sheet transactions. NRx Pharmaceuticals has no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Significant Judgments and Estimates

NRx Pharmaceuticals' management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires NRx Pharmaceuticals to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, NRx Pharmaceuticals evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of conversion features of convertible notes and common stock, the valuation of stock options and warrants and the valuation allowance of deferred tax assets resulting from net operating losses. NRx Pharmaceuticals bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx Pharmaceuticals believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market, including probability of achievement, and thus represents a Level 3 fair value measurement as defined in ASC 820. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations. This liability is most sensitive to change based on progress of clinical trials, results of such trials, ability to complete the patent application process, assessment of likelihood of approval from the FDA and United States Patent Office, and remaining time to December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms .

 (b) Changes in Internal Control Over Financial Reporting

Management has added resources to its accounting department and implemented a number of process changes to increase the overall control environment as a result of being a public company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 6, 2021, Relief filed a complaint in New York State Court, claiming that the Company failed to honor its obligations under the Collaboration Agreement. Relief’s complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement.  We believe that the claims are baseless and without merit. However, the parties to the lawsuit have agreed to engage in an effort to amicably resolve the litigation and have agreed to hold a mediation in early January 2022. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute significant counterclaims against Relief.

We may become involved in various legal actions incidental to our business. As of the date of this report, we are not involved in any other legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

Relief Therapeutics has filed a complaint against us regarding the implementation of our Collaboration Agreement.

We entered into a Collaboration Agreement with Relief (the “Collaboration Agreement”) on September 18, 2020. The Collaboration Agreement provided that Relief had the right to fund development costs related to Aviptadil for respiratory diseases in exchange for a predetermined division of profits and we had the right to continue its development program with other investor funds should Relief not provide funding. Shortly following the entry into the Collaboration Agreement, however, a number of disputes arose between Relief and the Company, including with respect to the scope of clinical trials of Aviptadil for treatment of COVID-19 respiratory failure and the stability of the original formulation for Aviptadil. In February 2021, Relief ceased funding further development of Aviptadil for treatment of COVID-19 and has refused to fund clinical trials for its inhaled use. Furthermore, Relief has not funded the cost of reformulation necessary to develop a shelf stable product (reformulation as ZYESAMI). On October 6, 2021, Relief filed a complaint in New York State Court, claiming that we failed to honor our obligations under the Collaboration Agreement. Relief’s complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. We believe that the claims are baseless and without merit. However, the parties to the lawsuit have agreed to engage in an effort to amicably resolve the litigation and have agreed to hold a mediation in early January 2022. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute significant counterclaims against Relief. There can be no assurance, however, that we will be able to successfully resolve the dispute through mediation or that, in the event the dispute continues in litigation, that we will be successful in our opposition to Relief’s claims. In the event of an adverse ruling, there can be no assurance that we would not be required to pay damages in an amount that may have a material adverse effect on our business or business prospects.

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods we may continue to rely on exemptions from certain corporate governance standards, which limit the presence of independent directors on our Board of Directors or committees of the Board of Directors.

Previously, Jonathan Javitt and Daniel Javitt controlled the votes of the majority of our common stock. As a result, we were a “controlled company” for purposes of the Nasdaq corporate governance rules and were exempt from certain governance requirements otherwise required by Nasdaq, including requirements that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities

.

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. Under the Nasdaq listing requirements, a company that ceases to be a “controlled company” must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees no later than the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company, (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq listing requirements provide a 12-month phase-in period from the date a company ceases to be a “controlled company” to comply with the majority independent board requirement. At this time, the majority of our directors are independent, as are a majority of the members of each of our committees while the nominating and corporate governance committee is not made up solely of independent directors. Until we are fully subject to these requirements, however, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 (b) Use of Proceeds from Public Offering of Common Stock

On July 12, 2021, our Registration Statement on Form S-1 (File No. 333-257438) was declared effective (“Registration Statement”). We filed the Registration Statement to permit certain holders of the shares of our Common Stock to resell such shares (the “Selling Securityholders”). We did not receive any proceeds from the sale of shares by the Selling Securityholders.

We also registered the issuance of an aggregate of 3,586,250 shares of our Common Stock upon the exercise of outstanding warrants. We will receive the proceeds from any exercise of warrants for cash. We intend to use the proceeds from the exercise of warrants for cash for general corporate, funding of clinical trial programs and working capital purposes.

On August 23, 2021, the Company completed a Private Placement and issued 2,727,273 shares of Common Stock for a purchase price of $11.00 per share and the Preferred Investment Options to purchase up to an aggregate of 2,727,273 shares of common stock for a purchase price of $12.00 per share until they expire on August 23, 2024. (collectively, the “Securities”) The aggregate gross proceeds to the Company from the Private Placement were approximately $30,000,000, before deducting placement agent fees and other offering expenses.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the Securities. The Company’s registration statement on Form S-1 to register the Securities was declared effective on September 15, 2021.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2021 and 2020 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to Unaudited Financial Statements

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

NRX PHARMACEUTICALS, INC.

Date: November 15, 2021	By:	/s/ James Brandon