Form 10-K
period 2021-12-31
NRX Pharmaceuticals, Inc.
filed 2022-03-31
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2021, was $187.3 million.

As of March 24, 2022, the registrant had 66,641,314 shares of common stock outstanding.

CAUTIONARY STATEMENT

This document and the information incorporated by reference herein include “forward-looking statements” within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements regarding our financial outlook, product development, business prospects, and market and industry trends and conditions, as well as the Company’s strategies, plans, objectives, and goals. These forward-looking statements are based on current beliefs, expectations, estimates, forecasts, and projections of, as well as assumptions made by, and information currently available to, the Company’s management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “would,” “seek,” “plan,” “intend,” “shall,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. These forward- looking statements are, by their nature, subject to significant risks and uncertainties, many of which involve factors or circumstances that are beyond the Company’s control. These risks and uncertainties include, but are not limited to, our relatively limited operating history; our ability to expand, retain and motivate our employees and manage our growth; risks associated with general industry conditions and competition; general economic factors, including interest rate and currency exchange rate fluctuations; the impact of the global outbreak of the novel coronavirus disease (“COVID-19”); the impact of pharmaceutical industry regulation and health care legislation in the United States and internationally; global trends toward health care cost containment; technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approval; the Company’s ability to accurately predict future market conditions; manufacturing difficulties or delays; changes in laws, rules or regulations relating to any aspect of the Company’s business operations, or general economic, market and business conditions; financial instability of international economies and sovereign risk; dependence on the effectiveness of the Company’s patents and other protections for innovative products; and the exposure to litigation, including patent litigation, and/or regulatory actions. Furthermore, there can be no guarantees with respect to pipeline products that the products will receive the necessary regulatory approvals or that they will prove to be commercially successful. If underlying assumptions prove inaccurate or risks or uncertainties materialize, actual results may differ materially from those set forth in the forward-looking statements. The Company assumes no obligation and does not intend to update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. As a result of these and other risks, uncertainties and assumptions, forward-looking events and circumstances discussed herein might not occur in the way that the Company’s management expects, if at all. Accordingly, you should not place reliance on any forward-looking statement, and all forward-looking statements are herein qualified by reference to the cautionary statements set forth above.

PART I

Unless the context requires otherwise, references in this annual report to “NRx,” “Company,” “we,” “us” and “our” and similar designations refer to NRx Pharmaceuticals, Inc. and its subsidiaries.

Item 1. Business

Company Overview

NRx is a clinical-stage pharmaceutical company which develops, through its wholly-owned operating subsidiaries, NeuroRx, Inc., (“NeuroRx”) a Delaware corporation, and NeuroRx 2015 LTD, an Israeli limited liability company, novel therapeutics for the treatment of central nervous system disorders and life-threatening pulmonary diseases. During 2021, we became a public, Nasdaq-listed company through a business combination with Big Rock Partners Acquisition Corp. Our strategy is to apply innovative science to known molecules in the pursuit of therapies for high unmet needs, including lethal conditions. Given the recent geopolitical changes and other developments, our company recently re-prioritized its development activities and geographic focus. We are currently developing the following pharmaceutical products across our psychiatry and pulmonary areas:

●	NRX-100 and NRX-101 are NMDA-targeted medicines designed to address both depression and suicidal ideation. NRX-101 is a patented, fixed dose combination of D-cycloserine and lurasidone. NRX-101 has been granted Fast Track Designation, Breakthrough Therapy Designation, and a Special Protocol Agreement (“SPA”) by the Food and Drug Administration (the “FDA”) for the treatment of severe bipolar depression in patients with Acute Suicidal Ideation and Behavior (“ASIB”) after initial stabilization with ketamine or other effective therapy. We expect to start a new registrational study of NRX-101 for severe bipolar depression in patients with ASIB after initial stabilization with ketamine (NRX-100), using newly-manufactured commercial level material in the second half of 2022. In addition, we are currently initiating a Phase II clinical study for bipolar depression with sub-acute suicidal ideation and behavior (“SSIB”). Furthermore, we are evaluating the potential of NRX-101 in Post-traumatic stress disorder (“PTSD”), another area of high unmet need which is also associated with suicidality. NRX-100 is ketamine, which is a generic anesthetic, that is being used off-label in psychiatry. NRX-100 is part of a regimen of two sequential studies that we have agreed to with the FDA as part of our SPA for NRX-101 in the treatment of severe bipolar depression with ASIB.
●	ZYESAMI® (aviptadil), an FDA Fast Track-designated, investigational, drug for COVID-19 related respiratory failure. Aviptadil has previously been used in studies of Acute Respiratory Distress Syndrome (ARDS) and other respiratory conditions. We have completed a Phase IIb/III clinical study in patients with Acute Respiratory Failure in COVID-19.

Since becoming a public company in May of 2021 we have:

●	Completed a Phase IIb/III trial for the use of one of two our lead Phase III compounds, ZYESAMI®, in patients with Critical COVID-19 infection and acute respiratory failure, and submitted an Emergency Use Application (“EUA”) to the FDA.
●	Partnered with the US National Institutes of Health to introduce ZYESAMI into the NIH-sponsored ACTIVE-3b clinical trial, which has now enrolled approximately 465 patients.
●	Advanced our manufacturing capabilities for ZYESAMI and NRX-101, including a proprietary formulation of ZYESAMI with 150-180 day stability.

NRx Products in Development

NRX-101 is a patented, fixed dose combination of D-cycloserine and lurasidone that is the first investigational product supported by a portfolio of intellectual property exclusively licensed to us, related to combinations of NMDA and 5-HT2A targeted medicines for CNS disease. NRX-101 has demonstrated a statistically-significant reduction in depression and suicidality in a randomized Phase II trial against an active comparator (lurasidone) and has been awarded FDA Breakthrough Therapy designation, a Special Protocol Agreement and a Biomarker Letter of Support.

We are re-initiating our psychiatry clinical work and expect to start a new study of NRX-101 for patients with bipolar depression and sub-acute suicidality (SSIB) during the first half of 2022. In the second half of 2022 we expect to start a new registrational study of NRX-101 for severe bipolar depression in patients with ASIB after initial stabilization with ketamine (NRX-100), using newly-manufactured commercial level material.

ZYESAMI®(aviptadil acetate), as a sterile liquid for intravenous administration, has demonstrated a statistically-significant reduction in mortality compared to placebo in patients with critical COVID-19 and respiratory failure when controlling for differences in baseline severity of disease. Without controlling for baseline severity, ZYESAMI demonstrates a numerical but not statistically-significant reduction in mortality. The U.S. National Institutes of Health (“NIH”) is currently conducting an additional Phase III study of ZYESAMI for intravenous administration.

A separate Phase II exploratory study using inhaled ZYESAMI that was being conducted by I-SPY has been stopped as it was deemed futile after 52 patients. This futility is most likely driven by the challenges of delivering nebulized medication via mouthpiece to critically ill patients receiving high flow oxygen support (6 liters or more) because the turbulence generated by high flow oxygen prevents sufficient levels of the drug inhaled by mouth from reaching the lungs, although other factors may also play a role.

Given the recent geopolitical changes and our decision to focus on ZYESAMI and NRX-101 principally in the U.S., we have recently decided to discontinue the BriLifeTM vaccine project.

In 2022 we will be focused on some of the following priorities:

●	Restarting the clinical development of our psychiatry franchise;
●	Collaborating with NIH in completing ZYESAMI enrollment of the ACTIV-3b trial;
●	Engaging with FDA regarding our latest EUA resubmission for ZYESAMI, as well as exploring submission under the Accelerated Approval path; and
●	Exploring the applicability of the use of ZYESAMI in other respiratory and non-respiratory indications.

History of our development of NRX-100/101 for suicidal depression and post-traumatic stress disorder

NRx was founded in 2015 by Drs. Jonathan Javitt and Daniel Javitt to develop drugs that aim to treat psychiatric disorders based on Daniel Javitt’s discovery of a synergistic effect when NMDA antagonists are combined with inhibitors of the brain’s 5-HT2A receptor (e.g., SSRI antidepressants and atypical antipsychotic drugs). This synergy has now been demonstrated in both laboratory rodent behavioral experiments and in multiple Phase II clinical trials and resulted in a Composition of Matter patent awarded in the U.S. and multiple foreign jurisdictions. Dr. Daniel Javitt observed that when patients with depression were treated with D-cycloserine (“DCS”), an NMDA antagonist, in combination with antidepressants, they manifested increased antidepressant effect, but did not exhibit the hallucinations and other NMDA effects previously reported with DCS. He further observed that DCS appeared to blunt some of the antidepressant side effects (akathisia) common to all known serotonin-targeted anti-depressants.

These patented discoveries support NRX-101, the first investigational oral antidepressant to be granted Fast Track designation, Breakthrough Therapy designation and a Special Protocol Agreement by the FDA for Severe Bipolar Depression in Patients with ASIB. We are engaged in the research, development and future commercialization of this and other products for the treatment of patients suffering from suicidal ideation in the setting of bipolar depression and major depressive disorder (“MDD”) as well as PTSD and obsessive-compulsive disorder. Drugs that inhibit the brain’s NMDA receptor without ketamine’s limitations, have generated substantial interest, and have been explored for the treatment of the above conditions since the finding that ketamine has potent effects in reducing depression and suicidal ideation. It is our view that NRX-101 and our intellectual property to combine different molecules may yield a competitive advantage to use NMDA-inhibiting drugs for this purpose, as other compounds may be limited by adverse elements such as neurotoxicity (with prolonged use), hallucinations, potential habituation (i.e., addictive properties), blood pressure elevations, and/or lack of oral bioavailability.

This synergy is the key discovery underlying the patent portfolio described below. The scientific findings showed that some of the side effects of an NMDA drug can be blocked by the 5-HT2A drug and, in turn, the NMDA component can block the akathisia, a known side effect of 5-HT2A-blocking drugs which is known to predispose to suicide. This dual-targeted approach is the basis of our worldwide patent portfolio, which currently encompasses 43 pending applications, and 47 granted patents in multiple jurisdictions covering both Compositions of Matter and Methods of Use (See “NRx Patent Portfolio”). The relevant patents and patent applications in this portfolio are either owned by NRx, exclusively licensed to NRx by Glytech, LLC (“Glytech”), a Delaware limited liability company solely owned by Dr. Daniel Javitt (the “Glytech License”), or licensed to NRx by Sarah Herzog Memorial Hospital Ezrat Nashim (“SHMH”), a non-profit organization organized under the laws of the State of Israel (the “SHMH License”).

NRx owns a composition of matter patent that covers NRX-101 in the U.S. Patents under the Glytech License, which cover compositions of matter (including NRX-101 and pipeline therapeutic candidates) and methods of use (including methods of using NRX-101 in the treatment of bipolar depression with suicidal ideation and in treating PTSD), have been granted in the U.S., Europe (including validation by 18 members of the European Patent Convention), Japan, Australia and China.

Additional patent applications under the Glytech License cover compositions of matter and methods of use of pipeline therapeutic candidates other than NRX-101 together with methods of use of NRX-101 in treating additional CNS disorders. These patents are pending in various locations including the U.S., Canada, Israel, Europe, Japan, Australia and China. Assuming all maintenance fees are timely paid in each jurisdiction and that the patents are not held invalid or unenforceable by a court or patent office, the patents licensed to NRx by Glytech will expire in each jurisdiction in which they have been granted in 2033 (for the base NRX-101 patents) and 2038 (for the PTSD treatment patents). See “Summary of NRx Material In-licensing Obligations — NRX-100/101 — Glytech Development and License Agreement” for more information. We intend to seek patent extensions as allowed by law.

Patents under the SHMH License, which cover methods of use for NRX-101 in the treatment of depression have been granted in the U.S. and Europe with additional patent applications covering similar subject matter pending in these countries and in Israel and Canada. Assuming all maintenance fees are timely paid in each jurisdiction and that the patents are not held invalid or unenforceable by a court or patent office, the patents licensed to NRx by SHMH will expire in each jurisdiction in which they have been granted in 2032. See “Summary of NRx Material In-licensing Obligations — NRX-100/101 — Sarah Herzog Memorial Hospital License Agreement” for more information.

History of ZYESAMI Development

ZYESAMI® is named for Professor Sami Said, Distinguished Professor at the State University of New York at Stony Brook (“SUNY”), who discovered the endogenous neuropeptide Vasoactive Intestinal Peptide (“VIP”) in 1970 and published a large number of peer-reviewed studies on its effects. ZYESAMI is a patent-pending shelf-stable composition of matter formulation based upon VIP. VIP showed promise for treating Acute Respiratory Distress Syndrome (“ARDS”) associated with ARDS in 2005.

The term “VIP” should be interpreted as referring to the natural peptide produced in the human body, while the terms “aviptadil” and “ZYESAMI” refer to our drug substance (i.e., active pharmaceutical ingredient) and drug product, respectively. Aviptadil is the generic name for synthetically-manufactured VIP, as distinct from the natural peptide.

VIP became uniquely important in 2020 when it was demonstrated to have potential to treat respiratory failure in patients with COVID-19. While we are still learning about the adverse effects of COVID-19 on the body, the scientific rationale for use of aviptadil in this disease appears attractive. Its potential effectiveness in treating COVID-19 is based on the principle that the coronavirus specifically invades the Alveolar Type II (“ATII”) cell of the pulmonary (lung) epithelium, where it blocks surfactant production, replicates into millions of virus particles, unleashes inflammatory cytokines, causes cell death, and deprives the lung of surfactant, which is the fluid that lines the lung and allows oxygen to pass from the air to the blood. ZYESAMI was shown in preclinical laboratory experiments at the Oswaldo Cruz Institute (Rio de Janeiro, Brazil) to increase the production of surfactant, block replication of the SARS-CoV-2 coronavirus in human lung cells, block cytokine production, and block lung cell death (cytopathy). This attack on ATII cells is believed to be a common mechanism of ARDS in sepsis, influenza, and conditions other than COVID-19.

VIP is also shown to have important potential effects in the treatment of other non-infectious lung diseases including Chronic Obstructive Pulmonary Disease (“COPD”), Sarcoidosis, asthma/allergy, and Chronic Respiratory Inflammation Syndrome. We intend to research the use of VIP in these and other lung conditions in the future, as well as other non-lung disorders. VIP is also known to be active in the brain and we plan to understand its potential use in the treatment of Central Nervous System (“CNS”) diseases if an appropriate mechanism of CNS delivery can be developed.

Our involvement with aviptadil began on March 4, 2020 when Relief Therapeutics Holding AG (“Relief Therapeutics”) approached our then Chief Executive Officer, Jonathan Javitt, and asked him to develop an aviptadil formulation based on archival data, including an FDA Investigational New Drug Application (“IND”) (52,088).

Accordingly, with the agreement of Relief Therapeutics, NRx filed IND 149,152 on March 24, 2020 and was issued a “Study May Proceed” letter by the FDA on March 28, 2020. NRx proceeded to work with a manufacturer of clinical supplies, engaged a clinical research organization, and enabled enrollment of the first patient at the end of May 2020. The companies agreed to an initial framework for cooperation under which Relief Therapeutics would fund all development costs related to aviptadil. For the next five months, Relief Therapeutics and NRx discussed how to share the obligations and economic benefits of developing aviptadil. See “Relief Relationship in the Development of ZYESAMI / Aviptadil” below.

Our first VIP-derived product ZYESAMI was awarded Fast Track designation by the FDA in June 2020 and was admitted to the Coronavirus Treatment Acceleration Program. We have completed a Phase IIb/III randomized controlled trial of ZYESAMI vs. placebo (NCT 04311697), conducted under FDA Fast Track designation. The Phase IIb/III trial enrolled 196 patients and the last patient completed 60 days of observation on February 22, 2021. Across all patients and sites, ZYESAMI did not meet the primary prespecified endpoint for “alive and free of respiratory failure” at day 60 (P=.085), but did meet this endpoint (P=.02) when adjusting for treatment site. Across all patients and sites, ZYESAMI demonstrated a statistically significant increase in odds of survival through day 60, whether or not the participant was fully recovered (P <.01). In a post-hoc subgroup analysis of patients already treated with remdesivir (70% of the randomized cohort), the primary endpoint was met (P=.03) with 3-fold increased odds compared to placebo at both 28 and 60 days and 4-fold increased odds of survival was seen (P=.006). This post-hoc analysis was done based on the FDA’s feedback in their denial to our Breakthrough Therapy designation request. On February 10, 2022 we resubmitted our Emergency Use Application request focused on this more narrow population.

The ratio of arterial blood oxygen concentration (PaO2) to the concentration of oxygen delivered to the lung (FiO2), known as the PF ratio is an important intermediate clinical endpoint that is associated with survival (see figure 1 below). Rapid (i.e. within 24 hours) improvement in the PF ratio has been seen in our Phase IIb/II trial, the Houston Methodist open label trial, and inpatients treated under the Right to Try program. Documentation of improvement on intermediate clinical endpoints may constitute a basis for applying for accelerated approval of a new medicine pending confirmatory studies that must be submitted as a post-approval commitment.

COVID-19 is widely demonstrated to be associated with release of inflammatory cytokines, particularly interleukin 6 (IL-6) and this Cytokine Release Syndrome, colloquially known as “cytokine storm”, is predictive of mortality in numerous clinical studies. Across all patients and sites of care in our study, those treated with placebo showed a ten-fold increase in blood IL-6 levels within 7 days of treatment, while those treated with ZYESAMI showed a 2-fold increase (P<.02). Preventing this rise in IL-6 was statistically correlated with improved survival in ZYESAMI-treated patients (P<.0001) (see figure 2 below). In an open-label trial, ZYESAMI similarly demonstrated a substantial and statistically significant difference in cytokine levels between those treated with ZYESAMI and those who were treated with the best-available standard of care. This demonstrated effect on Cytokine IL-6 potentially constitutes a surrogate or biomarker endpoint as defined under the FDA’s accelerated approval pathway.

In a published open label study as well as other data, we have seen rapid and dramatic improvement in some patients. Overall, when patients are treated earlier, there appears to be a better chance of recovery. In December 2021, a Texas regional hospital reported to us that 16 of 19 patients treated with ZYESAMI had survived through 28 days and 14 of those patients had been discharged to home or to rehabilitation facilities. These patients were treated within the Right to Try program, after exhausting all approved therapies. An example of rapid clearing of the x-ray signs of COVID-19 is shown below.

While findings such as this are highly encouraging and have been seen in multiple patients, drug approval can only be obtained through randomized prospective trials, such as the ones in which we are engaged. Treatment of patients with advanced stages of COVID-19 can be very challenging. Patients with Critical COVID-19 (who are in the ICU) can develop multiple complications, which ZYESAMI does not treat. Such complications can lead to high morbidity and mortality, e.g. renal failure and infections/sepsis, that is not addressed by investigational drugs such as ZYESAMI. Furthermore, published literature also indicates that percent occupancy of an ICU and other factors can influence overall outcomes and mortality of patients with COVID-19. Overall, clinical studies of COVID-19 in advanced stages of the disease are and will continue to be very challenging.

ZYESAMI has demonstrated promise in a randomized, double-blind multicenter trial, but has not yet met FDA’s standards for efficacy and safety. We applied for Emergency Use Authorization (“EUA”) with the FDA on May 31, 2021, based on a finding of near statistical significance at day 60 on the primary endpoint of recovery from respiratory failure and a statistically significant improvement in survival at day 60. In November 2021, the FDA notified us that it was unable to issue the EUA at that time due to insufficient data regarding the known and potential benefits of ZYESAMI and the known and potential risks of ZYESAMI in patients suffering from Critical COVID-19 with respiratory failure. In its letter, the FDA noted that so far, it has reviewed safety in only 131 randomized patients treated with ZYESAMI. The FDA similarly denied an application for Breakthrough Therapy designation, but indicated we could reapply if we were able to provide data on the performance of ZYESAMI compared to remdesivir, a COVID-19 treatment offered by Gilead Sciences. In response, the Company worked to coordinate a review by the FDA of approximately 750 patients treated with ZYESAMI in our clinical trials, our Expanded Access Programs, our Right to Try Program and the NIH ACTIV-3b trial. The Company narrowed its request for EUA to the treatment of patients with COVID-19 respiratory failure who are at risk of death despite treatment with remdesivir and other approved therapies, and submitted a new request for EUA and Breakthrough Therapy designation to the FDA. Although the COVID-19 environment continues to evolve rapidly, and the unmet need continues to be high, it is uncertain if the FDA will deem this post-hoc analysis of our prior data as sufficient basis for Emergency Use Authorization for this narrower patient population. As of the date of this filing, that request is still pending. See “Risk factors - Risks Related to Our Business and Industry - Our initial application to the FDA for Emergency Use Authorization was not successful.”

Based on the scientific foundation of the COVID-AIV trial, NRx was selected by the NIH for inclusion in the ACTIV-3b TESICO trial. This represents an important public sector investment in NRx. The ACTIV-3b TESICO trial is publicly-financed, but could provide NRx with Phase III data to submit in support of drug registration, should the trial demonstrate clinical success. The TESICO protocol includes geographic participation from Scandinavia, the EU, the UK, and Brazil. In September 2021 NRx passed a European Qualified Person (QP) audit at its manufacturing site (Alcami in North Carolina). As a result, NRx expects to be able to ship investigational drug to the EU, the UK, and Brazil in mid-2022. Given the opportunity afforded by the investment of the NIH and the inclusion in the ACTIV-3b TESICO trial, NRx has decided to principally focus its ongoing regulatory efforts for ZYESAMI in this direction.

According the NIH website, ZYESAMI is the sole investigational medicine still under consideration in ACTIV-3b and four reviews conducted by the NIH Data Safety Monitoring Board have identified no new safety concerns.

ZYESAMI’s formulation and composition of matter is based on discoveries made by NRx and is not based on any prior U.S. or international patent. U.S. Patent 8178489B2 and its foreign counterparts cover only formulations of aviptadil that are formulated in a buffer. Laboratory evidence suggests that VIP (aviptadil) aggregates and may be inactivated by known buffers. We conducted research to determine the molecular sites at which aviptadil is degraded (causing its instability) and invented a stable composition of matter that allows for 150-180 day stability at refrigerated temperatures with expected multi-year stability while frozen. Those discoveries led to the filing of U.S. Provisional Patent Application No. 63/295,058 which was filed in the U.S. Patent and Trademark Office (“USPTO”) on December 30, 2021, and to the filing of Utility Patent Application No. 17/574,753 with the USPTO on January 13, 2022.

In the event that no patent protection is granted covering the composition of ZYESAMI, if the drug is approved by the FDA, it is anticipated to receive at least five (5) years of data exclusivity from the FDA under what is commonly known as “paragraph 4” protections. Should no patents be granted by the end of this data exclusivity period, competitors may be able to file an ANDA to market generic versions of ZYESAMI.

Relief Therapeutics Relationship in the Development of ZYESAMI / Aviptadil

In September 2020, NRx and Relief Therapeutics entered into the Binding Collaboration Agreement (“Collaboration Agreement”) under which NRx and Relief Therapeutics agreed to collaborate as separate companies and to share profits from the “Product” defined in paragraph 25 of the Collaboration Agreement as any formulation of aviptadil for which Relief Therapeutics would pay the costs of research and development. Under the Collaboration Agreement, Relief Therapeutics was obligated to fund all development costs related to aviptadil for respiratory diseases in exchange for a predetermined division of profits and NRx had the right to continue its development program with other investor funds should Relief Therapeutics not provide such funding.

We reported to Relief Therapeutics in December 2020 that the formulation data provided by Relief Therapeutics could not be replicated and that a new formulation of composition and manufacturing method was required. Relief Therapeutics declined to fund the costs of developing a stable formulation of aviptadil, which NRx proceeded to do with funding from other investors under the tradename ZYESAMI.

On October 6, 2021, Relief Therapeutics filed a complaint in New York State Court (the “NYS Court”), claiming that NRx failed to honor its obligations under the Collaboration Agreement (the “Complaint”). The Complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. We believe that the claims are baseless and without merit. In addition to asking the NYS Court to enter summary judgment in favor of NRx with regard to Relief Therapeutics’ demand to receive profit without having funded the underlying product, NRx has filed a complaint seeking damages of at least $185 million.

The parties to the lawsuits agreed to engage in an effort to amicably resolve the litigation, held a mediation meeting on February 22, 2022, and plan to hold an additional mediation meeting in the coming months. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics. There can be no assurance, however, that we will be able to successfully resolve the dispute through mediation or that, in the event the dispute continues in litigation, we will be successful in our claims against Relief Therapeutics or our opposition to Relief Therapeutics’ claims. See “Risk Factors - Risks Related to our Business and Industry - The outcome of any current or future disputes, claims, arbitration and litigation, including our dispute with Relief Therapeutics could have a material adverse effect on our business, financial condition and results of operations.”

Path to regulatory approval of ZYESAMI

Commencing March 24, 2020, NRx:

•	Filed an IND Application for intravenous ZYESAMI (aviptadil acetate);
•	Formulated ZYESAMI for its first use under cGMP;
•	Obtained FDA Fast Track designation;
•	Initiated and completed a first Phase IIb/III clinical trial (NCT 04311697) at 10 U.S. hospitals; enrolled 196 participants with none lost to follow-up, completed the last visit for the last participant on February 22, 2021;
•Submitted an initial EUA application May 31, 2021, received a declination letter from FDA in November of 2021, resubmitted an EUA application for a more narrow patient population in February 2022;
•Achieved FDA review with no clinical holds of the “module 3” portion of its IND detailing the manufacture of ZYESAMI;
•Achieved European “Qualified Person” inspection of its manufacturing method for ZYESAMI;
•	Collaborated with NIH as an industry partner in the development of ACTIV-3b and supplied ZYESAMI to enable enrollment of approximately 460 patients in the ZYESAMI and Placebo arms of the study.

There are 3 recognized pathways by which NRx might gain marketing approval or authorization for ZYESAMI in the United States: Emergency Use Authorization, Accelerated Approval, and (traditional) New Drug Approval:

Pathway 1: Emergency Use Authorization.

In the setting of a public health emergency declared by the U.S. Secretary of Health and Human Services, the FDA is empowered to grant EUA to drugs and vaccines that may be beneficial in combating the emergency. Emergency Use Authorization may grant one year of limited marketing authorization to a medicine that “may be effective,” during which time the sponsor is expected to demonstrate traditional safety and efficacy in support of a New Drug Application. In September 2020, we opened a Pre-EUA file with the FDA and requested a narrow EUA only to treat patients who were already allowed under the Expanded Access Protocol granted by the FDA in July 2020 but whose hospitals could not implement the administrative requirements of the Expanded Access Program. The FDA notified us in December 2020 that EUA could only be granted upon submission of randomized, placebo-controlled data and stated that such data would be reviewed “promptly” upon submission. In a subsequent communication in January 2021, the FDA advised us that review of complete efficacy and safety data would be required for an EUA determination.

On May 31, 2021, we filed for EUA with the FDA for ZYESAMI, thereby delivering a regulatory file delineating safety and efficacy data of an investigational drug within approximately 3 months of last visit in a clinical trial. As noted elsewhere in this annual report, the initial request for EUA was denied and we have filed a new request for EUA in patients with COVID-19 respiratory failure who are at immediate risk of death despite treatment with remdesivir and other approved therapies. As of the date of this annual report, that request is still pending.

Pathway 2: Accelerated Approval.

Accelerated approval is a new regulatory pathway emphasized by Congress as part of the 21st Century Cures Act that allows early approval of treatment or drugs that are used in the treatment of severe or life-threatening indications and fulfill and unmet medical need. In 2012, Congress passed the Food and Drug Administration Safety Innovations Act (“FDASIA”). Section 901 of FDASIA amends the Federal Food, Drug, and Cosmetic Act to allow the FDA to base accelerated approval for drugs for serious conditions that fill an unmet medical need on whether the drug has an effect on a surrogate or an intermediate clinical endpoint.

We plan to assess whether filing an application for accelerated approval this year might offer a quicker path to marketing authorization for ZYESAMI than the traditional New Drug Approval pathway. Additionally, we await findings from our radiographic substudy in order to learn whether the radiographic improvement may constitute an intermediate clinical endpoint.

Pathway 3: New Drug Approval:

The traditional pathway of New Drug Approval requires demonstration of safety and efficacy in adequately controlled studies. ACTIV-3b is designed as a Phase III trial. Therefore, we believe that should the ACTIV-3b trial demonstrate a statistically-significant benefit to patients who are treated with ZYESAMI compared to those treated with placebo, the results of this trial – together with our other trials described herein – may support a finding of efficacy in support of New Drug Approval. NIH has reported a likely readout of the ACTIV-3b trial in early 4Q 2022, notwithstanding Data Safety and Monitoring Board reviews, one of which is expected at the end of April 2022. Under rolling review, NRx has the ability to submit all completed sections of a New Drug Approval application for ZYESAMI for review prior to that readout in order to facilitate an earlier review of a ZYESAMI NDA should the ACTIV-3b trial demonstrate efficacy.

Non-U.S. initiatives:

In the second half of 2021, NRx was invited to meet with the Prime Minister and Minister of Health of the Nation of Georgia, to discuss clinical trial operations in Georgia, and to apply for emergency use authorization for intravenous ZYESAMI in Georgia. In late July 2021, NRx was notified that an authorization for emergency use of ZYESAMI was issued by Georgia’s Ministry of Health to the Georgian Respiratory Association. NRx arranged for one of its principal investigators from the U.S. to travel to Georgia to train physicians and medical personnel in the use of ZYESAMI. Shortly thereafter, Georgia entered a period of political instability. The Minister of Health resigned in December 2021. As previously disclosed, the Company’s Board has determined that it cannot confirm the current status or effectiveness of the authorization for emergency use of ZYESAMI in Georgia. In light of the uncertainty regarding the recent changes at the Ministry of Health in Georgia and the ongoing hostilities in Eastern Europe, the Company is not currently pursuing regulatory or commercial opportunities in Georgia (which neighbors Russia and Ukraine) or elsewhere in the Caucasus region or Europe. The Company believes its strategic priorities are principally based in the U.S.

Clinical Trials and Objectives

NRX-101 Phase IIb/III Clinical Trial

We initiated a clinical research program of NRX-101 during the second half of 2017 under an FDA IND application that was granted Fast Track designation by the FDA in August 2017 and was granted Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement (SPA). We completed a Phase II clinical trial of NRX-101 in patients with Severe Bipolar Depression and Acute Suicidal Ideation and Behavior (ASIB) following initial stabilization with a single dose of ketamine (NRX-100) and saw a statistically significant reduction in depression (P=0.04) and suicidal ideation (P=0.02) compared to lurasidone alone over 42 days of treatment. If this statistically-significant advantage is replicated in the Phase III clinical trial, under the terms agreed to with the FDA in our Special Protocol Agreement, we aim to submit an NDA to the FDA for the regulatory approval and commercialization of NRX-101 in the U.S. in 2023 and will evaluate our ability to submit to regulatory agencies in other regions or countries.

We believe our products are urgently needed by patients because no current serotonin-targeted antidepressant (such as SSRI drugs) or atypical antipsychotic (e.g., the D2/5HT2A drugs) has been shown to decrease suicidal ideation in patients with bipolar depression or PTSD. Moreover, drugs in these classes bear an FDA-mandated warning regarding the potential increased risk of suicide in vulnerable patients, and to monitor all antidepressant-treated patients for the increased risk of suicide. Ketamine has been shown to decrease suicidal ideation because of its NMDA-blocking properties, but is known to be hallucinogenic, addictive, potentially neurotoxic, and not administrable by mouth. The only FDA-approved therapy for patients with suicidal bipolar depression remains electroconvulsive therapy (“ECT”), a treatment that is known to be effective, but to have a large number of serious side effects, and is very disruptive to the lives of these individuals.

Analysis of our first Phase II study, the STABIL-B trial, showed a statistically significant reduction in depression and suicidal ideation vs. the control group over 42 days. We commenced a pivotal Phase IIb/III clinical trial under an FDA Special Protocol Agreement of our lead product candidate, NRX-101, in 2019 and paused that study due to the pandemic.

During this pause we advanced the commercial manufacture of NRX-101 and anticipate receiving commercially-manufactured supplies of investigational product in next few months. In the meantime, we are initiating a Phase II trial of NRX-101 in patients with bipolar depression with SSIB.

ZYESAMI Clinical Trials

Below is a table summarizing the clinical trials and approximate enrollment status as of February 9, 2022, each of which is discussed in more detail in the sections below.

Trial Name	IND NCT	Phase	Route of Admin.	Sponsor	Approximate Enrollment	Status /Results
COVID-AIV	149,152	IIb/III	IV	NRx	131 drug/65 control	Completed. Did not
	04311697					meet primary endpoint without adjusting for prespecified covariates.

High Comorbidity	149,152	II	IV	Investigator	21 drug/24	Completed. Significant
Open Label	04453839			Sponsored	standard of care	difference in mortality and recovery.

ACTIV3b/TESICO	154,701	III	IV	NIAID NIH	465 of 640 in	Enrolling.
	04843761				multiple arms including
					placebo, study is still
					blinded (approximate
					enrollment as of
					March 15, 2022)

SAMICARE	149,152	III	IV	NRx	351	Ongoing, open label,
(Expanded Access programs)	04453839				ZYESAMI only	benefit in line with
						randomized study.

AVICOVID-2	151,070	IIb/III	Inhaled	NRx	62 of 144	Paused.
	04360096				2:1 ZYESAMI:placebo
					study still blinded
I-SPY	150,378	II	Inhaled	Quantum	52 ZYESAMI	Stopped.
	04488081			Leap	only arm

Note: the above numbers do not include patients treated under the Right to Try Program. As some studies are still blinded only an approximation of the number of patients treated with ZYESAMI is provided.

ZYESAMI Phase IIb/III Clinical Trial for treatment of Respiratory Failure in Critical COVID-19 (COVID- AIV)

We completed a 196-person Phase IIb/III clinical trial of intravenous ZYESAMI for the treatment of respiratory failure in patients with critical COVID-19 (the “Intravenous Trial”). The U.S. Secretary of Health and Human Services has declared the COVID-19 pandemic to be a public health emergency under the terms of the Pandemic and All Hazards Preparedness Reauthorization Act of 2013. Accordingly, ZYESAMI could be authorized for use in the U.S. under the standard of safe and “may be effective,” rather than the more stringent standard of “proven to be safe and effective in adequately- controlled trials” required for traditional drug approval under section 505.b.1 of the Federal Food, Drug, and Cosmetic Act (“FFDCA”).

Participants were enrolled between May and December 2020 at 10 U.S. hospitals and followed through day 60. Six of these were classified as tertiary care hospitals. The primary endpoint was pre-specified by the FDA as “alive and free of respiratory failure” at day 60. Secondary endpoints included survival and duration of hospital stay in patients who recover.

In the Intravenous Trial, across all patients and sites, ZYESAMI did not meet statistical significance for the primary endpoint of time to recovery from respiratory failure by day 60 (P=.085) but did meet the secondary endpoint of survival at day 60, demonstrating a 2-fold increased odds of survival compared to placebo (P=.03). When controlling for type of hospital (community hospitals vs. tertiary care centers,) ZYESAMI demonstrated higher odds of recovering from respiratory failure at days 28 (P = .014) and 60 (P = .013) and also demonstrated a statistically significant advantage in likelihood of surviving to day 60 (P = <.001). The study did not demonstrate a statistically-significant difference on the primary endpoint without statistical adjustment for these pre-specified covariates.

Additionally, when controlling for ventilation status and treatment site, a significant advantage favoring ZYESAMI was seen (P=.018), with the largest effect in the subgroup of patients (n=98) treated by High Flow Nasal Cannula (“HFNC”), compared to those treated with mechanical or non-invasive ventilation at tertiary care hospitals. In this group, ZYESAMI patients had a 71% chance of successful recovery by day 28 vs. 48% in the placebo group (P=.017) and a 75% rate of successful recovery by day 60 vs. 55% in the placebo group (P=.036). 84% of HFNC patients treated at tertiary medical centers with ZYESAMI survived to day 60 compared with 60% of placebo patients (P=.007). The finding that patients fared substantially better in tertiary care centers as compared to regional hospitals may be influenced by the intensity of the public health crisis at the regional hospitals that participated in the Intravenous Trial, such centers may have been more resource constrained or faced with high occupancy in their ICUs, including implementation of temporary ICU beds, and shortages of critical care staff. As mentioned before, high ICU occupancy can be associated with higher mortality.

In reviewing our request for Breakthrough Therapy designation (“BTD”) which was denied, the FDA pointed out that BTD can only be awarded for an unmet medical need and that remdesivir is currently labeled for use in patients with COVID-19 respiratory failure. With that insight, we asked Prof. David Schoenfeld, one of the world’s most widely published statisticians with unique expertise in life-threatening diseases of the lung, to conduct an independent analysis of recovery and survival from respiratory failure in patients treated with ZYESAMI after treatment with remdesivir compared to those treated with placebo after treatment with remdesivir. That analysis determined that across all patients and sites of care, treatment with ZYESAMI was associated with a statistically-significant 3-fold increased odds of meeting the primary endpoint (recovery from respiratory failure) and 4-fold increased odds of survival at day 60 (P=.006).

In addition to the primary and secondary endpoints that will be key for Emergency Use Authorization and subsequent drug approval, ZYESAMI met two important secondary endpoints that could be supportive of those approvals and that may qualify ZYESAMI for accelerated approval as anticipated by the 21st Century Cures Act: Blood oxygenation as measured by Respiratory Distress Ratio (RDR) and IL-6 cytokine reduction.

RDR is measured as the ratio of arterial oxygen partial pressure (PaO2) to fractional inspired oxygen partial pressure (FiO2). This ratio (PaO2/FiO2) is also known as the Horowitz index or PF ratio. As patients recover and leave the ICU, PF ratio can no longer be measured because arterial blood gas is no longer obtained. Over the first three days of therapy, however, PF ratio is obtained on the entire study cohort and provides an early indication of biologic response to aviptadil vs. placebo.

Mean RDR was comparable at baseline (aviptadil=112.1, placebo=105.2), with differentiating improvement noted at Day 2 pre-dose (aviptadil=124.6, placebo=107.8; two-sided t-test=0.12) and at Day 3 pre-dose (aviptadil=140.1, placebo=107.7; two-sided t=0.01). A sustained mean numeric advantage at Day 7 pre-dose was seen (aviptadil=139.2, placebo=116.2; two-sided p=0.11). For patients treated at baseline with HFNC, differentiating improvement was confirmed at Day 2 pre-dose (aviptadil=124.4, placebo=93.4; two-sided t=0.01), at Day 3 pre-dose (aviptadil=141.9, placebo=105.4; two-sided t=0.03), and at Day 7 (aviptadil=146.1, placebo=115.2; two-sided t=0.04).

Mixed Model Repeated Measures (MMRM) regression was used to determine whether higher mean RDR was associated with a higher likelihood of achieving the primary endpoint at 60 days. The higher mean RDR seen in aviptadil- vs. placebo-treated participants was predictive of achieving the primary endpoint on MMRM (F 16.0; P<.001).

This biologic effect of aviptadil on RDR is consistent with the improvement in RDR associated with aviptadil reported in the single-center, open-label trial conducted at Houston Methodist Hospital (Figure 1).

Figure 1 Respiratory Distress Ratio in patients treated with aviptadil and placebo. Significant differences in improvement are noted at days 1, 2, 3, and 7 (t-test P<.05) and across the 7-day interval on MMRM (P<.02).

Figure 2 (above left): Percent change from pre-treatment (Day 0) baseline in IL-6. A significant difference is seen between day 3 and day 7 favoring aviptadil (P=.024) with independent significance on days 3 (P=.002) and 7 (p=.06).

Figure 3 (above right): Predicted probability of primary outcome vs. change in Log IL-6 level from baseline to day 7. Increase in IL6 at day 7 predicted >50% of the variance in treatment outcome (R2- .53). Treatment with aviptadil is less likely to be associated with a day 7 increase in IL-6 and is associated with higher probability of primary endpoint success.

Among the subgroup of subjects for whom biomarker data were collected, treatment arm (p=.034) and baseline ventilation status (p=.019) were significant independent predictors of day 60 primary endpoint success, independent of any interaction effects (Figure 2). Type of hospital was not significantly associated with this biological effect. A lower level of IL-6 on Day 7 strongly predicted achieving the primary endpoint and survival at Day 60 (p<.0001) and was collinear with treatment-type (p=.95). Baseline ventilation status (p=.07) demonstrated a trend level of significance as a covariate in this model.

Prospective, administratively-controlled trial of ZYESAMI in highly comorbid patients with COVID-19 (High Comorbidity Open Label)

Youssef (2021) has reported on 21 consecutively admitted patients with Respiratory Failure in Critical COVID-19 and multiple co-morbidities, enrolled under Emergency Use INDs and an Expanded Access Protocol as detailed below. These patients were compared with 24 patients with comparable comorbidity from the same ICU, who were treated by the same clinical team during the same timeframe and who received maximal standard of care (“SOC”). All patients were treated with three successive 12-hour intravenous infusions of increasing doses of aviptadil (50/100/150 pmol/kg/hr). This initial 60 day-trial has now been updated to one year for the purpose of assessing survival. All enrolled patients were followed to one year and survival status was assessed either at a clinic visit or by telephone call initiated by the principal investigator.

Survival

By Kaplan-Meier lifetable analysis (Figure 4), aviptadil-treated patients were 3-fold more likely to survive over one year than were those treated with SOC (Hazard Ratio 0.26; 95% CL 0.12, 0.60). The difference is both dramatic and statistically significant (log rank test: P<.0001).

Figure 4: Survival in patients treated with aviptadil (n=21) vs SOC (n=24) from Time of ICU Admission (Hazard Ratio 0.26; 95% CL 0.12, 0.60)

Time to Recovery

Time to recovery from respiratory failure was similarly analyzed by life table analysis (Figure 5 Youssef et. al. 2021). Respiratory failure was defined by the FDA resource-based criterion (FDA 2021) of requirement for mechanical ventilation, noninvasive ventilation, or high flow nasal oxygen at 20L or greater. A similar 5.5-fold increase in the likelihood of recovery from respiratory failure from the time of ICU admission was seen (55% vs 10%; P=.002) at 60 days. The hazard ratio is 0.115 (95% CL: 0.0254, 0.5219).

Figure 5: Time to recovery from Respiratory Failure. (Hazard Ratio 0.115 (95% CL: 0.0254, 0.5219)

Improvement on Respiratory Distress Ratio (PAO2:FiO2)

As was also demonstrated in the Phase IIb/III trial, Aviptadil-treated patients demonstrated a significant, nearly 3-fold improvement in oxygenation as measured by the Respiratory Distress Ratio (RDR), also known as the Pa02:FiO2 ratio. Control SOC patients demonstrated no significant mean improvement (164 (SD 134) vs. 3 (SD 86): P<.001) (Figure 6). 15 of 21 aviptadil-treated patients demonstrated a 100- point or greater improvement in RDR, compared to 4 of 30 controls (P<0.001). No aviptadil-treated patient demonstrated significant worsening in blood oxygenation, whereas 5 control patients demonstrated a decrement of 100 points or greater (P<.05). The improvement in patients on ECMO was similar to that seen in patients treated with conventional mechanical ventilation. Available data from blood gases showed clear increases in the PaO2:FiO2 ratio after the second dose (median increase = 92.5, IQR = 74) and at 24 hours after the third dose (median increase over baseline = 84.5, IQR = 110). A statistically significant difference in mean improvement is seen in aviptadil-treated patients vs. controls (164 vs. 3: P<.001).

Subsequent follow-up reveals that 7 additional aviptadil-treated patients returned either to home or long- term acute care for a total of 17 (81%), and 1 additional patient has died. In contrast, 2 additional control patients have died, and the remaining 2 were continuing on mechanical ventilation at 60 days. Thus, from a post-hoc perspective, aviptadil-treated patients with Critical COVID-19 were eight times more likely to return to home or long-term care than were patients given SOC.

Figure 6: Respiratory Distress Ratio (PaO2:FiO2) in aviptadil-treated vs. control patients demonstrating statistically significant improvement in RDR among aviptadil-treated patients at 48-96 hours (P<.001).

Changes on Radiographic Appearance

Radiographic evidence (Figure 7) on a subgroup of patients from our first clinical study is currently undergoing formal evaluation by a panel of blinded experts. Full or partial resolution of the “ground glass” parenchymal changes associated with COVID-19 pneumonitis occurred in 17 of 21 aviptadil-treated patients.

Figure 7: Chest x-ray and CT imaging of a patient initially treated while on mechanical ventilation and extracorporeal membrane oxygenation for Critical COVID-19 with respiratory failure, data from a prospective, administratively controlled trial of aviptadil in highly comorbid patients with COVID-19 (High Comorbidity Open Label, Youssef et. al.)

Changes in inflammatory markers

A laboratory panel of inflammatory markers, including LDH, troponin, C-reactive protein, ferritin, D-Dimer, and IL-6 was obtained prior to and post treatment with aviptadil (Figure 8). In all patients, improvement can be seen on each of the inflammatory markers. The largest average percent decrease was seen in C-reactive protein (76% ±3%) and IL-6 (75% ±3%). No patient demonstrated an increase in any of the inflammatory markers. Because of the high mortality rate in the control group, an accurate comparison in cytokine reduction between aviptadil-treated and standard-of-care patients is not feasible.

Decrease in Inflammatory Markers

Figure 8: Decrease in inflammatory markers as a percent change from pretreatment value. The decrease is both clinically and statistically significant (P<.001)

ZYESAMI inclusion in NIH ACTIV3b/TESICO Clinical Trial for Critical COVID-19 and Respiratory Failure (ACTIV3b / TESICO)

Based on the above research, the NIH selected ZYESAMI for further study. Dr. Francis Collins, then Director of the NIH gave a public presentation on September 21, 2021 in which he identified ZYESAMI as having been selected from among 600 candidate compounds and identified it as one of a handful of compounds still under study for critically-ill patients.

ZYESAMI was selected by the steering committee of the Therapeutics for Severely Ill Inpatients with COVID-19 (“TESICO”) protocol funded by Operation Warp Speed through the National Heart, Lung, and Blood Institute and the National Institute for Allergy and Infectious Disease of the NIH. The protocol is part of the NIH Accelerating COVID-19 Therapeutic Interventions and Vaccines (“ACTIV”) public private consortium. This clinical trial anticipates enrolling 640 patients in study sites located in the U.S., the EU, the UK, and Brazil in a factorial design that will compare ZYESAMI to placebo and to Veklury (Remdesivir) both alone and in combination with ZYESAMI for the treatment of critical COVID-19 with respiratory failure. The TESICO trial recruited its first patient in April 2021.

As of March 15, 2022, approximately 465 participants have been randomized in the TESICO trial.

ZYESAMI inclusion in I-SPY Clinical Trial for severe and critical COVID-19 with early or impending respiratory failure (I-SPY)

We signed a contract with Quantum Leap Healthcare Collaborative for the inclusion of ZYESAMI in the I-SPY clinical trial platform, whereby inhaled ZYESAMI was included as part of a panel of four drugs being tested as part of the I-SPY COVID-19 Trial, an adaptive platform trial for critically ill patients. After enrolling and dosing approximately 52 patients with inhaled ZYESAMI in the clinical trial, I-SPY determined that continued administration of ZYESAMI as a nebulized agent for this patient population who are receiving high flow nasal oxygen (6 liters or more) would be futile and has discontinued the study. Patients enrolled in this study were mostly Severe or Critical, and rapidly progressing. This program was targeted at exploring another route of administration for this mostly advanced patient population that could potentially expand the use of ZYESAMI beyond our intravenous route of administration. This futility is most likely driven by the challenges of delivering nebulized medication via mouthpiece to critically ill patients receiving high flow oxygen support (6 liters or more) because the turbulence generated by high-flow oxygen prevents sufficient levels of the drug inhaled by mouth from reaching the lungs, although other factors may also play a role. Administration of inhaled ZYESAMI in populations not on high flow nasal oxygen support (not critical or severe) hence continues to be an area of interest for us. Accordingly, NRx plans to focus on intravenous ZYESAMI in future trials of patients who are rapidly progressing and/or requiring higher levels of oxygen that cannot be reduced, e.g., Critical COVID-19.

Phase IIb/III Clinical Trial for Inhaled ZYESAMI in Early COVID-19 (AVICOVID-2)

Although our initial focus has been on the use of ZYESAMI in patients with critical COVID-19 and respiratory failure (i.e., patients who require ventilation, extracorporeal oxygenation, or high flow nasal oxygen to survive), we received permission from the FDA to test inhaled ZYESAMI in patients with earlier disease. We believe that inhaled drug could reach the ATII cells in the lung better than the intravenous drug, provided patients are still able to inhale normally and do not have inflammatory debris clogging the alveoli. Enrollment for this study of patients with Severe COVID-19 commenced in January 2021. Enrollment in this trial has been paused to review safety and feasibility of this trial in the Severely ill inpatient population. The trial was originally sized and study power calculated based on the assumption that a high proportion of Severely ill patients with COVID-19 would progress to Critical COVID-19 and/or require ICU admission. With advances in the treatment of COVID-19 and a potentially milder strain becoming the dominant strain of COVID-19, it appears that now fewer patients admitted to the hospital with Severe COVID-19 progress to Critical COVID-19 and/or require ICU admission. After having enrolled approximately 40% of the initially targeted number of patients, we are now evaluating the best path forward for this study. Continuing this trial as configured would now likely require a sample size in excess of 600 patients to determine a statistically significant difference on this endpoint (i.e., ICU admission). This inpatient study has been paused while NRx evaluates whether to increase the sample size to this level or change the trial endpoint and possibly enrollment criteria or discontinue this study and focus the nebulized use of ZYESAMI in other patient populations.

Safety of ZYESAMI in treating COVID-19

In each of the intravenous studies described above, the dosing of ZYESAMI specified 3 successive days of one daily 12-hour infusion with escalating doses of 50/100/150 picomol/kg/hr from day 1 to day 3. The treatment emergent adverse event profile indicates that ZYESAMI is a drug that can be safely used for Critical COVID-19 patients in the context of critical case settings. The two most frequent side effects that have emerged are diarrhea (in approximately 1/3 of patients, which was significantly more frequent in the ZYESAMI group) and hypotension. ZYESAMI may cause hypotension, which is also frequently seen in critically-ill patients with COVID-19 and other disorders in the ICU, e.g., sepsis. However, hypotension is routinely managed in the intensive care unit with drugs (pressors) that raise blood pressure. ZYESAMI is not recommended in patients whose hemodynamic profile is critically low and unstable (e.g., Mean Arterial Pressure (MAP) cannot be maintained above 65 with a single pressor agent). Within those limitations, hypotension was seen in 26% of patients treated with ZYESAMI, compared to 21% of patients treated with placebo in our study – a difference that was not statistically significant. No safety signals were identified by the NRx Data Safety Monitoring Board (DSMB) during the NRx clinical trial or expanded access program and thus far, the NIH-sponsored TESICO DSMB has identified no new safety signals following enrollment of approximately 465 patients as of March 15, 2022. Similarly, no new safety signals were identified in the Expanded Access or Right to Try programs.

Extensive nonclinical and human safety data are in IND 149,152 and have been reviewed by the FDA. In pre- EUA meetings, the FDA has noted that toxicology data on file are sufficient for drug approval (REF ID 4650082). In brief, no specific toxicities have been identified across 4 nonclinical species and no lethal dose of VIP is identified in large mammals.

Table 1 identifies the current safety database available for intravenous aviptadil in the treatment of COVID-19 Respiratory Failure.

Table 1: Available Safety Database for Intravenous Aviptadil in treatment of COVID-19

Trial Name	Phase	Route of Admin.	Sponsor	Approximate Enrollment
COVID-AIV	IIb/III	IV	NRx	131 drug/65 control

ACTIV3b/TESICO	III	IV	NIAID NIH	465 of 640, study remains blinded

SAMICARE (Expanded Access)	III	IV	NRx	351 aviptadil only

Right to Try Program	N.A.	IV	NRx	50

AVICOVID-2 (Inhaled ZYESAMI)	IIb/III	Inhaled	NRx	62 of 144 (2:1 aviptadil / placebo, study remains blinded)

I-SPY (Inhaled ZYESAMI)	II	Inhaled	Quantum Leap Healthcare Collaborative	52 aviptadil only arm, stopped

As of March 15, 2022 across the clinical, expanded access and Right to Try programs, we estimate more than 850 patients with COVID-19 had been dosed with ZYESAMI. Of these, we estimate over 750 patients with Critical COVID-19 received at least one intravenous infusion of ZYESAMI. Such patients were being treated in ICUs or within a critical care setting. Physicians and other healthcare personnel were briefed on the use of the drug and the potential for adverse reactions of hypotension and diarrhea. Overall, the safety profile of ZYESAMI has been generally consistent across studies and has been manageable in a critical care setting.

Clinical Trials of Aviptadil in other lung conditions

Aviptadil’s mechanism is promising to help address other lung diseases, including Acute Respiratory Distress (“ARDS”) that is not due to COVID, and other acute and non-acute lung conditions. ARDS accounts for about 200,000 cases in the US. Clinical trials of aviptadil in preparations not formulated by NRx have been conducted and reported by others and are documented in the aviptadil Investigational Medicinal Products Dossier (“IMPD”). We are optimistic that the inhaled form of the drug may show benefit in other lung conditions as well. Phase II studies conducted in the 2008-time frame demonstrated statistically and clinically-significant benefits in the treatment of Sarcoidosis and brief changes in pulmonary arterial pressure in patients with Pulmonary Hypertension. Although initial trials in the treatment of pulmonary fibrosis failed, we intend to further explore treatment of both pulmonary and cystic fibrosis. In addition, we intend to explore other acute and/or chronic lung injury diseases.

ZYESAMI (Aviptadil) Mechanism of Action

Understanding the mechanism of VIP involves a basic understanding of how the lung transmits oxygen from the air to the blood and carbon dioxide from the blood back to the air. The large airways of the lung (bronchi) branch into smaller units (bronchioles), finally ending in miniscule sacs (alveoli) where oxygenation happens. Alveoli are only able to stay open because they are lined with a detergent-like fluid called surfactant and it is the surface tension of this fluid that allows alveoli to stay open, just like the detergent in a soap bubble allows a miniscule drop of water to maintain its structure. Without surfactant, the lung is incapable of oxygenating, causing a lethal condition called “Respiratory Distress.”

Potential mechanism of VIP in protecting pulmonary type 2 alveolar cells from SARS-CoV-2 infection
Pulmonary Alveolar Type II cells make surfactant that is essential for alveolar function and gas exchange
Type 2 cells
Type II cells have a high concentration of ACE 2 receptors on their cell membrane
SARS-CoV-2 virus
ACE2 Receptors
SARS-CoV viruses bind to ACE2 receptors in order to enter the cell. Viral replication and rupture liberates inflammatory cytokines and destroys surfactant production
Cytokines
Type 2 cells
VIP is heavily concentrated in the lung and binds specifically to VIP receptors on Alveolar Type II cells. VIP exerts a broad anti-cytokine effect on immune system cells.
Cytokines
ACE2 receptors
Type 2 cell membrane
VIP
VIP receptors
VIP specifically upregulates surfactant production via upregulation of C-Fos protein and protects Type II cells from cytokines

Copyright © 2020: NeuroRx, Inc., all rights reserved

Surfactant is produced by a small population of cells that comprise only 5% of the lining of the lung, called “Alveolar Type II” (“ATII”) cells. These ATII cells nourish the 95% of the lung cells that are largely passive in their function. ATII cells are specifically targeted by the coronavirus because they have a specific receptor on their surface (“ACE2”) that binds to the spike of the virus. Once the virus binds to the ACE2-receptor, it enters the cell, takes over the nucleus of the cell and makes millions of copies of itself. The virus causes the cell to make inflammatory cytokines, which have lethal effects throughout the body. The virus ultimately causes the cell to rupture (cytopathy), thus releasing millions of virus particles that go on to infect more ATII cells and other cells elsewhere in the body.

VIP’s potential mechanism may be uniquely targeted to protect the ATII cell. Every species of mammal makes an identical form of VIP, suggesting that it has been essential for protecting the lung throughout evolution. In animal models, VIP protects the lung against smoke injury, against acid and other caustic chemicals, and against various infections. It does so by binding to a specific receptor on the ATII cell (“VPAC1”). In the context of the coronavirus, as illustrated in a manuscript by Jonathan Javitt and Jihad G. Youssef, VIP blocks the replication of the SARS-CoV-2 virus in the ATII cell and the production of cytokines, prevents cell death and increases the cell’s production of surfactant.

VIP in detail

As life evolved from aquatic to terrestrial environments, the respiratory epithelium — responsible for exchange of oxygen and carbon dioxide — was required to adapt from contact with a nontoxic aqueous environment to constant contact with atmospheric gasses that are rapidly toxic to epithelial cells. This was achieved via the development of a surfactant layer that lines the air sacs of the lung and both protects the pulmonary epithelium from direct exposure to air while simultaneously maintaining patency of the air sac by creating the biological equivalent of a soap bubble inside each alveolus. The surfactant layer is maintained entirely by the ATII cell and dysfunction or death of this cell population rapidly leads to alveolar collapse. Indeed, the first pulmonary manifestations of COVID-19 are characterized by a ground glass appearance on chest x-ray, indicative of alveolar collapse accompanied by blood oxygen desaturation, well before the lung begins to fill with inflammatory transudates and debris.

COVID-19 pneumonitis and respiratory failure is caused by selective attack of the SARS-CoV-2 virus on ATII cells via their ACE2 surface receptors which are not present in alveolar type I cells (Figure 9). ATII cells occupy just 5% of the pulmonary lining but produce all of the surfactant required to maintain surface tension and achieve oxygenation. Viral replication triggers cytokine production and cytopathy (cell rupture), thus unleashing a lethal “cytokine storm.” Conventional anti-cytokine (particularly anti-IL6 monoclonal antibody “mAb”) drugs have only shown limited ability to absorb this cytokine load once produced, which is a possible explanation for their limited efficacy and in advanced forms of COVID-19.

The pleomorphic role of VIP in protecting the lung

Although named “Vasoactive Intestinal Peptide,” 70% of VIP is concentrated in the human lung, where it plays a number of protective roles. VIP has been conserved throughout evolution such that all mammals make VIP and there are no known variants. VIP plays a key role in human response to both inflammatory and caustic challenges to epithelium, particularly the pulmonary epithelium. The role of VIP in preventing or mitigating numerous forms of experimental lung injury is extensively documented and human trials have demonstrated an effect of VIP in treating ARDS related to sepsis, pulmonary Sarcoidosis, Pulmonary Hypertension, and various forms of asthma/allergy.

VIP binds to ATII cells via the VPAC1 surface receptor. Its pharmacokinetics are short-lived. Recent data from the Oswaldo Cruz Institute in Rio de Janeiro Brazil showed that VIP inhibits SARS-CoV-2 replication in infected human Calu-3 cells and monocytes. VIP significantly reduced the SARS-CoV-2 RNA synthesis, achieving 33% and 45% inhibition at 5 nM and 10 nM, respectively (Figure 10). VIP at 1 nM completely blocked the SARS-CoV-2-mediated cytopathic effect, as measured by LDH levels in the cell culture supernatant.

Conditioned media from infected monocytes treated with VIP was administered to SARS-CoV-2 infected Calu-3 cells and resulted in a 50% reduction of virus replication in these cells. This finding suggests that VIP induced monocytes to release antiviral factors which may increase the resistance of neighboring cells to SARS-CoV-2 growth.

Figure 9: Infection of human type II cells with SARS-CoV. Human type II cells were cultured at an air-liquid interface so as to maintain their state of differentiation and infected with SARS-CoV-1. The viral particles (white arrows) are seen in vesicles near normal-appearing lamellar bodies and mitochondria. (courtesy of R Mason, National Jewish Hosp.)

Figure 10: Effect of VIP on inhibition of SARS-CoV-2 replication in Calu-3 cells with statistically significant inhibition seen at 1 and 5 nM concentration (left). Effect of VIP in preventing cytopathy as measured by supernatant LDH levels in SARS infected Calu-3 cells (right). Source: Temerozo (2020)

Inhibition of Cytokine Synthesis: There is an extensive literature on the role of VIP in blocking cytokine synthesis in the ATII cell and VIP is shown to reduce production of TNFα in both ARDS and Sarcoid. Infected monocytes and Calu-3 cells produce large amounts of IL-6, IL-8, TNFα, and MIF relative to uninfected cells (15,4,12, and 18 times more). Treatment with VIP resulted in 66%, 50%, 66%, and 50% reduction (respectively) in those proinflammatory cytokines in vitro, implying that VIP may offer critical protection to inflamed lungs infected by the coronavirus. As noted above, morbidity and mortality in COVID-19 is widely believed to be associated with release of inflammatory cytokines, particularly IL-6. Across all patients and sites of care in our study, those treated with placebo showed a ten-fold increase in blood IL-6 levels within 7 days of treatment, while those treated with ZYESAMI showed a 2-fold increase (P<.02). Preventing this rise in IL-6 was statistically correlated with improved survival in ZYESAMI- treated patients (P<.0001).

Preservation of Surfactant: If the mechanism of acute lung injury (“ALI”) in SARS-CoV-2 infection was driven by cytokine-induced inflammation alone, steroids and other anti-inflammatory drugs might be expected to have some salutary effect. Lung injuries seen in COVID-19 are increasingly recognized as similar to those in premature infants where loss of surfactant, secreted by ATII cells leads to demise of premature infants despite mechanical ventilation. VIP increases the incorporation of methyl-choline into phosphatidylcholine — the major component of pulmonary surfactant — by enhancing the activity of the enzyme choline-phosphate cytidylyltransferase.

Inhibition of Cytopathy: In addition to empirical observations that VIP blocks coronavirus-induced cytopathy, there is substantial literature which demonstrates that VIP is a proven inhibitor of activation-induced perforin, as well as of granzyme B and therefore actively contributes to the reduction of deleterious proinflammatory and cell death-inducing processes, particularly in the lungs. Caspase-3, has been identified as a key mediator of apoptosis in mammalian cells via its role in cleaving a variety of substrate proteins and inducing DNA fragmentation. In animal models of ALI, caspase activity is significantly increased compared to its activity in normal lungs and VIP is shown to suppress caspase activation.

Supporting Data Suggestive of Biological Effect

Phase I and II Clinical Data on the use of VIP in Pulmonary Disease

A Phase I study in patients with ARDS related to sepsis, a condition associated with high mortality and/or complications, demonstrated clinical improvement in seven of eight patients and long-term survival in six (with the seventh dying from an unrelated myocardial infarction). Additionally, there were meaningful reductions in circulating TNF-α and improvement in blood oxygenation while on ventilator (Youssef et. al. 2021).

Following this acute care finding in Phase I, the sponsor at the time (Biogen) elected to focus on chronic lung disease and initiated Phase II human studies in sarcoidosis, pulmonary fibrosis, and pulmonary hypertension. Substantial reduction in cough and dyspnea was documented in sarcoidosis with inhaled aviptadil four times daily. A significant reduction in TNF-α, release from bronchial washing T cells was measured, along with a statistically significant reduction in CD4/CD8 ratio, a well-accepted measurement of immune response. Intravenous safety data is detailed in the IMPD and is on file with the FDA.

In brief, the No Adverse Effect Level as accepted by the FDA is 200μg/kg/day. The doses of aviptadil contemplated in this study are less than 10μg/kg/day, yielding a 20x threshold between the contemplated dose and the lowest possible toxic dose. The IMPD documents numerous safety studies in normal volunteers and efficacy studies in aviptadil, showing that aviptadil has the potential to lower blood pressure and to cause diarrhea, both of which may be dose limiting side effects in some patients but are readily managed in an ICU / critical care setting.

Human Case-Control Study of VIP Association with COVID-19 Survival

Plasma levels of VIP are elevated in patients with severe forms of COVID-19, compared to normal controls and elevation in VIP is correlated with severity of COVID-19 inflammation (r2 0.16; P<.01; Figure 11, Temerozo 2020) A case-control study was undertaken at the Oswaldo Cruz Institute in Rio de Janeiro in 25 patients with critical COVID-19 and respiratory failure. VIP levels were correlated in survivors (n=12) vs. non-survivors (n=13) of those who received maximal intensive care with ventilation COVID-19 respiratory failure. A significantly higher level of VIP is documented among survivors (P<.05).

Figure 11: Case-control study (i.e., non-intervention study) of endogenous circulating VIP levels COVID-19 in survivors and non-survivors in a single ICU. Note the statistically significant higher level of circulating VIP among survivors (P<.05). Source: Temerozo (2020)

Non-Clinical Safety Studies of Aviptadil Overview

We were granted rights to toxicology, clinical pharmacology and pharmacokinetics data assessed in humans and in four other species by Relief Therapeutics. These nonclinical data have been deemed by the FDA in written communication to be sufficient to support an NDA.

Relief Therapeutics’ predecessor company, Mondo Biotech, undertook development of aviptadil in partnership with Biogen and took joint advice from the FDA and EMEA. Three Type B meetings were conducted with the FDA between 2006 and 2010, which resulted in a complete package of nonclinical studies produced in four species (mice, rats, dogs, and primates) to support intravenous and inhaled use of aviptadil. Those studies, which have been filed under FDA IND 149,152 include pharmacokinetics, pharmacodynamics, safety pharmacology (cardiovascular), acute toxicity, repeat dose toxicity, reproductive toxicity, and local tolerance. The FDA has agreed in writing that all NDA-clearing non-clinical studies have been performed and has agreed to accept the non-clinical data on a rolling basis in advance of clinical safety and efficacy data.

Source and Manufacture of Drug Substance

Our initial source of drug substance for ZYESAMI of aviptadil was supplied by Bachem Americas (Torrance, CA). A Drug Master File (DMF)has been established with the FDA by Bachem Americas to which we have been granted Right of Reference. We contracted with Bachem Americas to supply 1 KG of aviptadil during the first quarter of 2021. We have additionally contracted with the Polypeptide Group to supply aviptadil. The Polypeptide Group’s material has not yet been qualified by the FDA for human use and this qualification is anticipated as part of our NDA for ZYESAMI. We have contracted with the Polypeptide Group for 7 KG of aviptadil and, as of the date of this annual report, 4 KG have been released to us.

On October 8, 2021, the Company submitted an updated manufacturing module to its IND that contained documentation confirming that Nephron Pharmaceuticals, Inc. is in a position to provide commercial supply of ZYESAMI. On November 8, 2021, the FDA communicated with the Company that the manufacturing update had been reviewed and that no “clinical hold” items had been identified (this is the regulatory language that allows an investigational product to be given to patients). This module will now be used as part of the FDA’s rolling review process supporting a potential NDA for ZYESAMI.

In November 2021, the Company announced receipt of the FDA’s response to NRx’s October 8, 2021 submission of updated manufacturing information for ZYESAMI. The completion of this review, without the imposition of any clinical hold by the FDA, enables NRx to distribute ZYESAMI, produced at commercial scale, under Good Manufacturing Practices (GMP) for clinical trials and other future purposes approved in future regulatory actions. NRx will continue working with the FDA to complete the chemistry, manufacturing, and controls (CMC) review that will ultimately be required for any potential drug approval.

The Company has initiated a parallel manufacturing process to provide a second source of supply in the US and to conform to EU and UK standards. In October 2021, the Company announced that a European Qualified Person (“QP”) audit was conducted, and no major deficiencies were identified, thus clearing ZYESAMI’s use in EU investigational programs. NRx is awaiting a QP Declaration that is required by the EU regulatory authorities for the release of ZYESAMI as an investigational drug in Europe. The audit was completed in preparation for submission of European Union (EU)-standard ZYESAMI to EU and United Kingdom health regulatory authorities. Under EU law, a QP Auditor is responsible for certifying that each batch of a medicinal product meets all required provisions when released from a manufacturing facility within the EU or imported into the EU.

Basis for Formulation and Initial Stability

Originally, aviptadil was supplied in normal saline for human use and, in this form, has demonstrated clinical benefit in open-label studies (Figure 12). The inventor, Dorian Bevec, MD, a former consultant to our Company, led the inhaled use trials for sarcoidosis, asthma/allergy, and pulmonary hypertension, and observed the intravenous Phase I trial. However, the lyophilized formulation that includes Polysorbate 80, sucrose, and mannitol is believed to result in peptide aggregation and was abandoned by Mondo Biotech in 2009. Addition of citrate buffer and EDTA causes decreased potency and purity by 28 weeks.

Figure 12: Purity and potency of aviptadil in saline vs buffer systems over 18 months

Bachem’s stress test data on aviptadil stated that aviptadil in saline is stable for at least 77 weeks at 5°C. These data were not successfully replicated by NRx using modern, validated chromatography techniques at two different cGMP manufacturers. In January 2021, we advised Relief Therapeutics that we were abandoning Relief’s original formulation approach and embarking on a new approach in conjunction with Nephron Pharmaceuticals and Nextar, Ltd. in order to develop a long-term stable liquid formulation of ZYESAMI.

Future approaches to manufacturing and delivery of ZYESAMI

Although we believe that we have created viable approaches to the delivery of ZYESAMI suitable for intravenous use, we continue to search for additional approaches that will render ZYESAMI more convenient for patients, including inhaled use in an outpatient setting. On August 2, 2021 we announced a development relationship with Mannkind, Inc. (“MNKD”) under which we will explore the use of MNKD’s Technosphere® platform for the formulation of ZYESAMI. This platform has successfully been implemented to develop an FDA-approved form of inhaled insulin (Afrezza®) that is currently marketed in the U.S. and globally.

Digital Health Solutions for decentralized clinical trials of ZYESAMI

During the COVID pandemic, conduct of clinical trials evolved to include rapidly deployable capabilities to remotely manage challenges associated with traditional in-person monitoring, study site management and patient monitoring. As we contemplate future trials of inhaled ZYESAMI in the outpatient setting, we require solutions that track patient use of our inhaled medication. In addition, the Company expanded its digital technology capabilities to encompass remote tracking of pulse oxymetry after nebulized delivery of medication via the Company’s contract with PillTracker Ltd., a related party.

CNS Product Portfolio: Acute Suicidal Ideation and Behavior in Bipolar Disorder

Background of the CNS Portfolio

Our CNS portfolio is based upon fundamental scientific discoveries of Daniel Javitt, MD, PhD, a Professor of Psychiatry at Columbia University and co-founder of NRx. In 1987, Daniel Javitt discovered the role of blocking the brain’s NMDA receptor (a molecule on the surface of brain cells) in producing psychosis. The discovery was made in the context of attempting to determine the molecular mechanism by which phencyclidine (angel dust: a once popular drug of abuse frequently added to cannabis) caused acute psychosis in a high proportion of users. Daniel Javitt discovered that phencyclidine exerted its psychotogenic action by blocking the NMDA receptor and devoted the balance of his ongoing career to studying the brain chemistry of schizophrenia, depression, and related disorders. Daniel Javitt is one of the most widely published scientists in molecular psychiatry.

About 10 years after Daniel Javitt’s original discovery, it was learned that NMDA inhibition is the mechanism by which ketamine, dextromethorphan, and other NMDA antagonists exert their antidepressant effects. Daniel Javitt subsequently made the seminal observation that when an NMDA antagonist, specifically DCS, is combined with a traditional (serotonin-targeted) antidepressant or antipsychotic, the two drugs have a synergistic effect wherein antidepressant activity is enhanced and side effects are decreased. Daniel Javitt explicated the mechanism of this synergy in multiple non-clinical models. The discovery has led to a broad patent portfolio now owned by us and to the development of NRX-101, the first investigational drug specifically targeting bipolar depression with suicidality.

NMDAR-based treatment for bipolar depression

NRX-101 is a dual-targeted sequential therapy regimen (the “NRx Pharmaceuticals Sequential Therapy”) consisting of an initial treatment with NRX-100 (intravenous ketamine) followed by 6-week treatment with NRX-101 (combined DCS and lurasidone). The treatment is intended for rapid stabilization of individuals with acute suicidal ideation and behavior related to acute exacerbation of depressive symptoms in individuals with bipolar disorder, followed by longer term stabilization to permit resolution of the crisis. The drug is intended for treatment of both depression and acute suicidal ideation and behavior (“ASIB”) in individuals with an acute depressive decompensation in bipolar disorder.

Background on the indication

Bipolar disorder, formerly known as manic depressive disorder, is a well-established psychiatric diagnosis. According to the NIH, an estimated 2.8% of the US adult population had bipolar disorder in the past 12 months, and the lifetime prevalence is 4.4% of adults in the U.S. The risk of ASIB is uniquely high in patients during bipolar depressive episodes, compared to those with MDD, thought disorders, and personality disorders. Lifetime suicide behavior occurs in 25% to 56% of people with bipolar depression. It is possible that a significant portion of the approximately 46,000 deaths in 2020 from suicide in the U.S. were associated with bipolar depression. Substance abuse is high in this population and death due to drug overdoses are generally not counted as suicides. Furthermore, according to the CDC, the COVID-19 pandemic increased many of the risk factors for suicide. Patients with bipolar depression are 20-30 times more likely to attempt suicide than the general population. Some epidemiological study data suggests that over the course of 5 years, approximately 1 in 5 patients suffering from bipolar depression may attempt suicide or have serious thoughts about attempting suicide. The overall rate of death by suicide among bipolar patients is approximately 10-30 fold greater than that of the general population. Those who have attempted suicide are at significantly higher risk to experience another suicide attempt or die by suicide. Thus, ASIB in bipolar depression has uniquely lethal clinical characteristics.

Current Treatment Options for ASIB in Bipolar Depression

Despite its lethal characteristics, there are no approved pharmacologic treatments for patients with ASIB in bipolar depression. As a result, ECT, often combined with inpatient psychiatric care, remains the only FDA-approved treatment for patients with ASIB in bipolar depression, despite ECT’s well-documented side effects that include memory loss and confusion, along with its high cost. In recent years, several combined D2/5-HT2a antagonists have been shown to have efficacy in treating bipolar depression (olanzapine/ fluoxetine combination, quetiapine, and lurasidone) with treatment guidelines endorsing common use as first-line standard-of-care treatment in acute bipolar depression. While these medications are effective at reducing overall symptoms of depression, they do not specifically reduce suicidal ideation, and may potentially increase the risk of suicide. In the two bipolar depression registration studies of lurasidone, individuals with active suicidal ideation were specifically excluded because of concerns regarding the possibility of exacerbating suicidality. Similarly, acutely suicidal patients are routinely excluded from clinical trials of other experimental anti-depressive agents. Thus, ASIB in bipolar depression represents a major unmet medical need that must frequently be treated with voluntary or involuntary hospitalization under highly supervised conditions and in some cases the use of ECT.

Whereas all approved drugs for depression act primarily through monoaminergic mechanisms, the serendipitous discovery that ketamine can have a rapid and profound effect on depression and suicidality led to the realization that the glutamate system and the N-methyl-D-aspartate receptor (“NMDAR”) may also play an important role in depression and suicidality. In our Phase IIb/III registrational study, acutely suicidal and depressed bipolar patients will receive a single low dose of IV ketamine to determine clinical response. Patients who respond with an acute improvement of suicidality and depressive symptoms to ketamine (NRX-100), in a separate study will receive NRX-101 orally twice daily for up to six weeks to determine if NRX-101 may prolong the resolution of depressive symptoms and time to clinical relapse versus lurasidone.

Rationale for Developing NRX Sequential Treatment

NRX-100, an IV infusion of ketamine to induce acute response, is taken in conjunction with NRX-101, a fixed-dose combination oral capsule composed of DCS and lurasidone to maintain remission from acute suicidality in acutely depressed bipolar patients. Congruent with our strategy of applying innovative science to known molecules, the NRx Sequential Therapy takes advantage of the unique synergistic confluence of three FDA-approved drugs with long histories of safety: DCS, lurasidone and ketamine.

DCS is a broad-spectrum antibiotic approved for the treatment of tuberculosis (Seromycin, or Cycloserine). DCS has been used in millions of patients and has a well known safety profile. Its antidepressant effects were first noted as a serendipitous observation in individuals with co-morbid tuberculosis and depression receiving high-dose DCS treatment for anti-tuberculosis therapy and subsequently confirmed in a prospective investigation. However, these were not pursued further at the time because of the liability of DCS to induce significant psychotomimetic side effects when given at high dose. The interaction of DCS with the NMDA receptor was first demonstrated in 1989, leading to some interest in NMDAR blockers as potential antidepressant treatments. For example, both DCS and the related compound ACPC were shown to be active in mice, using the forced swim test for depression.

High-dose (>500 mg) DCS was subsequently shown to reduce persistent depressive symptoms in patients with MDD despite adequate treatment with approved antidepressant agents. A slow DCS titration was used, with 250 mg/dX3 days, followed by 500 mg/d for 18 days (i.e., until end of week 3); followed by 750 mg/day for 1 week (i.e., until end of week 4), followed by 1000 mg/day (i.e., until end of study). In the study (Figure 13), significant beneficial effects were observed in 13 subjects vs. placebo control with SSRI- nonresponsive depressive symptoms. The improvements were manifest within two weeks and persisted throughout the six-week treatment period. These data suggest a >0.9 effect size. Statistical separation between groups was observed by end of week 4, i.e., within 1 week of initiation of a dose >500 mg/day. An unexpected finding of the study was that psychotomimetic effects of combined DCS and antidepressants were minimal, suggesting unexpected synergy between the two components of the treatment.

Lurasidone is an atypical antipsychotic with approval for the treatment of depressive episodes associated with bipolar depression in adults and pediatric patients (10-17 years old) as a monotherapy and as an adjunctive therapy with lithium or valproate in adults.

Ketamine HCl is a dissociative, rapid-acting general anesthetic for intravenous or intramuscular injection, approved for surgical anesthesia. Ketamine has been shown in multiple randomized clinical trials the potential to rapidly reduce depressive symptoms and also suicidal ideation. However, the clinical effect has been demonstrated to diminish three to seven days post-dose when used intravenously and two days post-dose when the S-enantiomer is delivered intranasally. Ketamine is classified as a schedule III substance under the Controlled Substances Act, due to its potential for addiction.

Whereas ketamine is a direct NMDA channel blocker, which binds to the phencyclidine binding site, DCS in high doses has an NMDA-antagonist effect mediated through interaction with the glycine binding site. This effect is apparently unrelated to its properties as an anti-infective. By combining the potential of DCS to extend the anti-depressant effects of ketamine with the antipsychotic properties of lurasidone, the NRx Pharmaceuticals Sequential Therapy has the potential to stabilize individuals with bipolar depression during acute crisis and address a serious medical need.

Ketamine HCl, infused at 0.5 mg/kg IV over 40 minutes has been shown to induce acute reductions in suicidality and depression in patients with bipolar depression, relative to control. Numerous reports have documented approximately a 50% reduction in the MADRS and up to a 75% reduction in suicidality following a single infusion of ketamine in patients with suicidal ideation and depression. While the long-term repeat use of ketamine for psychiatric indications may be concerning to some, DCS, when combined with Selective Serotonin Reuptake Inhibitor (“SSRI”) antidepressants in patients with treatment resistant depression, and when combined with atypical antipsychotics, in particular lurasidone, has shown separation from control and ability to maintain remission from suicidality and depression over 6 weeks with oral use.

Figure 13: Effect of DCS on persistent depressive symptoms in MDD, when added to existing anti-depressants (Heresco-Levy et. al. 2013).

Preclinical observations

Cross-species translation of DCS effects is based upon plasma level, such that NMDAR antagonist effects are observed consistently at plasma levels >25 μg/ml (~250 μM). This plasma level is achieved in rodents with doses >30 mg/kg and in humans with doses >10 mg/kg. Evidence for functional target engagement at these doses comes from 1) rodent behavioral studies, 2) clinical studies of DCS in schizophrenia, and 3) clinical studies of DCS in depression.

Effects of DCS on NMDAR activation were first evaluated in 1990 by Hood et al., 1989 who noted inhibition of NMDAR activation by DCS at doses similar to our proposed active dose. These effects were subsequently confirmed by Watson et al., 1990, and the issue of high-dose antagonist effects of DCS were extensively discussed by Lanthorn et al., 1994.

The majority of rodent behavioral studies conducted with DCS used doses of DCS of 30 mg/kg produced significant dose-dependent anxiolytic effects in the fear-potentiated startle assay that were similar to those produced by the known NMDAR glycine-site antagonist 7-chlorokynurenate. The authors state as follows: “…the results of the present study show that D-cycloserine exhibits anxiolytic activity at higher doses, an effect consistent with antagonist activity,” and also argue for potential effectiveness of DCS in treatment of anxiety- and fear-related disorders including generalized anxiety disorder or PTSD.

NRX-101 Safety

Figure 14: Rodent neurotoxicity study showing “Olney lesions” induced by the NMDAR channel blocker MK-801 (light green regions). No significant neurotoxicity was observed for DCS.

A major concern with use of agents that block the channel site of the NMDAR is their propensity to induce neurotoxicity within frontal brain regions (“Olney lesions”) with extended or higher levels of exposure. This propensity for neurotoxicity has been observed with direct channel-blocking NMDAR agents, but has not been observed with any glycine-site modulator, such as NRX-101. The concern regarding neurotoxicity has caused the FDA to issue new guidance for the development of NMDAR-targeted antidepressants, requiring neurotoxicity studies, according to FDA-agreed protocols. This element of NMDAR-targeted antidepressant use may become increasingly relevant in coming years, because drugs containing ketamine and dextromethorphan, two molecules with known neurotoxic potential in humans have been proposed for repeated administration in the treatment of depression.

We took advice from the FDA in 2016 and conducted a rodent neurotoxicity study according to a protocol agreed in advance between the FDA and NRx Pharmaceuticals. The combination of the drugs for the NRx Pharmaceuticals Sequential Therapy (DCS, lurasidone, and ketamine) were tested according to this protocol and found to have no evidence of neurotoxicity (Figure 14) demonstrating safety factors of 4-fold, 16-fold and 7.4-fold for ketamine, DCS, and lurasidone, respectively. Each of the proposed drugs has a long history of safe use in humans, and their adverse event profiles are well characterized.

Figure 15. Relative effects of DCS and ketamine on rodent self-administration, showing a significant difference between ketamine and DCS, and no significant difference between DCS and saline. Source: Psychogenics,

Inc.

Direct channel-blocking NMDAR-targeted antidepressants have shown substantial propensity for addiction and abuse liability, a propensity that has not been seen with glycine site modulators. This propensity may be related to theories that have been advanced indicating that such agents also bind to opiate receptors. DCS has also been investigated in a drug-abuse liability assay using intravenous self-administration. Both ketamine and S-ketamine are known to have significant abuse liability and support self-administration in rodents. Substantial abuse liability is also known in association with dextromethorphan. We conducted a rodent abuse liability study in which, the relative abilities of ketamine, S-ketamine and DCS to support self-administration were investigated in animals trained to self-administer ketamine (Figure 15). As expected, both ketamine (gray bar) and S-ketamine (yellow bar) significantly replaced ketamine, consistent with high clinical abuse potential. DCS did not significantly replace ketamine in this assay, consistent with lack of reported clinical abuse despite >50 years of clinical use.

NRx Pharmaceuticals Sequential Therapy (NRX-100 Followed by NRX-101) for the Treatment of Acute Suicidal Ideation and Behavior in Bipolar Depression: the STABIL-B Study

An initial study was conducted to confirm the selected dosing levels for DCS and lurasidone and evaluate the NRx Pharmaceuticals Sequential Therapy approach. The study enrolled patients with severe bipolar depression and acute suicidal ideation and behavior. Severe depressive symptoms are defined as a score of 30 or higher on the Bipolar Inventory of Symptoms Scale (“BISS”) derived MADRS score (“BDM”). Active suicidal intent with or without plan, but requiring hospitalization, was defined as a score of 4 or 5 using the Columbia Suicide Severity Rating Scale (“C-SSRS”). In Stage 1, all subjects received treatment with a blinded infusion of ketamine (0.5 mg/kg) or saline. Response to Stage 1 was defined as 25% improvement in BDM, and C-SSRS 3 or less. Responders to Stage 1 were entered into a 6-week double-blind comparison study of NRX-101 vs. lurasidone alone. The objective of the study was to demonstrate significant superiority of NRX-101 vs. lurasidone alone for maintenance of improvement and prevention of relapse following initial successful IV ketamine treatment.

Dosing: Target doses were used of 950 mg for DCS and 66 mg for lurasidone. Both compounds were titrated upwards over the initial 5-d of treatment. Flexible dosing was permitted to allow dose reduction for side effects, or dose increases for agitation.

Endpoints: The primary endpoint consisted of relative change in BDM score between NRX-101 and lurasidone. Secondary endpoints included suicidality, as reflect in both C-SSRS score and clinician-rated global suicidality impression score (“CGI-SS”) and relapse.

Study results:

Stage 1: 22 subjects entered Stage 1. 17 were assigned to IV ketamine (NRX-100) and 5 to saline. All subjects showed significant response to treatment and were entered into Stage 2.

Stage 2: Data were analyzed for the 17 subjects who responded to IV ketamine in Stage 1. These subjects were randomized to either NRX-101 (n=12) or lurasidone alone (n=5). Sequential treatment with ketamine/NRX-101 significantly reduced depression symptoms compared to sequential treatment with ketamine/lurasidone alone (p=.032) in a last-observation carried forward (“LOCF”) analysis. In a parallel MMRM analysis, a statistical difference of p=.09 was observed between groups. In addition, there were no relapses during NRX-101 treatment (0/12, 0%) vs. 2 relapses in the lurasidone alone group (2/5, 40%). The between-group significance level of p=.0735 was not significant but showed feasibility of detecting a difference with larger samples given a similar response pattern.

In LOCF analyses of secondary endpoints, a significant between-group difference was also observed both for C-SSRS (p=.02) and for CGI-SS (p=.019). These findings suggest clinically noticeable between-group differences in liability for return of suicidality following initial ketamine treatment. Both effects were non-significant (p =.11; p=.15) on MMRM analysis.

Figure 16: Change in depression score during Stage 1 and Stage 2 of the STABIL-B study. All subjects improved significantly in Stage 1. In Stage 2, subjects assigned to NRX-101 showed no significant worsening of depression, or reversion toward pre-Study 1 baseline. By contrast, significant worsening was observed in the lurasidone alone group. The mean difference in BDM score through day 42 was 7.7 points (p=.032 between groups), which was considered a statistically large effect (d=1.60). Source: NRx Pharmaceuticals

No significant treatment-related safety issues were observed in either group, and no deaths were reported in the study. Plasma DCS levels achieved during the study were within the range expected based on prior human PK studies.

Study interpretation

Overall, these results support continued development of NRX-101 for maintenance of clinical benefit in both depression and suicidality following initial successful treatment with IV ketamine. Significant between group differences were observed on LOCF analysis for both depressive symptoms, which was the prespecified primary endpoint, and for suicidality, which was a pre-specified key secondary endpoint. For suicidality, significant LOCF differences were observed not only for formal suicidality ratings, but also for clinical impression, suggesting clinically meaningful effect.

Although the differences were not significant in the MMRM analyses, the magnitude of between-group differences suggested that a sample size of 72 subjects would be sufficient to achieve clinical significance given similar magnitude of effect. In addition, the study supported feasibility of the sequential NRX-100/ NRX-101 treatment approach and supported continued use of the combined DCS/lurasidone formulation.

Ongoing Phase IIb/III clinical trial

Our Phase IIb/III study is aimed at investigating the effects of NRx Pharmaceuticals Sequential Therapy with IV ketamine (NRX-100) following by combined DCS + lurasidone (NRX-101) vs. ketamine-lurasidone alone. This study uses a more rapid titration schedule for DCS than was used in STABIL-B, which permits proposed therapeutic dosing levels to be obtained more rapidly. Otherwise, the study methodology remains similar. The objective of the study is to replicate findings from both the Kantrowitz et al., 2015 study and STABIL-B trial showing rapid remission of symptoms on initial ketamine treatment, followed by maintained improvement throughout the 6-week NRX-101 treatment period. The primary hypotheses are that NRX-101 will be superior to lurasidone alone in maintenance of remission following initial successful ketamine treatment, as reflected both in a significant between-group separation on depression and suicidality scores as rated by the MADRS and C-SSRS scales, and in prevention of clinician-rated relapse. The study is being conducted under a SPA with the FDA, and the treatment has been granted breakthrough status. The study’s targeted enrollment of 72 subjects aged between 18-65 who will be randomized 2:1 to NRX-101 vs. lurasidone. Recruitment was halted in February 2020 due to concerns about COVID-19. Because of this pause, and our upcoming readiness of commercial drug supply, we anticipation initiating a new study with the same protocol with this new drug supply in the second half of this year.

Clinical Objectives

Our clinical objective is to offer patients the clinical benefit of rapid reduction in symptoms of depression and suicidal ideation that has been observed with intravenous ketamine, while maintaining that benefit with a daily oral agent that does not have ketamine’s potential for abuse and psychosis, and/or required supervised administration. NRX-101 is designed to offer an oral, rapid-onset and sustained home-use therapy that can significantly extend ketamine’s proven anti-suicidal and antidepressant benefits without the drawbacks of ketamine.

We believe that NRX-101 possesses potential development advantages over competing solutions. These include:

•	Initial focus on bipolar depression with ASIB and SSIB. Competitors’ pipeline products are focused on MDD and exclude bipolar patients from clinical trials.
•	Use of pharmaceutical ingredients for oral therapy for which data indicates they are devoid of adverse properties, or for which certain adverse properties may not be of concern:
•	Lack of habituation and addiction. Ketamine and esketamine are DEA schedule III controlled substances and known to be potentially highly addictive. Preclinical habituation studies show no addiction potential for NRX-101 and there is no reported history of abuse of DCS in more than 60 years of human use.
•	Hallucinations and vomiting has not been reported or been a concern in our clinical studies with NRX-101. Ketamine and some of its derivatives have been associated with hallucinations and other dissociative side effects in numerous clinical studies. Ketamine and esketamine must be administered under medical supervision. For intransal esketamine (an approved intranasal ketamine derivative for psychiatric use) blood pressure spikes, nausea and vomiting are frequent adverse events. Its label requires the drug to be administered under medical supervision and monitoring of blood pressure.
•	Our preclinical studies showed no neurotoxicity: Ketamine and other NMDA blocking drugs have the potential to cause brain cell death when abused / used over extended periods of time and recent FDA guidance requires that proposed NMDA-targeted antidepressants prove the lack of neurotoxicity on histological studies.

Additional Potential Psychiatry Products

Our intellectual property estate enables us to pursue additional combinations of known molecules. The majority of patients with depression have MDD. Additionally, PTSD is an area of high unmet need for which there are very few pharmacological treatment options. PTSD can also be associated with suicidality and depression, in particular severe PTSD. Whereas episodes of depression in bipolar disorder are episodic and tend to resolve in two to three months, depression is a chronic feature of MDD, and it can also be associated with PTSD. NRX-102, which we expect to pair a fixed dose combination of DCS with Mirtazapine, a currently-approved antidepressant. In the 2013 Phase II study, clinical data demonstrate the potential efficacy of DCS in combination with an SSRI antidepressant versus an SSRI antidepressant alone in treating patients with treatment-resistant MDD. We expect to continue the exploratory preclinical development of NRX-102. Further, we have identified additional 5-HT2A antagonists that may be appropriately paired with DCS. We are also further guided by preclinical data disclosed in our patents and publications which demonstrates that DCS may inhibit the akathisia induced by SSRI antidepressants.

Existing clinical data have shown DCS to be a useful initial therapeutic agent with which to target the glycine site on the NMDA receptor. However, DCS has mixed agonist/antagonist effects and its antagonist properties are only manifest at high doses of DCS. We have identified other small molecule NMDA antagonists that are effective at lower doses and may be paired with 5-HT2A antagonists in order to yield a dual-targeted pro-drug. Accordingly, we plan to explore design initiatives to develop candidate prodrugs that will expand on the dual-targeted properties of NRX-101 and NRX-102.

NRX-201/202 will target bipolar depression and MDD/PTSD, respectively, and are anticipated to replace the DCS component of NRX-101/102 with a molecule that is more specifically targeted than DCS at the same glycine site target. Our patent portfolio includes issued and pending claims for many such dual- targeted combinations.

BriLife Vaccine for COVID-19

On July 11, 2021, the Company entered into a Memorandum of Understanding (the “MOU”) with the Ministry of Defense of the State of Israel that granted NRx the right to negotiate an exclusive worldwide license to develop and market the BriLifeTM vaccine, which has been developed by Israel Institute for Biological Research (“IIBR”). However, after investigating the manufacturing requirements of the vaccine, the expected regulatory path for approval in Israel and the EU, the commercial opportunity, and the financial commitment required for development of the vaccine, the Company decided not to continue with the project. We plan to effect a transition in consultation with the IIBR. This decision was communicated to the IIBR in a letter dated March 20, 2022.

As part of the Company’s consideration of the vaccine project, the Company entered into a Shareholder Agreement, dated October 15, 2021 (the “Agreement”), with Shimshon Hen and David Sepiashvili, each an Israeli citizen (the “Consultants”), under which the Consultants agreed to provide certain consulting services, and which set out a framework for establishing a potential joint venture between the Consultants and the Company that would have been responsible for the development and commercialization of the BriLife vaccine. Pursuant to the terms of the Agreement, the Company issued an aggregate of 4,000,000 shares of the Company’s Common Stock to the Consultants on October 20, 2021 under the Company’s 2021 Omnibus Incentive Plan. The Company is evaluating its options with respect to the Consultants.

Summary of NRx Material In-licensing Obligations

NRX-100/101

Glytech Development and License Agreement (“Glytech DLA”)

We have entered into the Glytech DLA, dated May 2, 2016, which amended and restated an earlier agreement dated August 6, 2015, and which was further amended on four occasions by written agreements dated October 19, 2016, June 13, 2018, April 16, 2019 and December 31, 2020.

The License

Pursuant to the Glytech DLA, Glytech granted to NRx an irrevocable, perpetual, exclusive (even as to Glytech) royalty-free license, with the right to sublicense, to use the Licensed Technology (as defined below) to develop, manufacture and offer for sale drug products for the treatment of depression and suicide associated with bipolar disorder in humans, including all products containing (a) DCS (including metabolites and structural variants thereof) combined with an antidepressant agent or an antipsychotic agent (including but not limited to lurasidone), or (b) DCS (including metabolites and structural variants thereof) for treatment of all types of bipolar, depressive and/or anxiety disorders and/or symptoms thereof. The key composition of matter patent (U.S. Patent No. 10,583,138) that supports NRx was assigned to us by Glytech in January 2021 and is no longer the subject of a license grant under the Glytech DLA; and (2) Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology (as defined below) which are not essential for the manufacture or sale of NRX-101 to NRx for no additional consideration at any time upon receipt of written notice from us if, on or prior to August 6, 2022, (i) the value of the Glytech equity holdings in NRx (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days). NRx believes the criteria have been met pending the registration of Glytech shares.

Glytech also agreed to transfer and assign the Licensed Technology and the Excluded Technology to us for no additional consideration simultaneously with the closing of a merger, acquisition or other transaction involving NRx, where, as a result of such transaction, Glytech receives at the closing thereof, by virtue of its status as a stockholder of NRx, at least $50 million in cash proceeds.

As used in this section of the Glytech DLA, the term “Aggregate Liquidity Value” for any given date means the sum of each trading day’s Daily Liquidity Value during the Eligible Measurement Period applicable for such date, and “Daily Liquidity Value” for any particular trading date means the aggregate proceeds Glytech would receive if it sold that number of shares of Glytech Equity on such trading date equal to 5% of the total number of shares of Common Stock or successor stock sold on such trading date. “Licensed Technology” means the patent rights and know how that disclose, describe or claim subject matter relating to use of DCS in combination with one or more antidepressants or one or more atypical antipsychotics (e.g., lurasidone) that are controlled by Glytech or its affiliates. “Excluded Technology” means any other patent right and knowhow owned by Glytech that does not relate specifically to compositions containing either DCS or lurasidone.

NRx Obligations

The Glytech DLA imposes certain obligations on NRx in connection with maintaining the Glytech License, which include:

•	NRx is required to pay to Glytech a fixed annual support payment in the amount of $250,000 per year and to reimburse reasonable, documented travel expenses not exceeding $50,000 per year to support travel to meetings related to patent prosecutions.
•	NRx has assumed responsibility for the payment of ongoing patent prosecution costs and related costs required to perfect the Licensed Technology and related intellectual property rights.

•	Prior to the assignment of the Licensed Technology and Excluded Technology by Glytech to NRx (such date, the “Assignment Date”), NRx is required to pay or reimburse Glytech for the full costs of defending any patent rights included in the Licensed Technology and Excluded Technology.
•	Prior to the Assignment Date, NRx has an obligation to institute, prosecute and control any action or proceeding with respect to any suspected or actual infringement or misappropriation by a third party of any Licensed Technology and Excluded Technology at its own expense. After the Assignment Date, NRx will be the owner of the Licensed Technology and the Excluded Technology, and as such will have full discretion in the institution and prosecution of any infringement action involving the Licensed Technology and the Excluded Technology.
•	NRx has agreed to indemnify Glytech and certain related parties from and against any liability or expense (including attorneys’ fees) resulting from suits or claims by any third party arising out of (i) NRx’s, or its permitted sublicensee’s, sale or experimental use of products developed from any advice or assistance provided by Glytech hereunder; or (ii) the death of or injury to any person or any damage to property, arising from the development, manufacture, marketing, sale or use of any product developed from the Licensed Technology. NRx’s obligation to indemnify Glytech does not apply to any losses arising from the gross negligence or willful misconduct of Glytech or its related parties or any breach by Glytech of the Glytech DLA.

Glytech Termination Rights

The term of the Glytech DLA continues for an indefinite period unless terminated by one or both parties in accordance with its terms. Glytech has an independent right to terminate the Glytech DLA in the event that (a) NRx is in material breach of the Glytech DLA, including material breaches of the obligations set forth above, and does not rectify such breach within thirty (30) days of notification (unless such breach is not capable of rectification within such thirty (30) day period and NRx acts diligently in a commercially reasonable manner to correct such breach) or (b) if NRx becomes insolvent or has proceedings in voluntary or involuntary bankruptcy instituted against it.

If Glytech terminates the Glytech DLA, then the Glytech License is withdrawn and NRx is required to transfer and assign all of its assets to Glytech, including without limitation any inventions, patent rights and knowhow developed by NRx from the Licensed Technology and all data and research, in whatever format, relating to the Licensed Technologies and the products.

NRx is currently in compliance with its obligations under the Glytech DLA.

Sarah Herzog Memorial Hospital License Agreement

NRx entered into an Exclusive License Agreement with SHMH, dated April 16, 2019 (the “SHMH License Agreement”).

The License

The SHMH License Agreement grants NRx an exclusive, worldwide, royalty bearing license to U.S. Patent No. 9,789,093, certain patent applications pending at that time as well as subsequently filed patent applications in the same priority families, and patents issuing therefrom, including corresponding foreign patents and patent applications (together, the “Licensed Patents”), to develop, manufacture, offer for sale and otherwise commercialize drug products for the treatment of depression and suicide associated with bipolar disorder in humans, including certain products containing (a) DCS (including metabolites and structural variants thereof) combined with an antidepressant agent or an antipsychotic agent (including but not limited to lurasidone), or (b) DCS (including metabolites and structural variants thereof) for treatment of all types of bipolar, depressive and/or anxiety disorders and/or symptoms thereof. We have the right to grant sub-licenses, subject to the agreed sub-licensing procedure, but are liable to SHMH for any breaches of a sub-license by a sub-licensee.

NRx Obligations

We are required to make certain payments in order to maintain the license, including:

Milestone Payments

End of Phase I Clinical Trials of Licensed Product	$100,000
End of Phase II Clinical Trials of Licensed Product	$250,000
End of Phase III Clinical Trials of Licensed Product	$250,000
First Commercial Sale of Licensed Product in U.S.	$500,000
First Commercial Sale of Licensed Product in Europe	$500,000
Annual Revenues Reach $100,000,000	$750,000

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees.

Royalties

A royalty in an amount equal to: (a) 1% of revenues from the sale of any product incorporating the Licensed Patents when at least one Licensed Patent remains in force, if such product is not covered by a Valid Claim (as defined below) in the country or region in which the sale occurs, or (b) 2.5% of revenues from any product that is covered by at least one Valid Claim in the country or region in which such product is manufactured or sold (a “Licensed Product”).A “Valid Claim” means any issued claim in the Licensed Patents that remains in force and that has not been finally invalidated or held to be unenforceable. The royalty rates above may be doubled if we commence a legal challenge to the validity, enforceability or scope of any of the Licensed Patents and do not prevail in such proceeding.

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement.

Costs of Licensed Patents

We are required to reimburse SHMH for any costs incurred in filing and prosecuting the Licensed Patents during the term of the SHMH Agreement. We are also responsible for paying directly any ongoing costs associated with the maintenance of the Licensed Patents.

Other Obligations

The SHMH License Agreement imposes certain other obligations on us, including:

•	The use of commercially reasonable efforts to develop, test, manufacture, obtain regulatory approval for and actively market at least one product using the Licensed Patents.
•	The indemnification of SHMH and certain of its affiliates against any claims, proceedings, and liabilities, including legal expenses, resulting from any third-party claims arising from (i) the development, manufacture, marketing, sale or use of Licensed Products or (ii) arising from any material breach of the SHMH License Agreement. The indemnification obligation does not apply to the extent of the gross negligence or misconduct of SHMH or its affiliates.
•	The maintenance at Company expense of clinical trial and general commercial liability insurance in amounts not less than $1 million per occurrence/aggregate of $3 million for death or personal injury and $1 million per occurrence/aggregate of $3 million for property damage, with SHMH named as an additional insured under such policies.
•	Record keeping and reporting requirements.

The Licensed Patents are at risk if we fail to fulfill our payment and other obligations under the SHMH License Agreement, including the obligations described above. We are currently in compliance with our obligations under the SHMH License Agreement.

SHMH Termination Rights

The term of the SHMH License Agreement continues until the expiration of the last-to-expire Licensed Patent or a final judgement invalidity or unenforceability of the last Licensed Patent.

SHMH has the independent right to terminate the SHMH License Agreement in the event that NRx (a) is in material breach and does not rectify such breach within sixty (60) days of written notification of such breach or (b) becomes insolvent, or has proceedings in voluntary or involuntary bankruptcy instituted against and such proceeding is not set aside within sixty (60) days. If we make an application or claim that challenges the validity, enforceability or scope of any of the Licensed Patents, SHMH also has the right to terminate the SHMH License Agreement in respect of the Licensed Patents that are included in such proceeding.

Upon termination of the SHMH License Agreement, the license to use the Licensed Patents will terminate, and all rights included therein shall revert to SHMH.

As of the date hereof, we have not received any notice from SHMH alleging any material breach of the SHMH License Agreement by NRx.

Aviptadil/ZYESAMI

State University of New York License and Option Agreement

We have entered into a written License and Option Agreement as described below with the Research Foundation for the State University of New York (the “Foundation”), dated September 1, 2020 (the “SUNY License Agreement”).

The License

Pursuant to the SUNY License Agreement, the Foundation has granted to us a revocable, non-exclusive, worldwide license, without the right to sublicense, with royalties paid for two (2) years, to use Foundation Subject Matter (as defined below) to develop, manufacture and offer for sale products and/or services for the therapeutic treatment of COVID-19 in humans and/or COVID-19 associated respiratory failure. Although the license is non-exclusive, the Foundation has agreed in writing that it will not grant any other licenses to Foundation Subject Matter that would allow any third-party to manufacture or offer for sale products or services for the treatment of COVID-19 during the term of the SUNY License Agreement.

“Foundation Subject Matter” means the technical information and material that are owned by Foundation, and all other intellectual property, including scientific and clinical information and data, protocols, trademarks, and trade secrets associated with or relating to (a) the therapeutic uses of the Foundation Subject Matter to treat COVID-19 in humans and/or COVID-19 associated respiratory failure (the “Primary Field Use”) and (b) the therapeutic or prophylactic uses of the Foundation Subject Matter to treat other human pulmonary disorders, including adult respiratory distress syndrome (“ARDS”) and sepsis (the “Alternative Field Use”). Such technical information and materials include know-how, formulations, knowledge, compositions, methods, processes, and procedures pertaining to the isolation, preparation, formulation, and/or administration of VIP for the treatment of a human disorder, which includes the IND application entitled “Vasoactive Intestinal Peptide (VIP) in the Adult Respiratory Distress Syndrome”, Hussein Foda, MD, Investigator; State University of New York at Stony Brook, Sponsor.

The term of the SUNY License Agreement is two (2) years from the date of the agreement (the “Term”) during which period, the parties are expected to negotiate a superseding royalty-bearing license for the Primary Field Use. The royalty rate and other terms and conditions contained in any such superseding license will be negotiated by the parties taking into account the prevailing circumstances and consistent with industry standards. If the parties are unable to reach agreement on the terms and conditions of the superseding license, the current license will terminate at the end of the Term unless otherwise agreed.

The Option

The SUNY License Agreement also grants an exclusive option to NRx to negotiate for a commercial royalty-bearing, worldwide license with the right to sublicense, to manufacture and offer for sale products and/or services that encompass the Foundation Subject Matter for the Alternative Field Use. During the Term, the Foundation has agreed to refrain from offering any commercial rights whatsoever in Foundation Subject Matter for the Alternative Field Use to any third party. However, if NRx exercises its option and the parties are unable to agree to terms and conditions for a royalty bearing commercial license within 60 days, the option will automatically terminate and NRx will have no rights to Foundation Subject Matter in the Alternative Field Use.

NRx Obligations

The SUNY License Agreement imposes certain obligations on NRx in order to maintain the license, including the following:

•	A fixed maintenance fee in the amount of USD$50,000 due to the Foundation on September 1, 2021 has been paid.
•	We are required to diligently pursue the development and commercialization of the Foundation Subject Matter through the implementation of an agreed Development & Commercialization Plan.
•	We must indemnify and hold harmless the Foundation and certain of its affiliates against any liability, damage, loss or expense (including reasonable attorneys’ fees) incurred in connection with any claims or actions arising out of (i) the development manufacture, marketing sale or use (in commerce or human clinical trials) by NRx or its affiliates of any product, process or service relating to, or developed pursuant to, the SUNY License Agreement; or (ii) any other activities carried out by or on behalf of NRx pursuant to the SUNY License Agreement. Such indemnity does not apply if the liability, damage or loss is attributable to the negligent activities of the Foundation or its affiliates.
•	We are required, at our sole cost and expense, to procure and maintain policies of comprehensive general liability insurance in amounts not less than USD$5 million with the Foundation named as an additional insured under such policies.
•	We are required to maintain full and accurate books and records, which the Foundation has the right to inspect, and to provide semi-annual reports, including the status of our progress with the agreed plan for development and commercialization of the Foundation Subject Matter.
•	We are required to comply with all applicable laws, including export controls regulations. We are currently in compliance with our obligations under the SUNY License Agreement.

SUNY Termination Rights

The Foundation has the right to deliver a default notice if we commit a material breach of the SUNY Licensee Agreement. If NRx is unable to cure such default within thirty (30) days following notice and provide adequate assurance of future performance, then the Foundation may terminate the SUNY License Agreement. The SUNY License Agreement terminates automatically if NRx: (i) ceases to attempt to carry on its business with respect to the rights granted in such agreement; (ii) becomes insolvent; (iii) makes an assignment for the benefit of creditors; or (iv) challenges the validity or enforceability of such agreement before any court, arbitrator, or other tribunal. Upon termination of the SUNY License Agreement for any reason, we must cease all use of Foundation Subject Matter.

As of the date hereof, we have not received any notice from the Foundation alleging any material breach of the SUNY License Agreement by NRx.

U.S. Government Rights

The license granted by the Foundation is subject to the rights of the U.S. Government, if any, resulting from any funding of the Foundation Subject Matter by the U.S. Government. This may include (i) reserving to the U.S. Government, a royalty-free, non-exclusive, non-transferable license to use the Foundation Subject Matter and (ii) requiring that any products produced using the Foundation Subject Matter that are used or sold by us in the U.S. must be manufactured substantially in the U.S. unless a waiver under 35 U.S.C. Section 204 is granted by the appropriate U.S. government agency.

Binding Collaboration Agreement with Relief Therapeutics

We entered into a Binding Collaboration Agreement, dated as of September 18, 2020 (the “Collaboration Agreement”), with Relief Therapeutics Holding AG and its wholly owned subsidiary Therametrics Discovery AG (“Relief Therapeutics”).

The Collaboration

The Collaboration Agreement established the terms under which NRx and Relief Therapeutics were expected to collaborate and assist each other to maximize revenues in their respective territories from the Relief Product. The NRx territory included the U.S., Canada, and Israel. The Relief Therapeutics territory included the European Union, Switzerland, Iceland, Norway, the United Kingdom, the Channel Islands, Liechtenstein, Monaco, Andorra, San Marino and Vatican City. The collaboration was expected to be conducted on an exclusive basis with the parties agreeing not to develop or commercialize any drug product that may be competitive with the Relief Product.

The Collaboration Agreement provided that Relief Therapeutics fund the costs associated with the intravenous clinical trials and development of the inhaled Relief Product in the U.S., which was expected to be conducted and managed by NRx. We were responsible for ensuring that the cost of the clinical trials and development activities did not exceed the budget contemplated accepted by the parties by more than 30% without required approvals.

The Collaboration Agreement also provided options for the parties to develop the Relief Product to treat lung conditions that are not COVID-19 related and for the commercialization of the Relief Product outside the parties’ respective territories.

The other assets that the parties were expected to bring to the collaboration include:

Relief Therapeutics:

•	Sole funding for clinical trials, formulation and stability of the Relief Product, and purchasing supplies for drug manufacturing;
•	U.S. Patent No. 8,178,489, and related patents and corresponding foreign patents;
•	U.S. and European Union Orphan Drug Designations related to ARDS, sarcoidosis, and pulmonary hypertension;
•	EU-compliant toxicity file and preclinical data; and
•	Clinical Phase II data from prior in-human trials conducted in the EU.

NRx:

•	U.S. regulatory information;
•	Authorized application, and information included in, or pursuant to, U.S. IND 149,152 or U.S. IND 151,070 and related documents;
•	Good Clinical Practices (“GCP”) clinical trial structure with multiple qualified study sites, data monitoring, institutional review board, active protocols, and ongoing data collection;
•	Manufacturing and cGMP formulation and stability data for the Relief Product; and
•	Qualification through SAMS and teaming agreements with BARDA preferred partners.

For U.S. regulatory purposes, NRx was expected to be the sole applicant on any NDA or other application for a regulatory license submitted to the FDA with respect to the Relief Product. However, the parties were expected to jointly control all material decisions related to any NDA and any related matters.

Funding by Relief Therapeutics

The Collaboration Agreement provided that Relief Therapeutics fund the costs associated with the intravenous clinical trials and development of the inhaled Relief Product in the U.S., which was expected to be conducted and managed by NRx. We were appointed to direct, design, and implement the entire pathway for U.S. drug approval for the Relief Product. Pursuant to the Collaboration Agreement, NRx was responsible for not exceeding the Relief Product trial budget of $8.3 million by more than 30% (approximately $10.7 million) for the original sample size of 144 participants (the “Initial Budget”). In October 2020, the study’s Data Safety Monitoring Board and statistical consultant advised us to increase the size of the study to at least 200 participants, resulting in an additional $4 million in potential study costs. The Collaboration Agreement stated that costs of drug formulation, manufacture, CMC, stability, etc., are not included within the Initial Budget, however, Relief Therapeutics was required to fund the costs of formulation, stability, and manufacturing at MedisourceRx, Bachem, and Nephron Pharmaceuticals.

The Collaboration Agreement stated that in the event Relief Therapeutics did not approve additional overages to the Initial Budget, NRx would be free to bring in other parties in order to complete the Relief Product study. The Collaboration Agreement further provided for Relief Therapeutics to fund the costs associated with the clinical development of the inhaled Relief Product in the U.S. in reliance upon our agreement to conduct, manage, supervise and oversee its clinical development. Should Relief Therapeutics not fund the costs associated with the clinical development of the inhaled Relief Product in the U.S., then we would have the freedom to bring a replacement investor.

Relief Therapeutics reimbursed us for approximately $10.9 million of expenses but has not paid approximately $10 million in invoiced costs associated with conducting of the Relief Product clinical trial, reformulation, and manufacture of ZYESAMI. Additionally, Relief Therapeutics has declined to approve the budget. We have advised Relief Therapeutics that we are funding those costs with capital provided by other investors. This lack of funding on the part of Relief Therapeutics, therefore, does not negatively impact our ability to continue development of ZYESAMI.

Sharing of Intellectual Property

Under the Collaboration Agreement, each party had a broad right to use the other party’s intellectual property to develop and commercialize the Relief Product in its respective territory. To the extent necessary, each party was required to grant, or obtain from third parties, cross-licenses to allow the other party to use its intellectual property in the other party’s territory.

Each party was expected to continue to own the intellectual property it possessed prior to the collaboration, and any intellectual property that was developed jointly by the parties relating to the Relief Product would be owned jointly by the parties and each party would have the right to use any joint intellectual property in its territory. Each party was responsible for filing and prosecuting applications for patents, trademarks and other intellectual property in their respective territories and for the protection, maintenance, and enforcement of such intellectual property in such territory.

Commercialization

Under the Collaboration Agreement, each party was to develop a commercialization plan for the Relief Product in its territory, which was subject to approval by the other party, and each party was obligated to use commercially reasonable efforts to commercialize the Relief Product in its territory consistent with the approved commercialization plan. Each party had full rights to commercialize the Relief Product in its territory, subject to the approved commercialization plan, including the right to work with licensees, distributors, research organizations, marketing organizations and other third parties. Each party agreed not to commercialize the Relief Product in the other party’s territory. Relief Therapeutics retained the right to identify commercialization partners for countries outside the parties’ territories, and any arrangements with such commercialization partners would have been subject to the terms of the Collaboration Agreement.

Division of Profits

Pursuant to the terms of the Collaboration Agreement, the parties would have shared the net profits from the sale of the Relief Product as follows:

	NRx
	Pharmaceuticals
	Share	Relief Share
NRx Territory	50%	50%
Relief Therapeutics Territory	15%	85%
Rest of the World	20%	80%

Each party was required to maintain books and records sufficient to confirm the net profits generated from the sales of Relief Product in their respective territories and each party had the right to audit the other party’s books and records. The net profits was to be calculated after reimbursement to Relief Therapeutics for the cost of any supplies funded by Relief Therapeutics in connection with the manufacturing of the Relief Product.

Our share of the profits from our territory could have been at risk if we did not achieve at least 70% of the sales targets agreed from time to time by the parties (absent macroscopic changes in the market environment), in which case, Relief Therapeutics would have had the right to engage an outside sales entity to manage U.S. sales.

As described elsewhere, Relief Therapeutics has filed the Complaint claiming that we failed to honor our obligations under the Collaboration Agreement. The Complaint seeks several remedies for Relief Therapeutics, including damages for alleged breaches of the terms of the Collaboration Agreement. We believe that the claims are baseless and without merit. Subsequently, the Company filed a complaint in New York State Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185 million. However, the parties to the lawsuits agreed to engage in an effort to amicably resolve the litigation, held a mediation meeting on February 22, 2022, and plan to hold an additional mediation meeting in the coming months. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics. There can be no assurance, however, that we will be able to successfully resolve the dispute through mediation or that, in the event the dispute continues in litigation, we will be successful in our claims or our opposition to Relief Therapeutics’ claims.

NRx Patent Portfolio

I.	Glytech-licensed Patents/Patent Applications

Jurisdiction	Patent/ Appl. No.	Filing Date	Grant Date	Notes
USA	US 9,486,453	9/3/2015	11/8/2016
USA	US 9,737,531	7/7/2013	8/22/2017
USA	US 10,660,887	7/16/2017	5/26/2020
Europe	EP 2 872 139	7/9/2013	11/1/2017	Validated in: GB, FR, DE, IT, ES, NL, SE, PL, PT,
Europe	EP 3 263 108	7/9/2013	10/2/2019	Validated in: GB, FR, DE, IE, IT, ES, NL, PL, PT,
Japan	JP 6416762	7/9/2013	10/23/2018
Australia	AU 2013-288827	7/9/2013	3/8/2018
Australia	AU 2018-203371	5/15/2018	3/5/2020
China	CN 104507477	7/9/2013	1/19/2018
China	CN 107875389	12/14/2017	2/2/2021
USA	US 16/166,101	10/21/2018		Pending
Israel	IL 271371	5/23/2018		Pending
USA	US 16/812,382	3/9/2020		Pending
Europe	EP 18731195.6	5/24/2018		Pending
Japan	JP 2019-568331	5/24/2018		Pending
Canada	CA 3,067,162	5/24/2018		Pending
Australia	AU 2018284335	5/24/2018		Pending
Brazil	BR 11 2019 0264493	5/24/2018		Pending
China	CN 201880051813.X	5/24/2018		Pending
Georgia	GA AP201815254	5/24/2018		Pending
Mexico	MX/a/2019/015120	5/24/2018		Pending
South Korea	KR 10-2020-700844	5/24/2018		Pending
Russia	RU 2020100230	5/24/2018		Pending
South Africa	ZA 2020/00193	5/24/2018	12/29/2021
New Zealand	NZ 760686	5/24/2018		Pending
Israel	IL 270885	5/23/2018		Pending
USA	US 10,881,665	5/24/2018	1/5/2021
USA	US 17/139,999	1/1/2021		Pending
Europe	EP 18805411.8	5/24/2018		Pending
Japan	JP 2019-564988	5/24/2018		Pending
Canada	CA 3,065,003	5/24/2018		Pending
Australia	AU 2018274765	5/24/2018		Pending
Brazil	BR 11 2019 024817-0	5/24/2018		Pending
China	CN 201880048442.X	5/24/2018		Pending
Georgia	GA AP201815248	5/24/2018		Pending
Mexico	MX/a/2019/014114	5/24/2018		Pending
South Korea	KR 10-2019-7038205	5/24/2018		Pending
South Africa	ZA 2019/08616	5/24/2018	9/29/2021
New Zealand	NZ 760542	5/24/2018		Pending

Israel	IL 270916	5/23/2018		Pending
USA	17/586,828	1/28/2022		Pending
Europe	EP 18806042.0	5/24/2018		Pending
Japan	JP 2019-564867	5/24/2018		Pending
Canada	CA 3,064,846	5/24/2018		Pending
Australia	AU 2018274767	5/24/2018		Pending
Brazil	BR 11 2019 024802-1	5/24/2018		Pending
China	CN 201880048653.3	5/24/2018		Pending
Georgia	GA AP201815247	5/24/2018		Pending
Mexico	MX/a/2019/014113	5/24/2018		Pending
South Korea	KR 10-2019-7038209	5/24/2018		Pending
Russia	RU 2019143573	5/24/2018		Pending
South Africa	ZA 2019/08617	5/24/2018	1/26/2022
New Zealand	NZ 760544	5/24/2018		Pending

II.	Herzog-licensed Patents/Patent Applications

Jurisdiction	Patent/ Appl. No.	Filing Date	Grant Date	Notes
USA	US 9,789,093	1/30/2012	10/17/2017
Europe	EP 2 670 409	1/30/2012	4/18/2018	Validated in: CH, DE, ES, FR, GB, IE, IT, NL
USA	US 17/502,606	10/15/2021		Pending
USA	US 11,013,721	10/10/2019	5/25/2021
Canada	CA 2,826,180	1/30/2012	9/1/2020
Israel	227611	1/29/2012	8/31/2020

III.	NeuroRx-owned Patents/Patent Applications

Jurisdiction	Patent/ Appl. No.	Filing Date	Grant Date	Notes
USA	US 10,583,138	5/24/2018	3/10/2020	Assigned from Glytech to NeuroRx 12/31/2020
USA	US 63/295,058	12/30/2021	N/A	Provisional application; pending
USA	US 17/574,753	1/13/2022		Pending

Manufacturing and Distribution Agreements

We have partnered in the U.S. with Nephron Pharmaceuticals and Alcami as contract manufacturers, and with the Polypeptide Group as a supplier of active pharmaceutical ingredient (“API”). In Israel, we have partnered with Nextar, LTD. All are qualified cGMP manufacturers, inspected by the FDA and, in the case of Nextar, by EMEA and the Israel Ministry of Health as well. We have also signed a contract with Cardinal Health to distribute our product nationwide.

Cardinal Health Distribution Agreement

We have entered into an Exclusive Distribution Agreement with Cardinal Health 105, Inc. (“Cardinal Health”), with an effective date of September 25, 2020 (the “CHDA”). Under the CHDA, we appointed Cardinal Health as the exclusive third-party logistics distribution agent, and as an authorized distributor, of certain NRx’s products (the “Products”) in the U.S. and its territories, possessions and commonwealths.

The Services

Under the CHDA, Cardinal Health will provide services to us including, without limitation, storage, distribution, returns, customer support, financial support, EDI and system access support (the “CHDA Services”). The CHDA Services are to be provided by Cardinal Health as set forth in one of two operating model guidelines: the Traditional Third-Party Logistics (“3PL”) Operating Guidelines (“OPG”), or the Title Model Operating Guidelines (“TMOPG”). Both the OPG and the TMOPG are attached to and incorporated by reference into the CHDA. NRx and Cardinal Health have not yet decided which of these two operating model guidelines will govern the delivery of the CHDA Services; that decision will be made closer to approval by the FDA of our first commercial product.

The OPG:

•	Identify written policies and procedures to be followed in delivering the CHDA Services;
•	Identify the deliverables from each Party required under the CHDA;
•	Define the roles and responsibilities of each Party and key personnel;
•	Define the reports and data required; and
•	Set the baseline for the OPG program for delivery of the CHDA Services, and manage future changes to the operating model.

Under the OPG, Cardinal Health will accept the Products from us on consignment, with the Products being transported by us or its shipping agent to Cardinal Health’s secured access 3PL warehousing facilities. Cardinal Health has established standard operating procedures for managing all activities at its warehousing facilities, which are approved and controlled by Cardinal Health’s centralized distribution management system. All Cardinal Health warehouse personnel are trained under documented programs that are compliant with applicable federal and state laws and regulations and with cGMP. Our Products are warehoused by Cardinal Health under controlled temperature conditions, with any temperature excursions lasting more than one hour being reported within two business days from the discovery of the excursion. The Products are picked from inventory in Cardinal Health’s warehouse on a “First-to-Expire, First-Out” basis.

Pricing and conditions of sale are set by us. Cardinal Health publishes price lists for the Products to be sold to its customers. Cardinal Health sends invoices via email to customers on the day of shipment, or by mail on the morning following shipment, of the Products. Customers then remit payment to our bank lockbox via EFT, ACH or wire transfer, and NRx’s bank then forwards information regarding payments to Cardinal Health which then reconciles and applies cash receipts to the accounts receivable.

Most of the logistical provisions in the TMOPG are identical to those of the OPG. The primary material difference between the TMOPG and the OPG is that under the TMOPG, title to and ownership of the Products pass from NRx to Cardinal Health upon purchase of the Products by Cardinal Health from NRx or its manufacturing agent. Cardinal Health handles all sales, shipment/distribution, customer service and AR activities in the same way as outlined for the OPG model, except that Cardinal Health maintains a bank lockbox for receipt of payments of invoices by customers, rather than that lockbox being maintained by NRx.

Pricing and Payment; Forecast and Price List

As compensation for the CHDA Services delivered by Cardinal Health, we are responsible for paying the fees set forth in the CHDA. The fees schedule is confidential to Cardinal Health and cannot be disclosed without permission from Cardinal Health. Fees are subject to adjustment not more than once per contract year (after the first contract year) by 3%, or if Cardinal Health can reasonably demonstrate a material increase in the cost of providing the CHDA Services.

Under the CHDA, we are responsible for providing a forecast of volume of the Products to be handled by Cardinal Health. Any variances from the forecast, and any adjustments that may therefore be needed to the forecast going forward, are handled through good-faith negotiation by the parties. We are also responsible for providing to Cardinal Health a Product price list, setting prices to be charged to customers for the Products sold by or distributed by Cardinal Health. Any change to be implemented in pricing for the Products must be communicated by us to Cardinal Health at least 72 hours prior to the effective date of such price change.

Term and Termination

The CHDA has an initial term of three (3) years following first shipment of an FDA-approved Product to a commercial customer (the “Initial Term”), and automatically renews for additional terms of one (1) year (each, a “Renewal Term”), unless the CHDA is earlier terminated during either the Initial Term or any Renewal Term by a written notice of termination given by either party to the other at least 90 days prior to the end of the Initial Term or any Renewal Term. The CHDA also can be immediately terminated by either party if: (1) the other party files for bankruptcy protection or enters into receivership or trusteeship, and if a bankruptcy or insolvency order is entered such order is not discharged within 30 days; or (2) the other party materially breaches any provision of the CHDA and such breach is not cured within 30 days of receiving notice of breach from the non-breaching party, except that Cardinal Health may terminate the CHDA if NRx fails to timely pay invoices from Cardinal Health within 15 days of having received written notice of non-payment from Cardinal Health. Following termination for any reason, each party’s rights and obligations that accrued prior to the date of termination shall survive the termination, and all Products warehoused at Cardinal Health’s 3PL facilities will be returned to NRx or its designee.

Polypeptide GMP Manufacturing Agreement

The Company entered into a GMP Manufacturing contract with Polypeptide Laboratories, Inc. (“Polypeptide”) to supply GMP-grade aviptadil acetate (the drug substance or active pharmaceutical ingredient used to manufacture ZYESAMI). As of the date of this annual report, 4 kilograms of aviptadil has been released to the Company and an additional 3 kilograms is expected to be released to the Company in Q2 2022. The agreement includes a stability study and analytical testing. The Polypeptide Group’s material has not yet been qualified by the FDA for human use and this qualification is anticipated as part of our NDA for ZYESAMI.

Nephron Master Services Agreement

We have entered into a Master Services Agreement with Nephron SC, Inc., and Nephron Pharmaceuticals Corporation, a subsidiary of Nephron, Inc. (collectively, the “Nephron”) with an effective date of August 25, 2020 (the “Nephron Agreement”). The Nephron Agreement was subsequently amended on September 2, 2020, November 5, 2020 and February 8, 2021.

Under the Nephron Agreement, Nephron is NRx’s primary U.S. based supplier of ZYESAMI in forms suitable for both injection and inhalation. We will be responsible for sourcing and providing Nephron with the active pharmaceutical ingredient for ZYESAMI, other raw materials and the labeling information necessary for Nephron to manufacture and supply ZYESAMI to us. Nephron is responsible for providing excipients (inactive ingredients), components, packaging and other materials necessary to manufacture and deliver ZYESAMI in accordance with the purchase orders placed by us.

Nephron will be required to manufacture ZYESAMI in accordance with cGMP, NRx’s specifications and the requirements of the Nephron Agreement, which includes stringent quality assessments, inspection, testing, storage and record keeping provisions. The quality systems, processes and technical controls related to the quality assurance requirements for the manufacture and supply of ZYESAMI have been further detailed in a separate quality agreement between the parties. We have the right to inspect and audit Nephron’s facilities from time to time.

The Nephron Agreement has an initial term of five (5) years from the date of the first commercial shipment to NRx, which may be extended by successive annual one (1) year renewals. Either party may terminate the Nephron Agreement prior to the expiration of the term in the event of a material breach by, or bankruptcy of, the other party, subject to applicable cure periods. In addition, we have the right to terminate by giving notice to Nephron if certain events occur, including the issuance by the FDA of a “Warning Letter” to Nephron with respect to any facility used to manufacture, test, validate, label, package or store ZYESAMI or the receipt by us of an excessive number of documented customer complaints related to ZYESAMI quality.

During the term and for one (1) year thereafter, Nephron may not develop, manufacture, supply, distribute or market ZYESAMI or its bioequivalent for or on behalf of itself or any third party, unless it acquires certain rights from NRx.

Government Regulation and Product Approval

Government authorities in the U.S. and in other countries, at the Federal, state and local level, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export, pricing, and government contracting related to pharmaceutical products such as those we are developing. The processes for obtaining marketing approvals in the U.S. and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the FFDCA and its implementing regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate Federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions or other actions, such as the FDA’s delay in review of or refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold or study termination, issuance of Warning Letters or Untitled Letters, mandated modifications to promotional materials or issuance of corrective information, requests for product recalls, consent decrees, corporate integrity agreements, deferred prosecution agreements, product seizures or detentions, refusal to allow product import or export, total or partial suspension of or restriction of or imposition of other requirements relating to production or distribution, injunctions, fines, debarment from government contracts and refusal of future orders under existing contracts, exclusion from participation in federal and state healthcare programs, FDA debarment, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment.

The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
•	submission to the FDA of an IND application which must become effective before human clinical trials may begin;
•	approval by local or central IRBs who are charged with protecting safety of research subjects before each clinical trial may be initiated;
•	performance of human studies that meet the legal standard of “adequate and well-controlled clinical trials”, in accordance with cGCP and other regulations in order to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	satisfactory completion of an FDA inspection of selected clinical trial sites to determine GCP compliance;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with GMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•	FDA review and approval of the NDA.

Additionally, if a drug is considered a controlled substance, prior to the commencement of marketing, the DEA must also determine the controlled substance schedule, taking into account the recommendation of the FDA.

Preclinical Studies and IND Submission

Preclinical studies include laboratory evaluation of product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. Once the IND is submitted, the sponsor must wait 30 calendar days before initiating any clinical trials. During this time, among other things, the FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk. The FDA may raise concerns or questions related to one or more proposed clinical trials and place the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Implications for NRX-100/101

We have filed INDs and the FDA has accepted INDs 134025 and 129194 for NRX-100 and NRX-101 respectively. The FDA has advised us that no further preclinical studies are needed for submission of an NDA for NRX-100. The FDA has advised us and we have agreed that a genotoxicity study and a non-clinical maternal/fetal study for potential fetal effects are required prior to filing of an NDA for NRX-101. The FDA guidance exempts drugs used for less than 12 weeks for carcinogenicity studies. We intend to seek the FDA’s written exemption from carcinogenicity studies on the grounds that treatment with NRX-101 is expected to last less than 12 weeks.

Implications for ZYESAMI

It is well known that the FDA is uniquely rigorous in its safety requirements for pulmonary drugs because of the extraordinary vulnerability of the cells that line the lung to potential injury. An extensive body of nonclinical studies was amassed by Mondo Biotech, the predecessor of Relief Therapeutics (“Mondo”), and Biogen, Inc. (“Biogen”) between 2005 and 2011, which resulted in the filing of an IMPD with European regulatory authorities. Mondo conducted four regulatory meetings with the FDA and agreed on an extensive package of both acute and chronic toxicity, clinical pharmacology, and pharmacokinetic studies that would be required prior to human studies of aviptadil in the U.S. Although Biogen never entered the U.S. market because of its decision to focus on other therapeutic areas, all requested studies were completed to the FDA’s specifications by GLP-compliant contract research organizations. We have obtained the FDA’s written communication that all required nonclinical safety studies related to ZYESAMI (aviptadil) have been submitted to the FDA and reviewed. The FDA has advised us that no further nonclinical studies are required or anticipated prior to filing of the NDA for ZYESAMI.

Clinical Trials

Clinical trials involve the administration of the IND to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, and review and approval by an IRB. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, a central or local IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial, including any changes, while it is being conducted. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the NIH for public dissemination on their clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential Phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. In Phase II, the drug typically is administered through well-controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase III, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the U.S. is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FFDCA.

Progress reports and other summary information detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if certain Serious Adverse Events occur or other significant safety information is found. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or the trial is not being conducted in accordance with the applicable regulatory requirements or the protocol. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Implications for NRX-100/101

In the case of NRX-100/101, the FDA has agreed with us in writing that the investigational product meets the standards for a 505.b.2 (commonly called drug-repurposing) pathway, whereby the extensive safety literature regarding the individual components of NRX-101 may be cited in lieu of repeating various preclinical and Phase I clinical studies.

Because of examples in recent years where sponsors have received Complete Response Letters based on lack of agreement with the FDA regarding the research path required for NDA submission, we worked collaboratively with the FDA for one year in order to negotiate a Special Protocol Agreement (“SPA”) that would govern the development of NRX-101 and would define the Phase III trial required for drug approval, should the clinical trial be successful. This SPA was issued to us in April 2018 and defines the single clinical trial required for approval of NRX-101 for treatment of bipolar depression with acute suicidal ideation or behavior.

Implications for ZYESAMI

In the case of ZYESAMI, the path to drug approval is based on 505.b.1. Moreover, the FDA awarded Orphan Drug Status to the State University of New York at Stony Brook for the use of VIP, a prior formulation of ZYESAMI, in ARDS in 2001. However, COVID-19 is not considered a rare disease and the FDA has advised us that any potential benefits afforded to aviptadil based on an orphan drug designation would not apply to its use for the treatment of COVID-19. See “Risk Factors — Risks Related to Our Business and Industry — We do not anticipate obtaining orphan drug protection for the treatment of COVID-19.”

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. A waiver from the application user fee may be sought by an applicant. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have a drug product that has been approved under a human drug application and introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first human drug application. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA aims to review 90% of all standard review applications within ten months of acceptance for filing and six months of acceptance for filing for priority review applications.

In addition, under the Pediatric Research Equity Act an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA may also require submission of a Risk Evaluation and Mitigation Strategies (“REMS”) program either during the application process or after the approval of the drug to ensure the benefits of the drug outweigh the risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk tracking and minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

Under the FFDCA, before approving a drug for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must either refer that drug to an external advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the drug to an advisory committee. The external advisory committee review may also be required for other drugs because of certain other issues, including clinical trial design, safety and effectiveness, and public health questions. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications by the manufacturer and all of its subcontractors and contract manufacturers. Additionally, before approving an NDA, the FDA will inspect one or more clinical trial sites to assure compliance with GCP regulations.

The testing and approval process for a NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent marketing approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information, in order for FDA to reconsider the application. The FDA has a review goal of completing its review of 90% of resubmissions within two or six months after receipt, depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a black boxed warning, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post- marketing studies or surveillance programs. After approval, certain circumstances may require FDA notification, review, or approval, as well as further testing. These may include some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, or new safety information.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, accelerated approval, priority review and Breakthrough Therapy (as defined below) designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information.

In some cases, a Fast Track product may be eligible for accelerated approval or priority review.

The FDA may give a priority review designation to drugs that are intended to treat serious conditions and provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A priority review means that the goal for the FDA is to review an application in six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs, which typically adds approximately two months to the timeline for review and decision from the date of submission. Products that are eligible for Fast Track designation may also be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses or conditions and that fill an unmet medical need may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the new Food and Drug Administration Safety and Innovation Act enacted in 2012, a sponsor can request designation of a product candidate as a “Breakthrough Therapy.” A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as Breakthrough Therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase I trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Implications for NRX-101

Subsequent to the issuance of the SPA, in November 2018, the FDA also issued a Breakthrough Therapy designation to NRX-101. Breakthrough Therapy designation is awarded to drugs that have demonstrated preliminary evidence of efficacy for the treatment of a serious medical condition for which there is an unmet medical need.

Implications for ZYESAMI

The FDA has additionally awarded Fast Track designation to NRx for development of ZYESAMI in the treatment of critical COVID-19 under IND 149152. Fast Track designation is awarded to drugs that have demonstrated preliminary evidence of efficacy for the treatment of a serious medical condition for which there is an unmet medical need. It is important to note that the landscape for COVID-19 treatments of patients in later stages of the disease has been particularly difficult, standards of care have changed rapidly, and may continue to evolve rapidly. Such rapid changes can affect the stance of the FDA when evaluating a drug.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, manufacturing, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product and drug shortages. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and list drugs manufactured at their facilities with the FDA. These facilities are further subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other regulatory requirements. Changes to the manufacturing process are strictly regulated and may require prior approval by the FDA or notification to the FDA before or after being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product becomes available in the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, Warning Letters or Untitled Letters, holds or termination of post-approval clinical trials or FDA debarment;
•	delay or refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	regulatory authority, including the FDA, issued safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such products;
•	mandated modifications to promotional material or issuance of corrective information;

•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties, including imprisonment, disgorgement and restitution, as well as consent decrees, corporate integrity agreements, deferred prosecution agreements and exclusion from federal healthcare programs.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians in the practice of medicine may prescribe approved drugs for unapproved indications, pharmaceutical companies are prohibited from marketing or promoting their drug products for uses outside of the approved indications in the approved prescribing information. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly marketed or promoted off-label uses may be subject to significant liability, including criminal and civil penalties under the FFDCA and False Claims Act, exclusion from participation in federal healthcare programs, debarment from government contracts and refusal of future orders under existing contracts, and mandatory compliance programs under corporate integrity agreements or deferred prosecution agreements.

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act (“PDMA”), which, among other things, regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Moreover, the recently enacted Drug Quality and Security Act, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding drug products to individuals and entities to which product ownership is transferred, label drug products with a product identifier, and keep certain records regarding drug products. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products such that they would result in serious adverse health consequences or death, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Regulation under the Drug Enforcement Administration

We are required to evaluate the abuse potential of our product candidates. If any of our product candidates are considered controlled substances, we will need to comply with additional regulatory requirements. NRX-100 (ketamine) is a controlled substance with high abuse potential. Both of the components of NRX-101 are approved drugs (DCS and lurasidone) and neither is a controlled substance. We have completed abuse liability studies for DCS and identified no abuse potential. ZYESAMI is not a CNS- active drug so evaluation of abuse potential is not relevant.

Certain drug products may be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970 and the DEA’s implementing regulations. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. The FDA provides a recommendation to the DEA as to whether a drug should be classified as a controlled substance and the appropriate level of control. If DEA scheduling is required, a drug product may not be marketed until the scheduling process is completed, which could delay the launch of the product.

Depending on the Schedule, drug products may be subject to registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA, which are directly applicable to product applicants, contract manufacturers and to distributors, prescribers and dispensers of controlled substances. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging in order to prevent loss and diversion into illicit channels of commerce.

Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized. Similarly, separate registrations are also required for separate facilities.

The DEA typically inspects a facility to review its security measures prior to issuing a registration and on a periodic basis. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Records must be maintained for the handling of all controlled substances, and periodic reports may be required to made to the DEA for the distribution of certain controlled substances. Reports must also be made for thefts or significant losses of any controlled substance. To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings or consent decrees. Individual states also independently regulate controlled substances.

Federal and State Healthcare related, Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse, and other laws regulations, and requirements restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, state and federal transparency laws regarding payments or other items of value provided to health care professionals, as well as data privacy and security laws and regulations and other requirements applicable to the healthcare industry, including pharmaceutical manufacturers. There are also laws, regulations, and requirements applicable to the award and performance of federal contracts and grants.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are narrowly drawn. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the Anti-Kickback Statute was also broadened by the Affordable Care Act, which, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and certain provisions of the criminal health care fraud statute (discussed below) such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim for payment for items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for violation of the Anti-Kickback Statute include criminal fines, imprisonment, civil penalties and damages, exclusion from participation in Federal healthcare programs and corporate integrity agreements or deferred prosecution agreements. Conviction or civil judgments are also grounds for debarment from government contracts.

The Federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the U.S. Government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, including payments under a federal grant. A claim includes “any request or demand” for money or property presented to the U.S. Government. The False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. Several pharmaceutical and other healthcare companies have been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill Federal programs for the product. Companies have also been sued for causing false claims to be submitted because of the companies’ marketing of products for unapproved, or off-label, uses. In addition, Federal health care programs require drug manufacturers to report drug pricing information, which is used to quantify discounts and establish reimbursement rates. Several pharmaceutical and other healthcare companies have been sued for reporting allegedly false pricing information, which caused the manufacturer to understate rebates owed or, when used to determine reimbursement rates, caused overpayment to providers. Violations of the civil False Claims Act may result in civil penalties and damages as well as exclusion from Federal healthcare programs and corporate integrity agreements or deferred prosecution agreements. The U.S. Government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the U.S. Government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim. Violations of the criminal False Claims Act can result in criminal fines and/or imprisonment, as well as exclusion from participation in Federal healthcare programs. Conviction or civil judgments and other conduct are also grounds for debarment from U.S. Government contracts and grants.

HIPAA also created Federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. As discussed above, the Affordable Care Act amended the intent standard for certain of HIPAA’s healthcare fraud provisions such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of HIPAA’s fraud and abuse provisions may result in fines or imprisonment, as well as exclusion from participation in Federal healthcare programs, depending on the conduct in question. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a Federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The Veterans Health Care Act requires manufacturers of covered drugs to offer them for sale on the Federal Supply Schedule, which requires compliance with applicable Federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil and criminal sanctions.

In addition, there has been a recent trend of increased Federal and state regulation of payments made to physicians and other health care providers. The Affordable Care Act created new Federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the U.S. Government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; and/or require drug manufacturers to track and report information related to payments, gifts and other items of value to physicians and other healthcare providers.

We may also be subject to data privacy and security regulation by both the U.S. Government and the states in which we conduct our business. HIPAA, as amended by HITECH and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Penalties for violating HIPAA include civil penalties, criminal penalties and imprisonment. Among other things, HITECH, through its implementing regulations, makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in Federal courts to enforce the Federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing Federal civil actions.

In addition, other Federal and state laws govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly imposing additional requirements and restrictions on coverage, attempting to limit reimbursement levels or regulate the price of drugs and other medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the U.S., Federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. Moreover, the Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies.

In addition, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

Impact of Healthcare Reform on Coverage, Reimbursement, and Pricing

The Medicare Modernization Act imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription, pharmacy drugs pursuant to federal regulations. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. In general, Part D prescription drug plan sponsors have flexibility regarding coverage of Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class, with certain exceptions. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be discounted, thereby lowering the net price realized on our sales to pharmacies. Moreover, while the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payers.

The American Recovery and Reinvestment Act of 2009 provides funding for the U.S. Government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the NIH, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The U.S. and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Affordable Care Act, which became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the Affordable Care Act establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; expansion of Medicaid benefits and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and expansion of the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for our product candidates once they are approved.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Exclusivity and Approval of Competing Products

Hatch-Waxman Patent Exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (“ANDA”) or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the reference listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

The ANDA or 505(b)(2) NDA applicant is required to provide a certification to the FDA in the product application concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable, or will not be infringed by the new product.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicant challenges a listed patent or if the listed patent is a patented method of use for which approval is not being sought. A certification that the proposed product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. We may seek Paragraph IV Certification for our product candidates. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the ANDA applicant or other period determined by a court.

Hatch-Waxman Non-Patent Exclusivity

Market and data exclusivity provisions under the FFDCA also can delay the submission or the approval of certain applications for competing products. The FFDCA provides a five-year period of non- patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity.

A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non- infringement.

The FFDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-

year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well- controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity period described above. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents.

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the U.S., or affecting more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making the drug available in the U.S. will be recovered from U.S. sales.

Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a drug already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same drug as the already approved drug. This hypothesis must be demonstrated to obtain orphan drug exclusivity. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user fee waivers. In addition, if a product receives FDA approval for the indication for which it has orphan drug designation, the product is generally entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. See “Risk Factors — Risks Related to Our Business and Industry-We do not anticipate orphan drug protection for the treatment of COVID-19.”

Foreign Regulation

In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. For example, in the European Union, we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

European Union Drug Approval Process

To obtain marketing authorization of a drug in the European Union, we may submit MAAs either under the so-called centralized or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use (the “CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

National authorization procedures

There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.
•	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the data on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic applicant from commercializing its product in the European Union until ten years have elapsed from the initial authorization of the reference product in the European Union. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Item 1A. Risk Factors

We are an early-stage company with a history of losses and our business faces significant risks and uncertainties, which are summarized below and are more fully described in the following section. Our business, prospects, financial condition, and results of operations could be materially and adversely affected if one or more of these risks occurs. In addition, other events that we do not currently anticipate, or that we currently deem immaterial, may also affect our business, prospects, financial condition and results of operations. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this annual report and our other public filings with the SEC. The following summary of the Risk Factors is subject to the full description of the Risk Factors set forth in this Item 1A.

Risk Factors Summary

•	We have a limited operating history upon which to base an investment decision. We have not been profitable historically and may not achieve or maintain profitability in the future.

•	We need to raise additional capital to operate our business. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

•	NRX-100, NRX-101, and ZYESAMI are still in Phase IIb/III of clinical testing, and our initial application to the FDA for Emergency Use Authorization for ZYESAMI was not granted.

•	We have not yet scaled manufacturing of our drug products to levels that are required for sustained sales.

•	The Company has been, and may become involved in, disputes, claims, arbitration and litigation, including our dispute with Relief Therapeutics.

•

If we fail to obtain or maintain FDA and other regulatory clearances for our products, or if such clearances are delayed, we will be unable to commercially distribute and market our products in the U.S.

•

Our products will face significant competition in the markets for such products and future products may never achieve market acceptance. We are faced with rapid technological change and developments by competitors may render our products or technologies obsolete or non-competitive.

•	We do not anticipate obtaining orphan drug protection for the treatment of COVID-19.

•

Our business activities have been disrupted due to the outbreak of the COVID-19 pandemic. Likewise, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.

•

Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and administrative burdens.

•	Managing our growth as we expand operations may strain our resources.

•

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

•	Even if a drug product is approved, the regulators may impose limitations on the use or marketing of such product.

•

If we are unable to design, conduct and complete clinical trials successfully, our drug candidates will not be able to receive regulatory approval. We cannot predict whether regulatory agencies will determine that the data from our clinical trials of our product candidates supports marketing approval.

•	There is no guarantee that regulators will grant NDA approval of our current or future product candidates.

•	If an adverse event occurs during a clinical trial, the regulators or an internal review board may delay or terminate the trial.

•

Discussions and guidance of clinical trials are not binding obligations on the part of regulatory authorities. The results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.

•

Delays in the commencement or completion of pharmaceutical development, manufacturing or clinical efficacy and safety testing could result in increased costs to us and delay our ability to generate revenues.

•

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulation or if we experience unanticipated problems with our products, these products could be subject to market restrictions or withdrawals.

•

Conducting clinical trials of our drug candidates or commercial sales of a drug candidate may expose us to expensive product liability claims and we may not be able to maintain product liability insurance on reasonable terms or at all.

•

The use of a controlled substance in our NRX-100 drug candidate subjects us to DEA scrutiny and compliance, which may result in additional expense and clinical delays, and may generate controversy. In addition, the use of controlled substances may limit the availability of the active ingredients needed for NRX-100 and NRX-101.

•	We may need to focus our future efforts in new therapeutic areas where we have little or no experience.

•	Modifications to our products may require new NDA approvals and some of our other product candidates will require Risk Evaluation and Mitigation Strategies.

•

Our formulation of ZYESAMI is not covered by an issued patent and may be subject to future generic competition. Our business relies on certain licensing rights that can be terminated in certain circumstances.

•

Our business depends upon securing and protecting critical intellectual property. Our patent position is highly uncertain. If we are found to be infringing on patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain a license to continue development or sale of our products, and/or pay damages.

•	Breaches by our employees or other parties may allow our trade secrets to become known to our competitors.

•	We may not receive royalty or milestone revenue relating to our product candidates under our collaboration and future license agreements for several years, or at all.

•

We do not have direct control of third parties performing preclinical and clinical trials. If such third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

•	We have no manufacturing capabilities and depend on other parties for manufacturing operations. These manufacturers may fail to satisfy our requirements and applicable regulatory requirements.

•

Upon commercialization of our products, we may be dependent on third parties to market, distribute and sell our products. We may not be successful in contracting with third parties for these services on favorable terms.

•

Our issuance of additional shares of Common Stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price. Future sales, or the perception of sales, of our Common Stock by us or our existing stockholders could cause the market price for our Common Stock to decline.

•

We qualify as an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, which could make our securities less attractive to investors and may make it more difficult to evaluate our performance.

•

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

•

Certain of our stockholders have effective control of NRx, and their interests may conflict with NRx’s or yours in the future. We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods we may continue to rely on exemptions from certain corporate governance standards.

• The obligations associated with being a public company will involve significant expenses, and will require significant resources and management attention, which may divert from our business operations.

• We do not intend to pay dividends on our Common Stock for the foreseeable future.

Risks Related to an Early-Stage Company

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year since inception, including net losses of $51.8 million and $113.5 million for the years ended, December 31, 2020 and 2021, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts, clinical trial programs and future sales and marketing efforts.

These investments may not result in revenue or growth in our business. In addition, as a newly- public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Until we have a product candidate approved by the FDA, which could take several years, revenue growth will not be possible, and we are unlikely to achieve or maintain profitability. Further, there can be no assurance that the products under development by us will be approved for sales in the U.S. or elsewhere.

We expect a substantial portion of our revenue going forward to be generated from the sale and distribution of our product candidates, but until one of our product candidates is approved for sale, it is difficult for us to predict our future operating results. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial net losses and negative cash flows for the foreseeable future due in part to increasing research and development expenses, including clinical trials, and increasing expenses from leasing additional facilities and hiring additional personnel. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We may incur significant losses in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

Our operating results and financial condition may fluctuate from period to period.

If and when any of product candidates are successfully commercialized, we anticipate that our operating results and financial condition will fluctuate from quarter-to-quarter and year-to-year due to a number of factors, many of which will not be within our control. Both our business and the pharmaceutical industry are changing and evolving rapidly, and our operating results in any given year may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our Common Stock will likely decline. Fluctuations in our future operating results and financial condition may be due to a number of factors, including:

•	our ability to manufacture our products in sufficient quantities with chemical manufacturing controls (“CMC”) that meet governmental regulatory standards;
•	the degree of acceptance and differentiation of our products and services in the broader healthcare industry;
•	our ability to compete with competitors and new entrants into our markets;
•	the products and services that we are able to sell during any period;
•	the timing of our sales and distribution of our products to customers;
•	the geographic distribution of our sales;

•	changes in our pricing policies on those of our competitors, including our response to price competition;
•	changes in the amount that we spend to research and develop new products or technologies;
•	expenses and/or liabilities resulting from litigation;
•	delays between our expenditures to research and develop new or enhanced products or technologies, the necessary regulatory approvals and the generation of revenue from those products or technologies;
•	unforeseen liabilities or difficulties in integrating any businesses that we choose to acquire;
•	disruptions to our information technology systems or our third-party contract manufacturers;
•	general economic and industry conditions that affect customer demand;
•	the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers and operations;
•	changes in accounting rules and tax laws; and
•	global geopolitical conditions.

We have a limited operating history upon which to base an investment decision.

Our limited operating history may hinder your ability to evaluate our prospects due to a lack of historical financial data and our unproven potential to generate profits. You should evaluate the likelihood of financial and operational success in light of the risks, uncertainties, expenses and difficulties associated with an early-stage business, many of which may be beyond our control, including:

•	our potential inability to continue to undertake preclinical studies, pharmaceutical development and clinical trials,
•	our potential inability to obtain regulatory approvals, and
•	our potential inability to manufacture, sell and market our products.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and intellectual property and undertaking preclinical studies and early-stage clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates. Further, the pro forma condensed combined financial information included in this registration statement may not be a good prediction of our future results of operations and financial condition.

We need to raise additional capital to operate our business. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We are a company focused on product development and have not generated any product revenues to date. Until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. We had cash and cash equivalents of approximately $27.6 million as of December 31, 2021, and the Company raised approximately $25 million, before fees and other costs, through a private placement in February 2022. However, we will need to continue to seek capital from time to time to continue the development and potential commercialization of our product candidates and to acquire and develop other product candidates. Accordingly, we believe that we may need to raise substantial additional capital to fund our continuing operations and the development and potential commercialization of our product candidates during calendar year 2022. We may raise capital through future share offerings, the issuance of debt instruments and grant monies. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred depression treatment or COVID-19 treatment modalities. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

We may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations and we may be unable to complete planned nonclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities, reduce overhead, or discontinue operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; the progress, timing and scope of our nonclinical studies and clinical trials; the time and cost necessary to obtain regulatory approvals; the time and cost necessary to further develop manufacturing processes and arrange for contract manufacturing; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and commercialization of our products.

We may be unable to access the capital markets and even if we can raise additional funding, we may be required to do so on terms that are dilutive.

The capital markets have been unpredictable in the recent past for unprofitable companies such as ours. In addition, it is generally difficult for companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we cannot assure you that we will be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operations, financial condition and our continued viability will be materially adversely affected.

We will have broad discretion in using the proceeds of shares sold to investors, and we may not spend the proceeds in an effective manner.

We are not limited in the use of proceeds of shares sold to investors. We may use such proceeds for working capital and general corporate purposes to support our growth, to pay dividends on our outstanding securities, or for acquisitions or other strategic investments. We have not allocated such funds to any particular purpose, and our management will have the discretion to allocate the proceeds as it determines. We may not apply the proceeds effectively.

Risks Related to Our Business and Industry

NRX-100, NRX-101, and ZYESAMI are still in Phase IIb/III of clinical testing.

NRX-101 is in Phase IIb/III of clinical testing with Breakthrough Therapy designation, a Biomarker Letter and a Special Protocol Agreement issued by the FDA on April 20, 2018. A Special Protocol Agreement is a mechanism by which the FDA indicates that the proposed clinical trial, if successful, will be adequate to support an application for drug approval. FDA approval requires that a drug candidate complete a Phase III study program, which tests the safety and efficacy of the drug candidate on a large sample of patients. We are in the process of closing down the NRX-101 Phase IIb/III trial (NCT 03396068) in preparation for a new Phase IIb/III clinical study that is expected to start in the second half of 2022 and will trial a commercial formulation of the drug. Because NRX-101 is a Breakthrough Therapy, we anticipate being able to file a New Drug Application (“NDA”) based upon a single, successful Phase III trial. The FDA has assigned three further nonclinical studies before we can submit an NDA with respect to NRX-101. While we cannot predict with any certainty if or when we might submit an NDA for regulatory approval of NRX-101, we aim to submit an NDA to the FDA for the regulatory approval and commercialization of NRX-101 in the U.S. in 2023.

ZYESAMI is in Phase III of clinical testing with Fast Track Designation issued by the FDA on June 19, 2020. Full FDA approval (as opposed to interim Emergency Use Authorization) requires that a drug candidate complete a Phase III study program, which tests the safety and efficacy of the drug candidate on a large sample of patients. The Phase III study program is being conducted by the NIH as part of the ACTIV-3b program and we are designated as an industry partner by the NIH. We are responsible for the costs of supplying investigational ZYESAMI to this program and for ongoing regulatory support of our investigational product. The ACTIV-3b: Therapeutics for Severely Ill Inpatients With COVID-19 (TESICO) trial (NCT 04833761) remains open and is anticipated to conclude in the second half of 2022. If this trial is successful, and there are no guarantees that it will be, the trial would confirm the findings of our completed ZYESAMI trial and we would anticipate being able to file an NDA towards the end of 2022, subject to the receipt of required data from the NIH. Failure to obtain FDA approval of ZYESAMI, or a delay in our submission of an NDA for approval of ZYESAMI, could have a material adverse effect on our business and results of operations.

Our initial application to the FDA for Emergency Use Authorization of ZYESAMI was not granted.

In the setting of a public health emergency, the FDA has authority to grant Emergency Use Authorization (“EUA”) for drugs that are safe and “may be effective” to meet unmet medical needs ahead of their FDA approval. We filed for EUA for ZYESAMI on May 31, 2021 with the FDA. In November 2021, the FDA notified the Company that it was unable to issue the EUA at that time due to insufficient data regarding the known and potential benefits of ZYESAMI and the known and potential risks of ZYESAMI in patients suffering from Critical COVID-19 with respiratory failure. In its letter, the FDA noted that so far, it has reviewed safety in only 131 randomized patients treated with ZYESAMI. Based on feedback received from the FDA to our Breakthrough Therapy designation request, the Company has narrowed its EUA request to the treatment of patients with COVID-19 respiratory failure who are at risk of death despite treatment with remdesivir and other approved therapies, and has submitted a new request for EUA to the FDA for permission to distribute ZYESAMI. As of the date of this annual report, that request is still pending. Should the EUA eventually be granted in the U.S., this would provide us with the ability to distribute ZYESAMI for the treatment of the sickest patients with COVID-19 in advance of an NDA. There can be no assurance, however, that we will be granted an EUA by the FDA. If the EUA is not granted we may never be able to commercialize ZYESAMI in the U.S. or recoup costs expended in its trials.

FDA has not explained how the Congressionally-mandated standard of “may be effective” will be applied to ZYESAMI in FDA’s consideration of any future application for Emergency Use Authorization.

EUA is a form of temporary marketing authorization that the FDA may grant to an investigational drug at times when the Secretary of Health and Human Services has declared a Public Health Emergency to exist. This declaration was made by the Secretary of Health and Human Services in March 2020 in relation to the COVID-19 pandemic. In order to grant EUA, the FDA must determine that an investigational drug “may be effective” in treating the disease that is the subject of the Public Health Emergency. The FDA has not advised us how it will determine whether efficacy has been demonstrated in the context of any future EUA request relating to COVID-19 with respiratory failure. An FDA determination that ZYESAMI does not meet the “may be effective” standard could have a material adverse effect on our business and results of operations.

Our product candidates are newly-formulated and we have not yet scaled manufacturing to levels that will be required for sustained sales.

NRX-101 has been formulated under cGMP and long-term stability (i.e., five years) has been achieved for our solid dose formulation of NRX-101. This formulation is deemed ready for transfer to a commercial scale cGMP manufacturing facility.

Prior to our involvement, aviptadil was never formulated in a manner that provided adequate shelf stability for commercial release as an intravenous medication. We partnered with Nephron Pharmaceuticals Corporation (“Nephron Pharmaceuticals”) to develop a long-term stable commercial presentation of aviptadil. We identified several root causes of prior instability and identified a path to a long-term shelf stable product. In July 2021, we announced the development of a formulation, manufacturing, and container closure system that has thus far demonstrated 150-180 day refrigerated stability and gives indications of yielding substantially longer stability while frozen. However, our manufacturing method has been tested so far at the 50 liter per batch scale, sufficient to manufacture approximately 10,000 patient doses per manufacturing batch. Although the Company estimates that this is sufficient scale to produce approximately 1 million doses of ZYESAMI per year at our current manufacturing capability, we have yet to scale manufacture to the targeted 500 liter per batch scale that will be capable of manufacturing 100,000 patient doses per manufacturing batch.

In order to achieve long-term (i.e., multiyear) stability we may be forced to supply ZYESAMI in frozen presentation which would increase our supply chain costs and make our product less attractive to end-users than products that can be stored at room temperature or under non-freeze refrigeration.

The outcome of any current or future disputes, claims, arbitration and litigation, including our dispute with Relief Therapeutics could have a material adverse effect on our business, financial condition and results of operations.

We are currently involved in a dispute with Relief Therapeutics Holding AG (“Relief Therapeutics”). We entered into a Collaboration Agreement with Relief Therapeutics (the “Collaboration Agreement”) on September 18, 2020. The Collaboration Agreement is limited to collaboration around “Product,” which is defined as any formulation of aviptadil for which Relief Therapeutics has paid the costs of research and development. Under that agreement, Relief Therapeutics was required to fund the development costs related to aviptadil for treatment of COVID-19 in exchange for a predetermined division of profits and we had the right to continue its development program with other investor funds should Relief Therapeutics not provide funding. Shortly following the entry into the Collaboration Agreement, however, a number of disputes arose between Relief Therapeutics and the Company, including with respect to the scope of clinical trials of aviptadil for treatment of COVID-19 respiratory failure and the stability of the original formulation for aviptadil. In February 2021, Relief Therapeutics ceased funding further development of aviptadil for the treatment of COVID-19 and advised us that it would not fund clinical trials for its inhaled use. Furthermore, Relief Therapeutics did not fund the cost of reformulation necessary to develop a shelf stable product (reformulated as ZYESAMI). Accordingly, we exercised our option under the Collaboration Agreement to bring investment from other sources to continue research and development.

On October 6, 2021, Relief Therapeutics filed a complaint in New York State Court (“NYS Court”), claiming that we failed to honor our obligations under the Collaboration Agreement (the “Complaint”). The Complaint seeks several remedies including damages for alleged breaches of the terms of the Collaboration Agreement. We believe that the claims are baseless and without merit.

In addition to asking the NYS Court to enter summary judgment in favor of NRx with regard to Relief Therapeutics’ demand to receive profit without having funded the underlying product, NRx has filed a complaint seeking damages of at least $185 million. However, the parties to the lawsuits agreed to engage in an effort to amicably resolve the litigation, held a mediation meeting on February 22, 2022, and plan to hold an additional mediation meeting in the coming months. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics. There can be no assurance, however, that we will be able to successfully resolve the dispute through mediation or that, in the event the dispute continues in litigation, we will be successful in our claims against Relief Therapeutics or our opposition to Relief Therapeutics’ claims. In the event of an adverse ruling, there can be no assurance that we would not be required to pay damages in an amount that may have a material adverse effect on our business, financial condition or results of operations.

If we fail to obtain or maintain FDA and other regulatory clearances for our products, or if such clearances are delayed, we will be unable to commercially distribute and market our products in the U.S. and in some international territories.

Our products are subject to rigorous regulation by national regulators around in the world, and by the FDA in the U.S. The process of seeking regulatory clearance or approval to market a drug product is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our products from the FDA, we may never be able to generate significant revenue in the U.S. and may be forced to focus on international markets where we currently do not have a presence or an established partnership, which will limit the revenue potential of our products.

In the U.S., the FDA permits commercial distribution of a new drug product only after the product has received approval of an NDA filed with the FDA, seeking permission to market the product in interstate commerce in the U.S. The NDA process is costly, lengthy and uncertain. Any NDA application filed by us will have to be supported by extensive data, including, but not limited to, technical, nonclinical, clinical trial, manufacturing and labelling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. In general, an NDA for a non-Breakthrough Therapy requires two clinical trials that meet pre-specified statistical endpoints. We have already completed a 196-person Phase IIb/III clinical trial of intravenous ZYESAMI for the treatment of respiratory failure in patients with critical COVID-19 (NCT04311697) and a 250+ person Expanded Access Protocol (NCT04311697). The trial approached, but failed to reach statistical significance on its primary endpoint of time recovery from respiratory failure, reaching a P value of .085. However, the trial demonstrated a statistically-significant two- fold improvement in odds of survival (P=.03) across all patients and sites of care. The trials additionally demonstrated a statistically-significant difference in the primary endpoint of being alive and free of respiratory failure at 60 days among patients treated in tertiary care hospitals but not among patients treated at regional hospitals.

As described above, the NIH has launched a Phase III trial, funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), which compares ZYESAMI to placebo and Veklury (remdesivir), a COVID-19 treatment offered by Gilead Sciences alone and in combination with ZYESAMI. This trial is called ACTIV-3b: Therapeutics for Severely Ill Inpatients With COVID-19 (TESICO) (NCT 04843761), and it began enrolling patients in April 2021. Should it achieve its primary endpoint of increased likelihood of recovery from respiratory failure at 90 days compared to placebo, this trial could qualify as a second Phase III trial in support of an NDA for ZYESAMI. We cannot predict with any certainty whether this trial will achieve its primary endpoint or if or when we might submit an NDA for regulatory approval, although we aim to submit an NDA to the FDA for accelerated approval of ZYESAMI for the treatment of COVID-19 by the end of 2022. Safety and efficacy determinations are within FDA’s purview and clinical trial results do not guarantee regulatory approval. Failure to obtain FDA approval of ZYESAMI, or a delay in our submission of an NDA for approval of ZYESAMI, could have a material adverse effect on our business and results of operations.

Obtaining clearances or approvals from the FDA and from the regulatory agencies in other countries could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA and other agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or they could simply deny our applications. In addition, even if we obtain an NDA approval or pre-market approvals in other countries, the approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if cleared or approved, our products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

Our revenue stream will depend upon third-party reimbursement.

Once our product candidates are cleared or approved by the regulatory authorities, the commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. However, the availability of insurance coverage and reimbursement for newly approved drugs is uncertain, and therefore, third-party coverage may be particularly difficult to obtain even if our products are approved by national regulatory authorities as safe and efficacious. Many patients using existing approved therapies are generally reimbursed all or part of the product cost by governmental and non-governmental insurance plans. Such payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for these products. Submission of applications for reimbursement approval generally does not occur prior to the filing of an NDA for that product and may not be granted for as long as many months after NDA approval. In order to obtain reimbursement arrangements for these products, we or our commercialization partners may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Initial dependence on the commercial success of our products may make our revenues particularly susceptible to any cost containment or reduction efforts.

We may have conflicts with our partners that could delay or prevent the development or commercialization of our product candidates.

Aside from the Complaint and our other disagreements with Relief Therapeutics, we are not aware of any material commercial conflicts that could delay or prevent development or commercialization. However, commercial conflicts such as the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property could arise in any joint development activity. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us a share in profits that we believe are due to us under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

Our products will face significant competition in the markets for such products, and if they are unable to compete successfully, our business will suffer.

Our product candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies.

Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, and (iii) carry on larger R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking non-clinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors in the psychiatry area include companies such as Johnson & Johnson, Pfizer, Eli Lilly, Sage Therapeutics, Axsome, and Relmada, among others. In the COVID-19 space it is likely that multiple products with approval and/or authorization to be used in this population will be used concurrently, e.g. steroids, remdesivir, tocilizumab, etc. We are not aware of any other investigational COVID-19 therapeutics that have a similar mechanism of action as ZYESAMI. Yet, the emergence of new and increased use of new treatment agents in the earlier stages of the

COVID-19 could limit the market potential. Companies with emerging earlier therapeutics include Pfizer, Astra-Zeneca, Lilly, Regeneron, etc. Furthermore, many new vaccines are in development.

We are faced with intense competition and rapid technological change, which may make it more difficult for us to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive regulatory approval in any jurisdiction, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If our competitors’ existing products or new products are more effective than or considered superior to our future products, the commercial opportunity for our product candidates will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. If we are successful in penetrating the relevant markets for treatment with our product candidates, other companies may be attracted to the market. Many of our competitors have products already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than we are and have substantially greater financial, technical, research, marketing, sales, distribution and other resources than we do. Our competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approvals, and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

Future products may never achieve market acceptance.

Future products that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of our products; the results of any long-term clinical trials relating to use of our products; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using our products are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning our products. Failure of any of our products to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

To be commercially successful, physicians must be persuaded that using our products are effective alternatives to existing therapies and treatments.

We believe that doctors and other physicians will not widely adopt our products unless they determine, based on experience, clinical data, and published peer reviewed journal articles, that the use of our products provides an effective alternative to other therapies and treatments. Patient studies or clinical experience may indicate that treatment with our products does not provide patients with sufficient benefits and/or improvement in quality of life. We believe that recommendations and support for the use of our products from medical societies and / or influential physicians will be essential for widespread market acceptance. Our products are still in the development stage and it is premature to attempt to gain support from physicians at this time. We can provide no assurance that such support will ever be obtained. If our products do not receive such support from these physicians and from long-term data, physicians may not use or continue to use, and hospitals may not purchase or continue to purchase, our products.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entails an inherent risk of product liability. We may be held liable if serious adverse reactions from the use of our product candidates occur. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trials liability insurance, but we do not currently carry product liability insurance.

While we plan to obtain product liability insurance as we near commercialization, we, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

We do not anticipate obtaining orphan drug protection for the treatment of COVID-19.

The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the U.S., or affecting more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making the drug available in the U.S. will be recovered from U.S. sales. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Further, if a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, (i.e., for seven years), the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, including if a competitive product is shown to be clinically superior to the product that was granted orphan exclusivity. COVID-19 is not considered a rare disease and the FDA has advised us that any potential benefits afforded to aviptadil based on an orphan drug designation would not apply to its use for the treatment of COVID-19.

We may not be able to obtain Hatch-Waxman Act marketing exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for our products.

Should we not obtain or fail to maintain patent protection on our products, we intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the U.S. The Hatch- Waxman Act provides marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) for a product using an active ingredient that the FDA has not previously approved (i.e., five years) or for a new dosage form, route or indication (i.e., three years). This market exclusivity will not prevent the FDA from approving a competitor’s NDA if the competitor’s NDA is based on studies it has performed and not on our studies. However, there can be no assurance that we will obtain Hatch-Waxman exclusivity for our products or that such exclusivity, if obtained, will protect us from direct competition.

Similarly, in the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization, which, if obtained, would prevent generic applicants from relying on our preclinical and clinical trial data. However, there can be no assurance that European authorities will grant data exclusivity for our products. Even if European data exclusivity is granted for our products, that may not protect us from direct competition. A competitor with a generic version of our products may be able to obtain approval of their product during our product’s period of data exclusivity by submitting a marketing authorization application (“MAA”) with a less than full package of nonclinical and clinical data.

In the future, we may undertake international operations, which would subject us to risks inherent with operations outside of the U.S.

Although we do not have any foreign manufacturing or distribution operations at this time, we may seek to obtain market clearances in foreign markets that we deem could generate significant opportunities. However, even with the cooperation of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

We would need to obtain approvals from the appropriate regulatory, pricing and reimbursement authorities to market any of our proposed products internationally, and we may be unable to obtain foreign regulatory approvals. Pursuing foreign regulatory approvals would be time-consuming and expensive. The regulations can vary among countries and foreign regulatory authorities may require different or additional clinical trials than the trials we conducted to obtain FDA approval for our product candidates. In addition, adverse clinical trial results in such countries, such as death or injury due to side effects, could jeopardize not only regulatory approval, but if approval is granted, may also lead to marketing restrictions. Our product candidates may also face foreign regulatory requirements applicable to controlled substances.

If we were to experience any of the difficulties listed above, or any other difficulties, any international development activities and our overall financial condition may suffer and cause us to reduce or discontinue our international development and registration efforts.

International commercialization of our product candidates requires successful collaborations.

We plan to commercialize some of our products internationally through collaborative relationships with foreign partners. We have limited foreign regulatory, clinical and commercial resources. Future partners are critical to our international success. However, we may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.

Our business activities have been disrupted due to the outbreak of the COVID-19 pandemic.

Despite the fact that some of our products are designed to combat COVID-19, we face the same risks and uncertainties that challenge all pharmaceutical companies related to the global outbreak of a new strain of COVID-19. In recent months, the continued spread of COVID-19 has led to disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans, business closures, and work-from-home or shelter-in-place orders around the world have significantly impacted our ability to conduct clinical trials, obtain supplies of needed materials and, in general, further the development of our business. It has, and may continue to, disrupt our third-party contract manufacturers and supply chain. We have also incurred increased overhead costs associated with the COVID-19 pandemic, including costs arising from protocols intended to reduce the risk of transmission among our employees and business partners. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, safety considerations, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risks that we identify in this “Risk Factors” section.

We are continuing to monitor the latest developments regarding the COVID-19 pandemic on our business, operations and financial condition and results, and have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impact of the pandemic. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. If the COVID-19 pandemic continues for a prolonged duration, the research and development of our products will be delayed and we may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of the COVID-19 pandemic to the global economy and to us are difficult to assess or predict and may include a decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place in order to control the COVID-19 pandemic or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

For additional information on how the COVID-19 pandemic has already impacted our business, operations and financial condition and results, see our historical consolidated financial statements, presented elsewhere in this annual report.

Global economic, political and social conditions, armed conflicts and uncertainties in the market that we serve may adversely impact our business.

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. The economic uncertainty in Europe, the U.S., India, China and other countries may cause end-users to further delay or reduce technology purchases.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed.

For example, the possibility of trade disputes and tariffs between countries with whom we are engaged may impact the cost of raw materials, finished products or components used in our products and our ability to sell our products in various markets. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. For example, the ongoing negotiations about transitioning the United Kingdom from the European Union following its formal exit on January 31, 2020 has increased the regulatory burden associated with the separation of the U.K. Medicines Authority from the European Medicines Authority and may result in the imposition of tariffs that could have an adverse impact on our results of operation. Additionally, there also is a risk that other countries may decide to leave the European Union. This uncertainty surrounding this transition not only potentially affects our business opportunities in the United Kingdom and the European Union, but also may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.

Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

We may not be successful in hiring and retaining key employees and contractors.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, including our interim Chief Executive Officer. If he terminates his relationship with us, such a departure could have a material adverse effect on our business.

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. We will need to hire additional qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the U.S., is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities; provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Business Code of Conduct and Anti-Corruption Policy, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose use to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens.

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate, including:

•	the Federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under Federal and state healthcare programs such as Medicare and Medicaid;
•	the Foreign Corrupt Practices Act (“FCPA”), which prohibits, among other things, any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business;
•	the Office of Foreign Assets Control, which prohibits, among other things, transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organization;
•	the Committee on Foreign Investment in the U.S., which has regulatory oversight over the sources and amounts of investment we may accept from non-US investors;
•	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•	state and foreign anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers;
•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	HIPAA and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•	laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and

•	federal laws requiring drug manufacturers to report information related to payments and other transfers of value made to physicians and other healthcare providers, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal open payments program, as well as other state and foreign laws regulating marketing activities.

Managing our growth as we expand operations may strain our resources and we may not successfully manage our growth.

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our drug candidates, which will place a significant strain on our financial, managerial and operational resources. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and to train, motivate and manage our employees. All of these activities will increase our expenses and may require us to raise additional capital sooner than expected. If we grow significantly, such growth will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, internal controls and infrastructure and hire and train additional qualified personnel. Our future success is heavily dependent upon growth and acceptance of our future products. If we are unable to scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business and financial condition will be harmed.

We may expand our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company.

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions of drug candidates or technologies to do so. Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuances of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition; difficulties in assimilating the acquired technologies or the operations of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of our key employees or key employees of the acquired companies.

We cannot assure you that any acquisition will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired product, company or business. Any such transaction could also result in impairment of goodwill and other intangibles, write-offs and other related expenses. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions. We cannot assure you that we will be able to make the combination of our business with that of acquired products, businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, business or companies may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our preferred or Common Stock, which could dilute each current stockholder’s ownership interest in NRx.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Alternative technologies and products are being developed to treat depression and some may target suicidal bipolar depression and post-traumatic stress disorder (“PTSD”). Numerous sponsors are attempting to develop drugs to treat or prevent progression to Critical COVID-19. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. Our competitors may market less expensive or more effective drugs that would compete with our drug candidates or reach market with competing drugs before we are able to reach market with our drug candidates. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations.

Business interruptions could limit our ability to operate our business.

Our operations as well as those of our collaborators on which we depend are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electrical and telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks.

Cyber security threats are evolving and include, but are not limited to, malicious software, phishing and other unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. The COVID-19 pandemic has forced many of our employees to shift to work-from-home arrangements, which increases our vulnerability to email phishing, social engineering or “hacking” through our remote networks, and similar cyber-attacks aimed at employees working remotely. Because the techniques used by cyber-attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Any such failures to prevent or mitigate cyber-attacks could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation.

In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats and training our employees to recognize attacks, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

Our management has significant requirements for enhanced financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. For the year ended December 31, 2021, our management has identified a material weakness in our internal controls. (See Section 9A(a) Evaluation of Disclosure Controls and Procedures.)

Going forward, if we are unable to establish and maintain appropriate internal financial reporting controls and procedures, in accordance with Section 404 of the Sarbanes-Oxley Act, it could impact our operating results, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations on a timely basis. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting on an annual basis in the future. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Common Stock.

Risks Related to Clinical and Regulatory Matters

If we fail to obtain the necessary regulatory approvals, or if such approvals are limited, we will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

In jurisdictions outside the U.S., we and any local collaborators we work with must receive marketing authorizations from the appropriate regulatory authorities before commercializing our drugs. Regulatory approval processes outside the U.S. generally include all of the aforementioned requirements and risks associated with FDA approval, and may impose different or additional steps not required by the FDA.

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research and development. Although the FDA is frequently named, the risks described relate to all regulatory interactions we may have around the world. Our research and clinical approaches may not lead to drugs that regulators consider safe for humans and effective for indicated uses we are studying. Regulators may require additional studies, in which case we and any product collaborators would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during our regulatory review.

Delays in obtaining regulatory approvals would:

•	delay commercialization of, and product revenues from, our product candidates; and
•	diminish the competitive advantages that we may have otherwise enjoyed, which would have an adverse effect on our operating results and financial condition.

Even if we comply with all regulatory requirements, our product candidates may never obtain regulatory approval. If we fail to obtain regulatory approval for any of our product candidates we will have fewer commercial products, if any, and corresponding lower product revenues, if any.

Even if a drug product is approved, the regulators may impose limitations on the use or marketing of such product.

Even if our product candidates receive regulatory approval from regulators, they may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a black boxed warning. Regulators may also require us or our collaborators to commit to perform lengthy Phase IV post-approval clinical efficacy or safety studies, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms that could materially affect the potential market and profitability of the product. Our expending of additional resources on such trials or programs would have an adverse effect on our operating results and financial condition.

After approval, certain circumstances may require additional regulatory notification, review, or approval, as well as further testing. These may include some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, or new safety information.

After approval, later discovery of previously unknown problems with a product will have adverse consequences for us.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, Warning Letters or Untitled Letters, holds or termination of post-approval clinical trials or FDA debarment;
•	delay or refusal of regulators to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	regulatory authority, including the FDA, issued safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such products;
•	mandated modifications to promotional material or issuance of corrective information;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties, including imprisonment, disgorgement and restitution, as well as consent decrees, corporate integrity agreements, deferred prosecution agreements and exclusion from federal healthcare programs.

If we are unable to design, conduct and complete clinical trials successfully, our drug candidates will not be able to receive regulatory approval.

In order to obtain regulatory approval for any of our drug candidates, we must submit an NDA or request for EUA that demonstrates with substantive evidence that the drug candidate is both safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

Results from Phase I clinical programs may not support moving a drug candidate to Phase II or Phase III clinical trials. Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies.

Even if the results of Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process also consumes a significant amount of time. Furthermore, if participating patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, such clinical trials will have to be suspended or terminated. Failure can occur at any stage of the clinical trials, and we could encounter problems that cause abandonment or repetition of clinical trials. The success in clinical trials depends on reaching statistically significant changes in patients’

symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

We do not know whether any of our planned clinical trials will result in marketable drugs. In addition, completion of clinical trials can be delayed by numerous factors, including:

•	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;
•	slower than expected rates of patient recruitment and enrollment;
•	unanticipated patient dropout rates; and
•	increases in time required to complete monitoring of patients during or after participation in a clinical trial.

Any of these delays could significantly impact the timing, approval and commercialization of our drug candidates and could significantly increase our overall costs of drug development.

Even if clinical trials are completed as planned, their results may not support expectations or intended marketing claims. The clinical trials process may fail to demonstrate that our drug candidates are safe and effective for indicated uses. Such failure would cause us to abandon a drug candidate and could delay development of other drug candidates.

We cannot predict whether regulatory agencies will determine that the data from our clinical trials of our product candidates supports marketing approval.

The FDA’s and other regulatory agencies’ decision to approve our drug candidates will depend on our ability to demonstrate with substantial clinical evidence through well-controlled clinical trials, that the product candidates are effective, as measured statistically by comparing the overall improvement in actively- treated patients against improvement in the control group (usually a placebo control). However, there is a possibility that our data may fail to show a statistically significant difference from the placebo-control or the active control. Alternatively, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the product candidates may not be considered to be clinically significant, clinically relevant or clinically meaningful. Consequently, we believe that regulators may consider additional data, such as a “responder” analysis, secondary efficacy endpoints and safety when evaluating whether our product candidates can be approved. We cannot predict whether the regulatory agencies will find that our clinical trial results provide compelling “responder” or other secondary endpoint data. Even if we believe that the data from our trials will support marketing approval in the U.S. or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

There is no guarantee that regulatory authorities will grant NDA approval of our current or future product candidates and failure to obtain necessary clearances or approvals for our current and future product candidates would adversely affect our ability to grow our business.

We have completed a Phase IIb/III clinical trial for ZYESAMI, and in the future expect to submit an NDA to the FDA for approval of ZYESAMI for the treatment of COVID-19 based on the recently completed clinical trial and additional clinical trials currently underway, including the NIH ACTIV3b/TESICO trial (NCT 04843761).

We initiated a Phase IIb/III clinical research program of NRX-101 during the second half of 2017 under an FDA Investigational New Drug (“IND”) application that was granted Fast Track designation by the FDA in August 2017 and was granted the Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement. We successfully completed a Phase II clinical trial of NRX-101 in patients with severe bipolar depression and acute suicidal ideation following stabilization with a single dose of ketamine and saw a statistically significant reduction in depression (P=0.04) and suicidal ideation (P=0.02) compared to lurasidone alone over 42 days of treatment. If this statistically-significant advantage is replicated in the Phase III clinical trial, under the terms agreed to with the FDA in our Special Protocol Agreement, we aim to submit a NDA to the FDA for the regulatory approval and commercialization of NRX-101 in the U.S. in 2023. We expect to explore regulatory submissions with regulatory authorities of other regions or countries by the end of 2023.

We cannot assure investors that the FDA or any other regulator will approve or clear ZYESAMI, NRX-101, or other product candidates for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for NDA market approval of new products, new intended uses or indications to existing or future products. Failure to receive approval for our new products would have an adverse effect on our ability to expand our business.

With respect to clinical trials, discussions and guidance are not binding obligations on the part of regulatory authorities.

Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to a special protocol agreement, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

The results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our drug candidates’ claims or that the regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. In particular, our clinical trials performed until now involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. Accordingly, the clinical trial process may fail to demonstrate that our drug candidates are safe and effective for the proposed indicated uses. If the FDA concludes that the clinical trials for any of our products for which we might seek clearance have failed to demonstrate safety and effectiveness, we would not receive regulatory clearance to market that product in the applicable countries for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay the filing of any product submissions with regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate revenues.

Delays in the commencement or completion of pharmaceutical development, manufacturing or clinical efficacy and safety testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether our pharmaceutical development, manufacturing or clinical efficacy and safety testing will begin on time or be completed on schedule, if at all. For example, we may encounter delays during the manufacture of pilot scale batches including delays with our contract development or manufacturing organization, sourcing satisfactory quantities of active pharmaceutical ingredient, narcotic import and export permits, sourcing of excipients, contract disputes with our third-party vendors and manufacturers, or failure of the product to meet specification.

The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	finding suitable clinical sites;
•	recruiting and enrolling patients to participate in a clinical trial;
•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;
•	manufacturing sufficient quantities of a product candidate;
•	investigator fraud, including data fabrication by clinical trial personnel;

•	diversion of controlled substances by clinical trial personnel; and
•	a clinical trial may also be suspended or terminated by us or by regulatory authorities due to a number of factors, including:
•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;
•	inspection of the clinical trial operations or trial site by regulatory authorities resulting in the imposition of a clinical hold;
•	unforeseen safety issues; or
•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

We may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators; support staff; the number of ongoing clinical trials in the same indication that compete for the same patients; and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. Pandemic or pandemic-like conditions may limit the ability of patients to participate in studies.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval.

Regulators may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. They may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manner than most of the patients. In addition to regulatory authority requirements, our clinical trial requires the approval of the institutional review board (“IRB”) at each site selected for participation in our clinical trial.

Additional delays to the completion of clinical studies may result from modifications being made to the protocol during the clinical trial, if such modifications are warranted and/or required by the occurrences in the given trial.

We may choose to make modifications to a clinical trial protocol during the clinical trial if such modifications are warranted and/or required by the occurrences in the trial. Each of such modifications has to be submitted to a regulatory authority. This could result in the delay or halt of a clinical trial while the modification is evaluated. In addition, depending on the magnitude and nature of the changes made, the regulatory authority could take the position that the data generated by the clinical trial cannot be pooled because the same protocol was not used throughout the trial. This might require the enrollment of additional subjects, which could result in the extension of the clinical trial and the FDA delaying clearance or approval of a product.

There can be no assurance that the data generated using modified protocols will be acceptable to regulators.

There can be no assurance that the data generated using modified protocols will be acceptable to the regulators or that if future modifications during the trial are necessary, any such modifications will be acceptable to regulators. If the regulators believe that prior approval is required for a particular modification, they can delay or halt a clinical trial while they evaluate additional information regarding the change.

If an adverse event occurs during a clinical trial, the regulators or an IRB may delay (clinical hold) or terminate the trial, which could adversely affect our business and prospects.

Serious injury or death resulting from a failure of one of our drug candidates during current or future clinical trials could result in the regulators delaying our clinical trials or denying or delaying clearance or approval of a product. Even though an adverse event may not be the result of the failure of our drug candidate, the regulators or an IRB could delay or halt a clinical trial for an indefinite period of time while an adverse event is reviewed, and likely would do so in the event of multiple such events.

Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or adverse events during the trials, may cause an increase in costs and delays in the filing of any product submissions with the FDA, delay the approval and commercialization of our products or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects. Lengthy delays in the completion of clinical trials of our products would adversely affect our business and prospects and could cause us to cease operations.

Developments by competitors may establish standards of care that affect our ability to conduct our clinical trials as planned.

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare our drug candidates to placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase.

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulation or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulations (“QSR”), and International Standards Organization (“ISO”), regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval.

Regulatory bodies, such as the FDA, enforce these regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues could result in, among other things, enforcement actions by the FDA.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce the potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that the product promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we or our commercialization partners cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider such training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with adverse event and pharmacovigilance reporting requirements, including the reporting of adverse events which occur in connection with, and whether or not directly related to, our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to recall, replace or refund the cost of any product we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Future government regulation may affect the commercialization of our product candidate.

We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer. If time and resources devoted are limited or there is a failure to fund the continued development of our drug candidates or there is otherwise a failure to perform as we expect to do, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

Conducting clinical trials of our drug candidates or commercial sales of a drug candidate may expose us to expensive product liability claims and we may not be able to maintain product liability insurance on reasonable terms or at all.

The risk of product liability is inherent in the testing of pharmaceutical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our drug candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the commercialization of our drug candidates. We currently carry clinical trial insurance but do not carry product liability insurance. If we successfully commercialize one or more of our drug candidates, we may face product liability claims, regardless of FDA approval for commercial manufacturing and sale. We may not be able to obtain such insurance at a reasonable cost, if at all. Even if our agreements with any current or future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

The use of a controlled substance in our NRX-100 drug candidate subjects us to DEA scrutiny and compliance, which may result in additional expense and clinical delays.

The U.S. Drug Enforcement Administration (“DEA”) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. One of the ingredients in NRX-100 is ketamine, a Schedule III controlled substance with high abuse potential. Consequently, the manufacture, research, shipment, storage, sale and use of this drug candidate is subject to a high degree of oversight and regulation. None of our other drugs currently under development, including NRX-101 and ZYESAMI, include a scheduled chemical compound.

DEA oversight and regulation can have the following impact on our efforts to develop new drug candidates:

•	interference with, or limits on, the supply of the drugs used in clinical trials for our product candidates, and, in the future, the ability to produce and distribute our products in the volume needed to meet commercial demand;
•	the FDA provides recommendations to DEA as to whether a drug should be scheduled as a controlled substance and the appropriate level of control; if DEA scheduling is required, a drug product may not be marketed until the scheduling process is completed, which could delay the launch of the product;
•	depending on the Schedule, drug products may be subject to registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA, which are directly applicable to product applicants, contract manufacturers, distributors, prescribers and dispensers of controlled substances; and
•	the DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging in order to prevent loss and diversion into illicit channels of commerce, which limits our ability to increase the availability of any controlled substances needed for clinical trials or commercial manufacturing.

Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized. Similarly, separate registrations are also required for separate facilities.

There are substantial penalties for failing to comply with DEA regulations.

The DEA typically inspects a facility to review its security measures prior to issuing a registration and on a periodic basis. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. However, records must be maintained for the handling of all controlled substances, and periodic reports may be required to be made to the DEA for the distribution of certain controlled substances. Reports must also be made for thefts or significant losses of any controlled substance. To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings or consent decrees. Individual states also independently regulate controlled substances.

There are limitations on the availability of controlled substances used in NRX-100 that may limit the availability of the active ingredients in certain of NRX-100 and NRX-101.

The DEA limits the availability and production of all scheduled substances, including ketamine, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our Phase IIb/III development program for NRX-100 and NRX-101, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be able to demonstrate the reduced risk we believe is applicable.

Schedule III drugs have lower abuse potential than Schedule I and II drugs. However, despite the foregoing reduced risk of abuse from Schedule III drugs, when compared to Schedule II drugs, there is no assurance that such reduced risk can be demonstrated in well controlled non-clinical and/or clinical studies in models of physical dependence, psychic dependence, addiction or precipitated withdrawal, or in studies of addiction or abuse liability in addicts, ex-addicts or recreational drug users. In the event that a reduced risk of abuse from Schedule III drugs, when compared to Schedule II drugs, is demonstrated in well controlled non- clinical and/or clinical studies, there is no assurance that the FDA will agree to incorporation of such favorable language in the products prescribing information.

The use of controlled substances in our product candidates may generate controversy.

Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity and media stories in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to additional regulatory hurdles, delays in, increased expenses for, and limit or restrict the introduction and marketing of, our product candidates.

We may need to focus our future efforts in new therapeutic areas where we have little or no experience.

Although our primary strategic interests are in the areas of depression and COVID-19 therapies, ZYESAMI and NRX-101 have potential benefits in other therapeutic areas. If our drug development efforts in bipolar depression fails, or if the competitive landscape or investment climate for antidepressant drug development or COVID-19 therapies is less attractive, we may need to change our strategic focus to include development of our product candidates, or of newly acquired product candidates, for therapeutic areas other than depression and COVID-19. We have very limited drug development experience in other therapeutic areas and we may be unsuccessful in making this change to a company with a focus in areas other than depression and COVID-19 or a company with a focus in multiple therapeutic areas including depression and COVID-19.

Some of our products for clinical trials may be manufactured outside the U.S.

Currently, our new clinical trial supplies for NRX-101 and ZYESAMI are being manufactured in the U.S., though some supplies are sourced from outside the U.S. Switching or adding manufacturing capability outside the U.S. can involve substantial cost and require extensive management time and focus, additional regulatory filings and compliance with import/ export regulations. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired timelines, thereby increasing our costs and reducing our ability to generate revenue.

Modifications to our products may require new NDA approvals.

Once a particular company product receives FDA approval or clearance, expanded uses or uses in new indications of our products may require additional human clinical trials and new regulatory approvals or clearances, including additional IND and NDA submissions and premarket approvals before we can begin clinical development, and/or prior to marketing and sales. If the FDA requires new clearances or approvals for a particular use or indication, we may be required to conduct additional clinical studies, which would require additional expenditures and negatively impact our operating results. If the products are already being used for these new indications, we may also be subject to significant enforcement actions.

Conducting clinical trials and obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Some of our other product candidates will require Risk Evaluation and Mitigation Strategies.

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and requires the adoption of REMS. Some of our product candidates, including the controlled substance-based products and potentially others, will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use.

We cannot predict the specific REMS to be required as part of the FDA’s approval of any of our products. Depending on the extent of the REMS requirements, our costs to commercialize our products may increase significantly. Furthermore, controlled substances risks that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

We are reliant on third party manufacturers to produce controlled substances that conform to our specifications and the FDA’s strict regulatory requirements.

The facilities of any of our future manufacturers of controlled substances must be approved by the FDA after we submit our NDA and before approval. We are dependent on the continued adherence of third-party manufacturers to cGMP manufacturing. If our manufacturers cannot successfully produce material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approvals. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

Risks Related to Intellectual Property

Our formulation of ZYESAMI is not covered by an issued patent and may be subject to future generic competition.

The use of vasoactive intestinal peptide (“VIP”) in a buffer at acidic pH 6.4-7 to treat respiratory and other illnesses was patented by Profs. Sami Said and Victor Mutt in 1975 (US 4,016,258), with additional patents granted (US 4,113,711, US 4,119,618, US 4,220,642), all of which have expired. We have licensed the knowhow, trade secrets, and other intellectual property developed by Professor Said from the Research Foundation for the State University of New York (“RFSUNY”). The proprietary formulation, manufacturing method, and container closure system we have developed achieves commercially- acceptable stability of ZYESAMI. This work has led to the filing of U.S. Provisional Patent Application No. 63/295,058, which was filed in the USPTO on December 30, 2021, and to the filing of Utility Patent Application No. 17/574,753 with the USPTO on January 24, 2022, but there is no assurance that claims will be granted under these applications. In the event that no patent protection is granted covering the formulation of ZYESAMI, if the drug is approved by the FDA, it is anticipated to receive at least five (5) years of data exclusivity from the FDA under what is commonly known as “paragraph 4” protections. Should no patents be granted by the end of this data exclusivity period, competitors may be able to market generic versions of ZYESAMI.

Our business relies on certain licensing rights that can be terminated in certain circumstances.

Our ability to continue to develop our product candidates is dependent on the use of certain intellectual property that is licensed to us, or in the process of being licensed to us, by third parties. These licenses are granted, or being granted, pursuant to agreements setting forth certain terms and condition for maintaining such licenses. In the event that the terms and conditions are not met, the licenses are at risk of being revoked and the granting process may be terminated. The primary license agreements include the Development and License Agreement, as amended, between Glytech LLC (“Glytech”) and NeuroRx (the “Glytech DLA”), the Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim, the License and Option Agreement, dated as of September 1, 2020, between RFSUNY and NeuroRx, and the Collaboration Agreement. Although ZYESAMI does not rely on U.S. Patent 8178489B2 or any other intellectual property of Relief Therapeutics, the intellectual property licensed to us under the Collaboration Agreement may also be at risk if the recent Complaint filed by Relief Therapeutics cannot be amicably resolved by the parties through mediation.

We may require additional licensing rights in the future, which may not be attainable.

Our ability to fully develop the full commercial potential of our product candidates may require us to acquire additional licensing rights from third parties in the future. There are no assurances that such rights will be available in the market when required, or that an agreement could be reached to license such rights from a third party on terms acceptable to us.

We may not succeed at in-licensing drug candidates or technologies to expand our product pipeline.

We may not be able to successfully in-license (i.e., licensing of patent technology or know-how developed by a third party in lieu of developing the technology ourselves) drug candidates or technologies to expand our product pipeline. The number of such candidates and technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising drug candidates and technologies is intense because such companies generally desire to expand their product pipelines through in- licensing. If we are unable to carry out such in-licensing and expand our product pipeline, our potential future revenues may suffer.

Our business depends upon securing and protecting critical intellectual property.

Our commercial success will depend in part on our obtaining and maintaining patent, trade secret, copyright and trademark protection of our technologies in the U.S. and other jurisdictions as well as successfully enforcing this intellectual property and defending this intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable intellectual property protection, such as patents or trade secrets, cover them. In particular, we place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the degree of future protection of our proprietary rights is uncertain for products that are currently in the early stages of development because we cannot predict which of these products will ultimately reach the commercial market or whether the commercial versions of these products will incorporate proprietary technologies.

Our patent position is highly uncertain and involves complex legal and factual questions.

Our patent position is highly uncertain and involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents; we or our licensors might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our technologies; it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents; our issued patents and issued patents of our licensors may not provide a basis for commercially viable technologies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and, we may not develop additional proprietary technologies that are patentable.

As a result, the validity of our owned and licensed patents may be challenged and we may not be able to obtain and enforce patents and to maintain trade secret protection for the full commercial extent of our technology. The extent to which we are unable to do so could materially harm our business.

We or our licensors have applied for and will continue to apply for patents for certain products. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products. Failure to receive, inability to protect, or expiration of our patents would adversely affect our business and operations.

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and we do not currently have the financial resources to fund such litigation. Further, such litigation can go on for years and the time demands could interfere with our normal operations and may absorb significant management time. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

If we are found to be infringing on patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain a license to continue the development or sale of our products, and/or pay damages.

Our manufacturing processes and potential products may violate proprietary rights of patents that have been or may be granted to competitors, universities or others, or the trade secrets of those persons and entities. As the pharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe the patents or trade secrets of others. These other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to conduct clinical tests, manufacture or market the affected product or use the affected process. Required licenses may not be available on acceptable terms, if at all, and the results of litigation are uncertain. If we become involved in litigation or other proceedings, it could consume a substantial portion of our financial resources and the efforts of our personnel.

Our ability to protect and enforce our patents does not guaranty that we will secure the right to commercialize our patents.

A patent is a limited exclusionary right conferred upon an inventor, and his successors in title, in return for the making and disclosing of a new and non-obvious invention. This exclusionary right is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using his invention. While a patent gives the holder this right to exclude others, it is not an authorization to commercialize the invention, where other permissions may be required for permissible commercialization to occur. For example, a drug cannot be marketed without the appropriate authorization from the FDA, regardless of the existence of a patent covering the product. Further, the invention, even if patented itself, may not be able to be successfully commercialized if it infringes the valid patent rights of another party.

We rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors.

We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others.

If we are unable to obtain the statutory patent extension related to the review time in the U.S., we may need to rely on the 3-year Hatch-Waxman Act marketing exclusivity, the six month pediatric exclusivity, any approved -year Orphan Drug exclusivities, potential future formulation patents and up to ten years of data exclusivity in Europe. See “Risks Related to Clinical and Regulatory Matters — We may not be able to obtain Hatch-Waxman Act marketing exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for our products.”

We may not receive royalty or milestone revenue relating to our product candidates under our collaboration and future license agreements for several years, or at all.

We expect that our future collaboration agreements and future license agreements relating to our product candidates will provide for payments on achievement of development or commercialization milestones and for royalties on product sales. However, because none of our drug candidates has been approved for commercial sale, many of our drug candidates are at early stages of development and drug development entails a high risk of failure, we may never realize much of the milestone revenue provided for in our future collaboration and future license agreements and we do not expect to receive any royalty revenue for several years, if at all. Similarly, drugs we select to commercialize ourselves, or partner for later stage co-development and commercialization, may not generate revenue for several years, or at all.

Risks Related to Our Reliance on Third Parties

We do not have direct control of third parties performing preclinical and clinical trials.

We may depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These investigators and collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such activities ourselves. If these investigators or collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed or prevented.

Our potential collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors to our detriment, the approval of our regulatory submissions will be delayed and the sales from our products, if any are commercialized, will be less than expected.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct all the pre-clinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

We have no manufacturing capabilities and depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

We currently depend on contract manufacturers. We plan to enter into long-term commercial supply agreements for our product candidates. If any manufacturer is unable to produce required quantities on a timely basis or at all, our operations would be delayed and our business harmed. Our reliance on contract manufacturers exposes us to additional risks, including:

•	failure of our future manufacturers to comply with strictly-enforced regulatory requirements;
•	failure to manufacture to our specifications, or to deliver sufficient quantities in a timely manner;

•	the possibility that we may terminate a contract manufacturer and need to engage a replacement;
•	the possibility that our future manufacturers may not be able to manufacture our product candidates and products without infringing the intellectual property rights of others;
•	the possibility that our future manufacturers may not have adequate intellectual property rights to provide for exclusivity and prevent competition; and
•	insufficiency of intellectual property rights to any improvements in the manufacturing processes or new manufacturing processes for our products.

Any of these factors could result in significant delay or suspension of our clinical trials, regulatory submissions, receipt of required approvals or commercialization of our products and harm our business. If we are not able to secure favorable arrangements with such third parties, our business and financial condition could be harmed.

We must enter into agreements with, and depend upon, one or more partners to assist us in commercializing our product candidates.

Our ability to commercialize depends upon our continued ability to purchase raw materials from suppliers, our ability to arrange manufacture at contract manufacturers, our ability to deploy commercial sales force via third party partnerships, and our ability to manage shipping and logistics. Any collaboration agreement we enter into may contain unfavorable terms, for example, with respect to product candidates covered, control over decisions and responsibilities, termination rights, payment, and other significant terms.

Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement will be dependent on the efforts of our collaboration partner and may result in lower levels of income to us than if we marketed our product candidates entirely on our own. The collaboration partner may not fulfill its obligations or commercialize our product candidates as quickly as we would like. Even if the collaboration partner performs well, there is no assurance that our proposed products will achieve acceptance by patients, health care providers and insurance companies.

We could also become involved in disputes with our partner, which could lead to delays in or termination of our commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited and our financial condition may be adversely affected.

Upon commercialization of our products, we may be dependent on third parties to market, distribute and sell our products. If we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We have no experience selling, marketing or distributing products and no internal capability to do so. In order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us. If we decide to commercialize any of our drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

If we decide to enter into new co-promotion or other licensing arrangements with third parties, we may be unable to locate acceptable collaborators because the number of potential collaborators is limited and because of competition from others for similar alliances with potential collaborators. Even if we are able to identify one or more acceptable new collaborators, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.

In addition, any revenues we receive would depend upon our collaborators’ efforts which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations or other factors outside of our control. Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, or at all.

Risks Related to Ownership of Our Common Stock

Our issuance of additional shares of Common Stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our Common Stock or securities convertible into Common Stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Common Stock or securities convertible into our Common Stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock, or both.

Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their percentage ownership. See the “Description of Capital Stock” section of this annual report.

The issuance of earnout shares would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Upon satisfaction of certain triggering events, an aggregate of 25,000,000 shares of our Common Stock may be issued as earnout shares. The earnout threshold is achieved if, prior to December 31, 2022, ZYESAMI receives EUA by the FDA and we submit, and the FDA files for review, an NDA for ZYESAMI. The earnout shares will be issued within five (5) business days of achieving the earnout threshold. To the extent such earnout shares are issued, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Future sales, or the perception of future sales, of our Common Stock by us or our existing stockholders in the public market could cause the market price for our Common Stock to decline.

The sale of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In addition, the shares of Common Stock reserved for future issuance under the NRx 2021 Omnibus Incentive Plan (the “Incentive Plan”) are eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 of the Exchange Act, as applicable. The number of shares reserved for future issuance under the Incentive Plan is 5,373,049. In addition, the Incentive Plan includes an evergreen feature that will allow our Board, in its sole discretion, to reserve additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board.

Accordingly, our stockholders and the holders of insider shares may sell large amounts of Common Stock or warrants in the open market or in privately negotiated transactions when permitted, which could have the effect of increasing the volatility in the trading price of the Common Stock or the warrants or putting significant downward pressure on the price of the Common Stock or the warrants.

Further, sales of Common Stock or warrants upon expiration of any applicable lockup periods could encourage short sales of our Common Stock or warrants by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. Short sales of our Common Stock or warrants could have a tendency to depress the price of our Common Stock or warrants, respectively, which could increase the potential for short sales.

We cannot predict the size of future issuances of our Common Stock or warrants or the effect, if any, that future issuances and sales of shares of our Common Stock or warrants will have on the market price of our Common Stock or warrants. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices of our Common Stock or warrants.

We qualify as an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in the BRPA initial public offering (for purposes of this clause (iv), this date is December 31, 2022). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for the Common Stock and its price may be more volatile.

Additionally, we will qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two (2) years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

The Charter, the Bylaws and DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board. Among other things, the Charter and/or the Bylaws include the following provisions:

•	a staggered board, which means that our Board is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•	a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders;
•	a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. We have elected in the Charter not to be subject to Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding Common Stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the Board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the Common Stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding Common Stock not held by such interested stockholder at an annual or special meeting of stockholders. However, the Charter contains provisions that have the same effect as Section 203 of the DGCL, except they provide that Jonathan Javitt and Daniel Javitt and their respective affiliates will not be deemed to be “interested stockholders” regardless of the percentage of Common Stock owned by them and, accordingly, will not be subject to such restrictions.

Any provision of the Charter, the Bylaws or DGCL that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

The Charter and the Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

The Charter and the Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery of the State of Delaware (the “Chancery Court”) (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, the Charter or the Bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter and the Bylaws will provide that the federal district courts of the U.S. shall have jurisdiction over any action arising under the Securities Act.

Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Certain of our stockholders have effective control of NRx, and their interests may conflict with NRx’s or yours in the future.

Jonathan Javitt and Daniel Javitt beneficially own approximately 22.2% and 19.7% of the outstanding shares of Common Stock, respectively. For so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of Common Stock, Jonathan Javitt and Daniel Javitt will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Jonathan Javitt and Daniel Javitt will have significant influence with respect to our management, business plans and policies. In particular, for so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of Common Stock, Jonathan Javitt and Daniel Javitt will be able to cause or prevent a change of control of NRx or a change in the composition of our Board and could preclude any unsolicited acquisition of NRx. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of NRx and ultimately might affect the market price of Common Stock. So long as Jonathan Javitt and Daniel Javitt continue to own a significant amount of our combined voting power, even if such amount is less than 50%, Jonathan Javitt and Daniel Javitt will continue to be able to strongly influence or effectively control our decisions.

Notwithstanding Jonathan Javitt’s and Daniel Javitt’s or substantial influence over NRx, we may from time to time enter into transactions with Jonathan Javitt and Daniel Javitt and their respective affiliates, or enter into transactions in which Jonathan Javitt and Daniel Javitt or their respective affiliates otherwise have a direct or indirect material interest. We have adopted a formal written policy for the review and approval of transactions with related persons. A description of the policy we adopted with respect to the approval or ratification of transactions in which related persons, such as Jonathan Javitt and Daniel Javitt and their respective affiliates, have a direct or indirect material interest is included in this annual report. For more information, see “Certain Relationships and Related Party Transactions” section of this annual report.

Our Charter will not prevent Jonathan Javitt and Daniel Javitt and their respective affiliates from engaging in business activities which compete with us or otherwise conflict with our interests.

Although Jonathan Javitt and Daniel Javitt are precluded from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which our Company operates based on Jonathan Javitt’s prior employment contract and current consulting contract with us and the Glytech DLA, respectively, our Charter provides that none of Jonathan Javitt and Daniel Javitt or their respective affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which NRx operates. Jonathan Javitt and Daniel Javitt also may pursue corporate opportunities that may be complementary to our business and, as a result, those corporate opportunities may not be available to us.

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods we may continue to rely on exemptions from certain corporate governance standards, which limit the presence of independent directors on our Board or committees of the Board.

Previously, Jonathan Javitt and Daniel Javitt controlled the votes of the majority of our Common Stock. As a result, we were a “controlled company” for purposes of the Nasdaq corporate governance rules and were exempt from certain governance requirements otherwise required by Nasdaq, including requirements that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

General Risk Factors

Our Common Stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Industry” and the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our products;
•	future announcements concerning our business, our product users’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us; and
•	changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. As a result, you may suffer a loss on your investment.

Securities litigation could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our Common Stock, the price of our Common Stock could decline.

The trading market for our Common Stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our Common Stock, or if our reporting results do not meet their expectations, the market price of our Common Stock could decline.

The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes- Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, our Board committees or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. As an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act. For additional information related to the risks and uncertainties of our compliance with the Sarbanes-Oxley Act, see “Risk Related to an Early-Stage Company — Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.”

We do not intend to pay dividends on our Common Stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, legal requirements, certain restrictions related to our indebtedness, industry trends and other factors that our Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Common Stock. As a result, you may have to sell some or all of your Common Stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 1201 Orange Street, Suite 600 Wilmington, DE 19801.

Item 3. Legal Proceedings.

On October 6, 2021, Relief Therapeutics Holding AG (“Relief Therapeutics”) filed a complaint (the “Complaint”) in New York State Court (the “NYS Court”), claiming that the Company failed to honor its obligations under the Binding Collaboration Agreement dated September 18, 2020 (the “Collaboration Agreement”). The Complaint seeks several remedies, including damages for alleged breaches of the terms of the Binding Collaboration Agreement. We believe that the claims are baseless and without merit. On January 10, 2022, the Company filed a complaint in NYS Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185 million. However, the parties to the lawsuits agreed to engage in an effort to amicably resolve the litigation, held a mediation meeting on February 22, 2022, and plan to hold an additional mediation meeting in the coming months. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics. There can be no assurance, however, that we will be able to successfully resolve the dispute through mediation or that, in the event the dispute continues in litigation, we will be successful in our claims or in our opposition to Relief Therapeutics’ claims.

On January 18, 2022, a federal securities class action complaint was filed against the Company, its Chief Executive Officer at the time, Jonathan Javitt, and its former Chief Financial Officer, William Fricker, by purported stockholder Cristian Dal Bosco (the “Dal Bosco Complaint”). The Dal Bosco Complaint alleges that the Company made false or misleading statements or otherwise failed to disclose that the Company’s EUA application contained insufficient data regarding the potential benefits and risks of ZYESAMI and, accordingly, the FDA was unlikely to approve it. The Company believes the Dal Bosco Complaint is baseless and without merit and intends to defend itself vigorously. There can be no assurance, however, that the Company will be successful. The Dal Bosco Complaint has not been served on the Company, but its filing has led to the filing, and threatened filing, of almost verbatim class action complaints.

In addition to the matters described above, we may become involved in various legal actions incidental to our business. As of the date of this annual report, we are not involved in any other legal proceedings that we believe could have a material adverse effect on our financial position or results of operations, but regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, and diversion of management resources.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market or Markets

Our shares of common stock are currently quoted on the Nasdaq Capital Market under the symbol “NRXP.” Our common stock commenced trading on the Nasdaq Capital Market on May 25, 2021. Prior to such date, our shares of common stock were traded on the Nasdaq Capital Market under the symbol “BRPA.”

Approximate Number of Holders of Common Stock

As of December 31, 2021 there were approximately 73 record holders of the Company’s common stock. The actual number of stockholders is greater than the number of record holders because stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees are not counted as separate record holders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board. No dividends have been declared or paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of our Board, subject to applicable law.

Recent Sales by the Company of Unregistered Securities

None. However, see Note 15: “Subsequent Events”.

Repurchases of Securities

None.

Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of NRx Pharmaceuticals’ financial condition and plan of operations together with NRx Pharmaceuticals’ consolidated financial statements and the related notes appearing elsewhere herein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. NRx Pharmaceuticals’ actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere herein.

Overview

On May 24, 2021, Big Rock Partners Acquisition Group (“BRPA”), a special purpose acquisition company, consummated the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with NeuroRx, Inc., a Delaware corporation (“NeuroRx”), and Big Rock Merger Corp., a Delaware corporation and wholly-owned, direct subsidiary of BRPA (“Merger Sub”). Pursuant to the Merger Agreement, on May 24, 2021 (the “Closing Date”), which has been accounted for as a reverse recapitalization, Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). On the Closing Date, BRPA changed its name to NRX Pharmaceuticals, Inc. (“NRx Pharmaceuticals” or the “Company”).

NRx Pharmaceuticals is a clinical stage pharmaceutical company that is developing, through its wholly-owned operating subsidiary, NeuroRx, NRX-100 and NRX-101, the first oral therapeutic for the treatment of Bipolar Depression in patients with Acute Suicidal Behavior/Ideation (ASIB) and Sub-Acute Suicidal Ideation and Behavior (“SSIB”), and ZYESAMI (aviptadil), an intravenous and inhaled drug to treat respiratory failure in COVID-19 and potentially other respiratory disorders.

NRX-100 and NRX-101 were developed based upon 30 years of basic science and clinical expertise contributed by Dr. Daniel Javitt, MD, PhD, related to the role of the brain’s N-methyl-D-aspartate (“NMDA”) receptor in regulating human thought processes in general and in regulating depression and suicidality. The NRX-100 and NRX-101 therapy begins with a single dose of ketamine (NRX-100), an FDA approved anesthetic, followed by approximately six weeks of daily oral NRX-101. NRX-101 is being developed as a rapid-onset and sustained treatment for bipolar depression with ASIB and SSIB. NRX-101 combines DCS, a NMDA receptor modulator, and lurasidone, a 5-HT2a receptor antagonist.

NRX-101 has been awarded Fast Track designation, Breakthrough Therapy designation, a Biomarker Letter of Support, and a Special Protocol Agreement by the FDA. Peer-reviewed and published results from Phase II clinical studies demonstrate a significant decline and stabilization in symptoms of depression and suicidality following administration of DCS. Findings from one of these studies found that bipolar patients who were already receiving a 5-HT2a antagonist demonstrated more than a 50% reduction in symptoms of depression and a 75% reduction in suicidal ideation when ketamine and DCS were added to their treatment regimen. Side effects for patients in a P2a combination study of DCS and 5HT2a included mild sedation, headaches and hypomania. Breakthrough Therapy designation was awarded based on data from the STABIL-B study (NCT02974010) that demonstrated a statistically significant advantage of NRX-101 vs. lurasidone (the current standard of care) in maintaining remission from depression and suicidality following a single stabilizing dose of ketamine.

In March 2020, NRx Pharmaceuticals initiated development of RLF-100 (aviptadil acetate) (now reformulated as ZYESAMI by NRx Pharmaceuticals) in partnership with Relief Therapeutics Holding AG (“Relief Therapeutics”). ZYESAMI is based on 50 years of research, pioneered by Professor Sami Said, on the role of aviptadil in preventing and treating acute lung injury by protecting the Type II cell in the lung. The rights to Professor Said’s scientific work are licensed by the Company from the Research Foundation for the State University of New York.

NRx Pharmaceuticals and Relief Therapeutics entered into a Binding Collaboration Agreement on September 18, 2020 (the “Collaboration Agreement”) for the clinical development and, if approved, the sale of aviptadil. The Collaboration Agreement provided for funding by Relief Therapeutics of certain clinical trials, formulation and manufacturing of aviptadil, as well as established sales territories for each party and share of the profits in those territories for “Product” as defined in the Collaboration Agreement. Relief Therapeutics has reimbursed the Company approximately $10.9 million for expenses but has subsequently declined to reimburse the Company for additional costs.

On October 6, 2021, Relief Therapeutics filed a complaint in New York State Court, claiming that the Company failed to honor its obligations under the Collaboration Agreement. Relief Therapeutics’ complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. The Company believes that the claims are baseless and without merit. On January 10, 2022 the Company filed a complaint in New York State Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185.0 million. However, the parties to the lawsuits agreed to engage in an effort to amicably resolve the litigation, held a mediation meeting on February 22, 2022, and plan to hold an additional mediation meeting in the coming months. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute significant claims against Relief Therapeutics.

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

On the basis of these results, NRx Pharmaceuticals applied for FDA Emergency Use Authorization (“EUA”) on May 31, 2021. In November 2021, the FDA notified us that it was unable to issue the EUA at that time due to insufficient data regarding the known and potential benefits of ZYESAMI and the known and potential risks of ZYESAMI in patients suffering from critical COVID-19 with respiratory failure. In response, in February 2022, the Company filed a new request for EUA in patients with COVID-19 respiratory failure who are at immediate risk of death despite treatment with remdesivir and other approved therapies. As of the date of this annual report, that request is still pending.

Should an EUA be granted, this would provide NRx Pharmaceuticals with a one-year period during which ZYESAMI could be marketed for the treatment of COVID-19 in the U.S. in advance of the filing a new drug application (“NDA”) with the FDA for formal approval of ZYESAMI for the treatment of COVID-19 based on the recently completed clinical trial and the additional clinical trials currently underway, including the NIH ACTIV3b/TESICO trial (NCT 04843761). If authorized for use, ZYESAMI would fill a high unmet need in the U.S. specifically for COVID-19 patients who are critically ill with respiratory failure, as current options have only limited applicability in this patient segment.

On October 8, 2021, the Company submitted an updated manufacturing module to its FDA Investigational New Drug file documenting this change in manufacture and stability. On November 8, 2021, the FDA communicated with the Company that the manufacturing update had been reviewed and that no “clinical hold” items had been identified (this is the regulatory language that allows an investigational product to be given to patients). The Company initiated a parallel manufacturing process to conform to EU and UK standards. In October 2021, the Company announced that a European Qualified Person audit was conducted, and no major deficiencies were identified, thus clearing ZYESAMI’s use in EU investigational programs.

Although NRx Pharmaceuticals’ initial focus has been on the use of intravenous ZYESAMI, NRx Pharmaceuticals also received permission from the FDA to test inhaled ZYESAMI in a phase II/III clinical trial for patients with early disease. NRx Pharmaceuticals believes that the inhaled drug may be more convenient for some patients to self-administer than receiving the intravenous drug. This clinical trial commenced in January 2021 but has been temporarily paused pending a review of technical issues about the optimal delivery of the drug to the trial patients. In July 2021, the Company signed an agreement for a Phase II Inhaled clinical trial of ZYESAMI in the nation of Georgia, but the Company has decided not to proceed with this trial. In addition, a separate inhaled study being conducted by I-SPY was stopped after it showed futility, most likely driven by the challenges of administering nebulized medication to patients receiving high flow oxygen support although other factors may also play a role. Based on the data received from the two incomplete studies, we plan to explore the application of this form in patients with earlier forms of COVID-19 and other respiratory diseases who are still able to inhale normally and do not have inflammatory debris clogging their alveoli.

On July 11, 2021, NRx Pharmaceuticals entered into a Memorandum of Understanding with the Ministry of Defense of the State of Israel (the “MoU”) for an exclusive, worldwide license to develop a novel COVID-19 vaccine (BriLifeTM) developed by the Israel Institute for Biological Research (“IIBR”). However, after investigating the manufacturing requirements of the vaccine, the expected regulatory path for approval in Israel and the EU, the commercial opportunity, and the financial commitment required for development of the vaccine, the Company decided not to continue with the project. We plan to effect a transition in consultation with the IIBR. This decision was communicated to the IIBR in a letter dated March 20, 2022.

As part of the Company’s consideration of the vaccine project, the Company entered into a Shareholder Agreement, dated October 15, 2021 (the “Agreement”), with Shimshon Hen and David Sepiashvili, each an Israeli citizen (the “Consultants”), under which the Consultants agreed to provide certain consulting services, and which set out a framework for establishing a potential joint venture between the Consultants and the Company that would have been responsible for the development and commercialization of the BriLife vaccine. Pursuant to the terms of the Agreement, the Company issued an aggregate of 4,000,000 shares of the Company’s Common Stock to the Consultants on October 20, 2021 under the Company’s 2021 Omnibus Incentive Plan. The Company is evaluating its options with respect to the Consultants.

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the years ended December 31, 2021 and 2020, NRx Pharmaceuticals’ net loss was $93.1 million and $51.8 million, respectively. As of December 31, 2021, NRx Pharmaceuticals had an accumulated deficit of $183.2 million.

COVID-19 Outbreak

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 Outbreak continues to evolve. As such, NRx Pharmaceuticals cannot estimate the full magnitude, whether positive or negative, that the pandemic will have on our business. If the COVID-19 Outbreak continues, it may have a material adverse effect on our financial condition, liquidity, and future results of operations for the year ending December 31, 2022 and beyond. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce. Alternatively, the COVID-19 Outbreak could have a material positive effect on market demand for ZYESAMI. Given the daily evolution of the COVID-19 Outbreak, the uncertainty around the emergence of new strains, the global responses to curb its spread, and the uncertainty of the authorization / approval of ZYESAMI by the FDA, NRx Pharmaceuticals is not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 and beyond. Aside from our COVID-19 related trials, as a result of the COVID-19 Outbreak, our other trials have been halted, although we expect to resume our trials for NRX-100 and the registrational and NRX-101 study in the second half of 2022. We are currently initiating a Phase II study of NRX-101 in patients with bipolar depression and sub-acute Suicidality (SSIB). This study will enroll patients that do not need to be hospitalized and certain study visits can be done remotely. This will enable us to better prepare for the start of our registrational P2/3 SPA studies of NRX-100 /NRX-101 in patients with severe bipolar depression and acute suicidal ideation and behavior (“ASIB”).

Components of Results of Operations

Operating expenses

Research and development expenses

NRx Pharmaceuticals’ research and development expenses consist primarily of costs associated with clinical trials, salaries, payroll taxes, employee benefits, and equity-based compensation charges for individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been used.

General and administrative expenses

General and administrative expenses consist primarily of salaries, stock-based compensation, consultant fees, and professional fees for legal and accounting services.

Settlement Expense

Settlement expense consists primarily of settlement expenses related to the GEM Warrant as further discussed in footnote 9 to the Company’s 2021 Audited Financial Statements under “Share Subscription Facility Agreement – GEM”.

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief Therapeutics consists of reimbursable expenses as part of the Collaboration Agreement.

Results of operations for the years ended December 31, 2021 and 2020

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Years ended December 31,
	2021	2020	Change

Operating expenses:
Research and development	$20,257	$10,625	$9,632
General and administrative	74,944	11,436	63,508
Settlement expense	21,366	39,486	(18,120)
Reimbursement of expenses from Relief Therapeutics	(771)	(10,160)	9,389
Total operating expenses	115,796	51,387	64,409
Loss from operations	$(115,796)	$(51,387)	$(64,409)

Other (income) expenses:
Gain on extinguishment of debt	(121)	—	(121)
Interest expense	18	56	(38)
Change in fair value of warrant liability	(1,692)	—	(1,692)
Change in fair value of Earnout Cash liability	(20,938)	—	(20,938)
Change in fair value of embedded put	—	27	(27)
Loss on conversion of convertible notes payable	—	307	(307)
Total other (income) expenses	(22,733)	390	(23,123)
Loss before tax	(93,063)	(51,777)	(41,286)
Net loss	$(93,063)	$(51,777)	$(41,286)

Operating expenses

Research and development expenses

For the year ended December 31, 2021, we recorded $20.3 million of research and development expenses compared to $10.6 million for the year ended December 31, 2020. The increase of $9.6 million related primarily to an increase of $6.9 million in clinical trials and development expenses related to ZYESAMI; an increase of $2.1 million related to fees paid to regulatory and process development consultants, an increase of $0.9 million in stock-based compensation expense, partially offset by a decrease of $0.3 million in other regulatory and process development costs. The $20.3 million and $10.6 million of research and development expenses for the years ended December 31, 2021 and 2020 respectively, include $1.3 million and $0.4 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the year ended December 31, 2021, we recorded $74.9 million of general and administrative expenses compared to $11.4 million for the year ended December 31, 2020. The increase of $63.5 million related primarily to $56.0 million of consultant fees, of which $41.0 million relates to the fair value of common stock issued related to the Shareholder Agreement described in footnote 10 of the Company’s 2021 Audited Financial Statements under “VaccineCo Agreement and Issuance of Shares”, an increase of $6.2 million in stock-based compensation, an increase of $4.0 million in insurance expense, an increase of $1.5 million in legal and professional fees, an increase of $0.8 million for employee expenses, and an increase of $0.4 million in other general and administrative expenses, partially offset by a decrease of $5.4 million of warrant expense for warrants issued to board members for services. The $74.9 million and $11.4 million of general and administrative expenses for the years ended December 31, 2021 and 2020 respectively, include $60.3 million and $5.7 million, respectively, of non-cash stock-based compensation, consulting fees, and warrant expense.

Settlement Expense

For the year ended December 31, 2021, we recorded $21.4 million of settlement expense compared to $39.5 million of settlement expense for the year ended December 31, 2020. Settlement expense is a non-cash expense related to the GEM Warrant.

Reimbursement of expenses from Relief Therapeutics

For the year ended December 31, 2021, we recorded $0.8 million of reimbursement of expenses from Relief Therapeutics compared to $10.2 million of reimbursement of expenses from Relief Therapeutics for the year ended December 31, 2020.

Gain on extinguishment of debt

For the year ended December 31, 2021, NRx Pharmaceuticals recorded $0.1 million of gain on extinguishment of debt and did not record a gain or loss for the year ended December 31, 2020. The increase of $0.1 million related to the forgiveness of the PPP Loan which resulted in a gain on extinguishment for the outstanding principal and accrued and unpaid interest.

Interest expense

For the year ended December 31, 2021, we recorded less than $0.1 million of interest expense compared to $0.1 million for the year ended December 31, 2020. The decrease of less than $0.1 million related primarily to the conversion of convertible notes payable in 2020.

Change in fair value of warrant liability

For the year ended December 31, 2021, NRx Pharmaceuticals recorded a gain of $1.7 million related to the change in fair value of the warrant liability and did not record any gain or loss for the year ended December 31, 2020. The gain related to the decrease in the fair value of the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the year ended December 31, 2021, NRx Pharmaceuticals recorded a gain of $20.9 million related to the decrease in fair value of the Earnout Cash liability and did not record any gain or loss for the year ended December 31, 2020. The gain primarily resulted from a decrease in the probability of achieving the Earnout Cash milestones by December 31, 2022 due to changes to the anticipated re-start date of the NRX-101 Phase III clinical trial, slower enrollment in the NIH’s ZYESAMI clinical trial, and the FDA’s November decision not to approve EUA for ZYESAMI.

Loss on conversion of convertible notes payable

For the year ended December 31, 2021, we did not record a loss on conversion of convertible notes payable and recorded $0.3 million of loss on conversion of convertible notes payable for the year ended December 31, 2020. The decrease of $0.3 million related to the loss on extinguishment for the difference between the carrying value of the convertible notes, unamortized debt discount, and the fair value of the embedded put option, and the fair value of common shares issued.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020

Balance Sheet Data:
Cash	$27,605	$1,859
Total assets	32,729	2,941
Earnout cash liability	4,582	—
Total liabilities	11,923	46,712
Total stockholders' equity (deficit)	20,806	(43,771)
Statement of Cash Flow Data:
Net cash used in operating activities	(37,703)	(2,265)
Net cash used in investing activities	(7)	(2)
Net cash provided by financing activities	63,456	3,249
Net increase in cash	$25,746	$982

We believe our cash will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months after the date the financial statements are issued. We have based this estimate on assumptions that may prove to be wrong and we could utilize our cash sooner than we currently expect.

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

Reverse Recapitalization Merger

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (the “Earnout Shares”) if, prior to December 31, 2022, ZYESAMI receives emergency use authorization by the “FDA” and NeuroRx submits and the FDA files for review a new drug application for ZYESAMI (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100.0 million in cash (the “Earnout Cash”) upon the earlier to occur of (x) FDA approval of ZYESAMI and the listing of ZYESAMI in the FDA’s “Orange Book” and (y) FDA approval of NRX-100 and NRX-101 and the listing of the NRX-100 and NRX-101 in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the

Earnout Shares will be issued within five (5) business days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the Board of Directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. At December 31, 2021, the fair value of the Earnout Cash liability has been estimated to be $4.6 million. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $253.1 million with such amount recognized as a deemed dividend. As NRx Pharmaceuticals is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). The benefit of the contingent right to receive Earnout Cash for option and warrant holders occurs through the option exchange ratio and therefore the amount of Earnout Cash for common stockholders is approximately $88.8 million.

In connection with the Merger, a number of subscribers (each, a “PIPE Subscriber”) purchased from NRx Pharmaceuticals an aggregate of 1,000,000 shares of Common Stock, for a purchase price of $10.00 per share (the “PIPE Investment”) and an aggregate purchase price of $10.0 million (the “PIPE Shares”), pursuant to subscription agreements (each, a “Subscription Agreement”) entered into prior to the Closing Date. NRx Pharmaceuticals received $8.1 million in net proceeds from the PIPE Investment after transaction costs.

Private Placements

On August 23, 2021, the Company completed a private placement (the “2021 Private Placement”) and issued 2,727,273 shares of common stock for a purchase price of $11.00 per share and preferred investment options to purchase up to an aggregate of 2,727,273 shares of common stock for a purchase price of $12.00. NRx Pharmaceuticals received $27.4 million in net proceeds from the 2021 Private Placement.

On February 2, 2022, the Company completed a private placement (the “2022 Private Placement”) and issued 7,824,727 shares of common stock and preferred investment options to purchase up to an aggregate of 7,824,727 shares of common stock. The purchase price for one share of common stock and one preferred investment option was $3.195. The investment options have an exercise price of $3.07 per share. The aggregate gross proceeds to the Company from the 2022 Private Placement were approximately $25.0 million, before deducting placement agent fees and other offering expenses.

The Company sold 3,642,727 shares of common stock during the year ended December 31, 2021, generating gross proceeds of $37.0 million.

The Company issued 3,830,586 shares of common stock pursuant to warrants and Unit Purchase Options exercised during the year ended December 31, 2021, and received gross proceeds from the warrant exercise of $16.7 million. The Company issued 4,834,045 shares of common stock for consulting services during the year ended December 31, 2021, and recognized non-cash consulting expense in general and administrative expenses of $53.8 million.

The Company sold 556,043 shares of common stock during the year ended December 30, 2020, and received gross proceeds of $2.6 million.

The Company issued 1,138,199 shares of common stock to settle the conversion of notes payable during the year ended December 31, 2020, and recorded a loss of $0.3 million. The Company issued 30,020 shares of common stock with a fair value of $0.1 million in settlement of accounts payable worth $0.1 million.

Milestone Payments

Pursuant to the legal settlement with Sarah Herzog Memorial Hospital Ezrat Nashim (“SHMH”) in September 2018, which included the license of intellectual property rights from SHMH, an ongoing royalty of 1% to 2.5% of NRX-101 gross sales shall be due to SHMH, together with milestone payments upon completion of Phase II trials, Phase III trials and commercial sale of NRX-101. The milestone payments for developmental and commercial milestones range from $0.1 million to $0.8 million. Annual maintenance fees range up to $0.2 million.

NRx Pharmaceuticals is not party to any off-balance sheet transactions. NRx Pharmaceuticals has no guarantees or obligations other than those which arise out of normal business operations.

Operating activities

During the year ended December 31, 2021, operating activities used $37.7 million of cash, primarily resulting from a net loss of $93.1 million reduced by (a) non-cash charges of $60.3 million, including (i) $53.8 million of non-cash consulting fees paid in common stock, (ii) $21.4 million of non-cash settlement expense related to GEM Warrant, (iii) $7.8 million of stock-based compensation expense, (iv) $20.9 million in change in fair value of Earnout Cash liability, partially offset by (i) gains for the change in fair value of the warrant liability of $1.7 million and (ii) $0.1 million in extinguishment of debt related to the PPP loan, and (b) changes in operating assets and liabilities of $4.9 million, including increases of $4.8 million and less than $0.1 million in prepaid expenses and other assets and accounts payable, respectively, partially offset by decreases of $0.9 million and $0.8 million in accrued expenses and other liabilities and accounts receivable, respectively.

During the year ended December 31, 2020, operating activities used $2.3 million of cash, primarily resulting from a net loss of $51.8 million reduced by non-cash charges of $46.1 million, including $39.5 million of non-cash settlement expense related to the GEM Warrant, $5.4 million of warrant expense for warrants issued to board members for services, $0.7 million of stock-based compensation expense, $0.3 million of loss on conversion of notes payable, and changes in operating assets and liabilities of $3.5 million, including increases of $3.2 million in accrued expenses and other liabilities, $0.1 million in prepaid expenses and other assets.

Financing activities

During the year ended December 31, 2021, financing activities provided $63.5 million of cash, primarily resulting from $27.4 million from the issuance of shares of our common stock and warrants in private placement, $16.7 million proceeds from issuance of common stock for exercise of the GEM Warrants, $11.1 million for the effect of the Merger, PIPE financing, net of transaction costs, $9.6 million from proceeds from issuance of shares of NRx Pharmaceuticals’ common stock, partially offset by $1.1 million from repayment of notes payable assumed in the Merger, and a $0.2 million repayment of a note payable plus accrued and unpaid interest with a vendor.

During the year ended December 31, 2020, financing activities provided $3.2 million of cash, primarily resulting from $2.6 million of proceeds from the issuance of shares of NRx Pharmaceuticals’ common and preferred stock, and $0.6 million in proceeds from notes payable.

Critical Accounting Policies and Significant Judgments and Estimates

NRx Pharmaceuticals’ management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires NRx Pharmaceuticals to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, NRx Pharmaceuticals evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of Earnout Cash Liability, conversion features of convertible notes and Common Stock and the valuation of stock options and warrants. NRx Pharmaceuticals bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx Pharmaceuticals believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NRx Pharmaceuticals defines its critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which NRx Pharmaceuticals applies those principles. While its significant accounting policies are more fully described in Note 2 to its financial statements appearing elsewhere in this annual report, NRx Pharmaceuticals believes the following are the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments.

Earnout Cash Liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) the FDA approves the Company’s NDAs for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed in consideration of the uncertainties associated with the obligations. Changes in the estimated fair value of the Earnout Cash Liability are recognized as a gain or loss in the statements of operations.

Fair Value of Common and Preferred Stock

Prior to the Merger, in order to determine the fair value of shares of its Common Stock, the Board of NRx Pharmaceuticals considered, among other things, contemporaneous valuations of its Common Stock and preferred stock based on arms-length transactions with third party investors. Subsequent to the Merger, the Board determines the fair value of the Common Stock based on the closing market price on the date of grant.

Stock-Based Compensation

We measure stock option awards granted to employees and directors based on the fair value of the award on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to awards with service-only conditions. We account for forfeitures as they occur.

We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards, and our expected dividend yield. Therefore, we estimate our expected volatility based on the implied volatility of publicly traded warrants on our common stock and historical volatility of a set of our publicly traded peer companies. We estimate the expected term of our options using the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.

The assumptions used in determining the fair value of stock-based awards represent reasonable estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different in the future.

Warrant Liability

NRx Pharmaceuticals accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the control of NRx Pharmaceuticals, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black-Scholes-Merton valuation model, which requires the use of subjective assumptions that could materially impact the estimation of fair value and related expense to be recognized. These assumptions include (i) the expected volatility of our stock price, (ii) the period of time over which the holders are expected to hold their Placement Warrants prior to exercise (expected lives), (iii) expected dividend yield on our common stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Developing these assumptions requires the use of judgment. NRx Pharmaceuticals, both prior to and after the Merger, lacks company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Expected lives are principally based on our historical exercise experience with previously issued stock-based awards. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NRX Pharmaceuticals, Inc.:

1Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NRX Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Short Hills, New Jersey
March 31, 2022

NRX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$27,605	$1,859
Account receivable, net of allowance of $257 as of December 31, 2020	—	831
Prepaid expenses and other current assets	5,109	240
Total current assets	32,714	2,930
Other assets	15	11
Total assets	$32,729	$2,941
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,687	$3,153
Accrued and other current liabilities	2,375	1,729
Accrued clinical site costs	469	1,547
Earnout Cash liability	4,582	—
Warrant liabilities	292	—
Notes payable and accrued interest	518	249
Accrued settlement expense	—	39,486
Total current liabilities	11,923	46,164
Notes payable and accrued interest	—	548
Total liabilities	$11,923	$46,712
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 58,810,550 and 42,973,462 shares issued and outstanding at December 31, 2021 and 2020, respectively	59	43
Additional paid-in capital	203,990	46,366
Accumulated deficit	(183,243)	(90,180)
Total stockholders’ equity (deficit)	20,806	(43,771)
Total liabilities and stockholders' equity (deficit)	$32,729	$2,941

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended
	December 31,
	2021	2020
Operating expenses:
Research and development	$20,257	$10,625
General and administrative	74,944	11,436
Settlement expense	21,366	39,486
Reimbursement of expenses from Relief Therapeutics	(771)	(10,160)
Total operating expenses	115,796	51,387
Loss from operations	(115,796)	(51,387)
Other (income) expenses:
Gain on extinguishment of debt	(121)	—
Interest expense	18	56
Change in fair value of warrant liability	(1,692)	—
Change in fair value of Earnout Cash liability	(20,938)	—
Change in fair value of embedded put	—	27
Loss on conversion of convertible notes payable	—	307
Total other (income) expenses	(22,733)	390
Loss before tax	(93,063)	(51,777)
Provision for income taxes	—	—
Net loss	(93,063)	(51,777)
Deemed dividend - warrants	(2,692)	—
Deemed dividend - Earnout Shares	(253,130)	—
Net loss attributable to common stockholders	$(348,885)	$(51,777)
Net loss per share:
Basic and diluted	$(1.98)	$(1.51)
Net loss per share attributable to common stockholders:
Basic and diluted	$(7.44)	$(1.51)
Weighted average common shares outstanding:
Basic and diluted	46,917,701	34,270,955

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series A		Series B-1A		Series B-1
	Convertible		Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019 (as previously reported)	1,000,000	$1	316,848	$—	1,050,695	$1	10,686,191	$11	$33,539	$(38,403)	$(4,851)
Retroactive application of reverse recapitalization (Note 4)	(1,000,000)	(1)	(316,848)	—	(1,050,695)	(1)	30,563,009	31	(21)	—	8
Balance - December 31, 2019, effect of Merger (Note 4)	—	$—	—	$—	—	$—	41,249,200	$42	$33,518	$(38,403)	$(4,843)
Common stock issued	—	—	—	—	—	—	542,875	—	2,579	—	2,579
Series B-2 convertible preferred stock issued	—	—	—	—	—	—	13,168	—	50	—	50
Common stock issued to settle note conversion	—	—	—	—	—	—	1,138,199	1	3,961	—	3,962
Common stock issued to settle accounts payable	—	—	—	—	—	—	30,020	—	145	—	145
Warrants issued as compensation for services	—	—	—	—	—	—	—	—	5,383	—	5,383
Stock-based compensation	—	—	—	—	—	—	—	—	730	—	730
Net loss	—	—	—	—	—	—	—	—	—	(51,777)	(51,777)
Balance - December 31, 2020	—	—	—	—	—	—	42,973,462	43	46,366	(90,180)	(43,771)
Common stock issued	—	—	—	—	—	—	915,454	1	9,623	—	9,624
Reclassification of settlement liability upon issuance of warrant	—	—	—	—	—	—	—	—	60,852	—	60,852
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,413	—	—	—	—	—	—	2,529,730	2	(26,618)	—	(26,616)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900	—	—	—	—	—	—	1,000,000	1	8,099	—	8,100
Common stock issued for advisor services	—	—	—	—	—	—	200,000	—	4,850	—	4,850
Modification of option awards pursuant to Merger	—	—	—	—	—	—	—	—	1,015	—	1,015
Modification of warrants pursuant to Merger	—	—	—	—	—	—	—	—	2,330	—	2,330
Common stock and warrants issued in private placement, net of issuance costs of $2,641	—	—	—	—	—	—	2,727,273	3	27,356	—	27,359
Issuance of common stock for exercise of warrants and Unit Purchase Options	—	—	—	—	—	—	3,830,586	4	16,695	—	16,699
Common stock issued for consulting services	—	—	—	—	—	—	4,634,045	5	48,982	—	48,987
Stock-based compensation	—	—	—	—	—	—	—	—	4,440	—	4,440
Net loss	—	—	—	—	—	—	—	—		(93,063)	(93,063)
Balance - December 31, 2021	—	$—	—	$—	—	$—	58,810,550	$59	$203,990	$(183,243)	$20,806

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,063)	$(51,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	2
Stock-based compensation	7,785	730
Warrant expense	—	5,383
Gain on extinguishment of debt	(121)	—
Change in fair value of warrant liabilities	(1,692)	—
Change in fair value of earnout cash liability	(20,938)	—
Change in fair value of embedded put	—	27
Amortization of debt discount	—	17
Non-cash interest expense	19	65
Non-cash settlement expense	21,366	39,486
Non-cash consulting expense	53,837	—
Loss on common stock issued to settle accounts payable	—	42
Loss on conversion for notes payable	—	307
Changes in operating assets and liabilities:
Accounts receivable	831	(831)
Prepaid expenses and other assets	(4,809)	(143)
Accounts payable	(19)	1,183
Accrued expenses and other liabilities	(901)	3,244
Net cash used in operating activities	(37,703)	(2,265)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(7)	(2)
Net cash used in investing activities	(7)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	620
Proceeds from issuance of series B-2 preferred stock	—	50
Proceeds from issuance of common stock and exercise of stock options, net of transaction costs	9,624	2,579
Proceeds from issuance of common stock for exercise of warrant	16,699	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	27,359	—
Effect of Merger, PIPE financing, net of transaction costs	11,050	—
Repayment of notes payable assumed in Merger	(1,100)	—
Repayment of notes payable - related party	(176)	—
Net cash provided by financing activities	63,456	3,249

Net increase in cash	25,746	982
Cash at beginning of period	1,859	877
Cash at end of period	$27,605	$1,859
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$60,852	$—
Issuance of common stock warrants as offering costs	1,027	31
Extinguishment of Paycheck Protection Program Loan	121	—
Conversion of notes payable into common stock	—	3,655
Common stock issued to settle accounts payable	—	145

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization

The Business

On May 24, 2021 (“Effective Time”), we consummated the business combination (“Merger”) contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated December 13, 2020, by and among our company (formerly known as Big Rock Partners Acquisition Corp. (“BRPA”)), NeuroRx, Inc., a Delaware corporation (“NeuroRx”), Big Rock Merger Corp., a Delaware corporation and wholly-owned, direct subsidiary of BRPA (“Merger Sub”), pursuant to which Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the Merger. As a result of the Merger, and upon consummation of the Merger and other transactions contemplated by the Merger Agreement, NeuroRx became a wholly-owned, direct subsidiary of BRPA. Upon the closing of the Merger, we changed our name to NRX Pharmaceuticals, Inc., with the stockholders of NeuroRx becoming stockholders of NRX Pharmaceuticals, Inc. Unless the context suggests otherwise, references to “NRx Pharmaceuticals,” “NeuroRx”, “NRXP,” “we,” or the “Company” refer to NRX Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.

The Company is a clinical-stage pharmaceutical company that develops novel therapeutics for the treatment of central nervous system disorders and both the treatment and prevention of life-threatening pulmonary diseases through its wholly-owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (d-Cycloserine/Lurasidone), for the treatment of suicidal bipolar depression, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the US Food and Drug Administration (FDA). NRX-101 is covered by multiple US and foreign patents, including a Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx by Glytech, Inc. On September 18, 2020, the Company entered into a collaboration agreement with Relief Therapeutics Holding AG (“Relief”) for the clinical development and, if approved, the sale of aviptadil. The collaboration agreement provides for funding by Relief of certain clinical trials, formulation and manufacturing of aviptadil, as well as establishing specified sales territories for each party and share of the profits in those territories. Relief has reimbursed the Company $10.9 million for expenses but has subsequently declined to reimburse the Company for additional costs of the IV clinical trial, the inhaled clinical trial, formulation and manufacture of aviptadil (reformulated as ZYESAMI®). The Company advised Relief that the Company is funding those costs with other capital. See Note 9 “Commitments and Contingencies” for additional Information regarding the Company and Relief. In July 2021 the Company was granted exclusive worldwide development rights to an investigational COVID-19 vaccine called BriLife™ pursuant to a Memorandum of Understanding with the Ministry of Defense of the State of Israel. After investigating the manufacturing requirements of the vaccine, the expected regulatory path for approval in Israel and the EU, the commercial opportunity, and the financial commitment required for development of the vaccine, the Company decided not to continue with the project. We plan to effect a transition in consultation with the IIBR. This decision was communicated to the IIBR in a letter dated March 20, 2022.

2. Liquidity

As of December 31, 2021, the Company had $27.6 million in cash. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations.

The Company issued 3,830,586 shares of common stock pursuant to warrants and Unit Purchase Options exercised during the year ended December 31, 2021, and received gross proceeds from the warrant exercise of $16.7 million.

On August 23, 2021, the Company completed a private placement and issued 2,727,273 shares of common stock and preferred investment options to purchase up to an aggregate of 2,727,273 shares of common stock. The purchase price for one share of common stock and one preferred investment option was $11.00. The preferred investment options have an exercise price of $12.00. The net proceeds to the Company from the Private Placement were approximately $27.4 million.

On February 2, 2022, the Company completed a private placement and issued 7,824,727 shares of common stock and preferred investment options to purchase up to an aggregate of 7,824,727 shares of common stock. The purchase price for one share of common stock and one preferred investment option was $3.195. The preferred investment options have an exercise price of $3.07 per share. The aggregate gross proceeds to the Company were approximately $25.0 million, before deducting placement agent fees and other offering expenses.

The Company believes that it currently has sufficient funds and, if necessary, the ability to reduce expenditures, to support operations through the next twelve months from the date the consolidated financial statements are issued. The Company is dependent upon obtaining necessary equity and/or debt financing to continue operating. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms or at all. This could negatively impact the Company’s business and operations and could also lead to the reduction of the Company’s operations.

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

Aside from our COVID-19 related trials, as a result of the COVID-19 Outbreak, most of our other trials have been halted. Except as otherwise discussed in the preceding sentence and otherwise in this annual report, there have been no material changes or impact of COVID-19 on our business. However, the full impact of the COVID-19 Outbreak continues to evolve as of the date hereof. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of NeuroRx. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the valuation of common and preferred stock, stock options, warrants, and Earnout Cash liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Certain Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, compliance with regulatory requirements, and overall geopolitical, economic and pandemic risks.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of December 31, 2021 and 2020, the Company does not have any cash equivalents.

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

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. (Refer to Note 12)

Foreign Currency

The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the respective local currency. Assets and liabilities of foreign operation denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is not material to the financial statements.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s reasonable estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black-Scholes valuation approach (see Notes 10 and 12).

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

Loss Per Share

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2021	2020
Stock options	2,400,315	2,414,303
Common stock warrants	9,305,790	3,075,471
Earnout Shares	22,209,280	—
Earnout Shares from exercised Substitute Options and Substitute Warrants	1,229,925	—

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

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”), of which 935,608 and 1,920,492 are subject to the terms and conditions of the Substitute Options and Substitute Warrants, if, prior to December 31, 2022, the NRX COVID-19 Drug (as defined in the Merger Agreement) receives emergency use authorization by the FDA and NeuroRx submits and the FDA files for review, a new drug application for the NRX COVID-19 Drug (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100.0 million in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NRX COVID-19 Drug and the listing of the NRX COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. The Earnout Cash Milestone was recognized as a contingent liability and measured at an estimated fair value at the Closing Date and will be each period end thereafter until earned or December 31, 2022 (see Note 12). The Earnout Shares Milestone was recognized in equity and, upon closing of the Merger, the estimated fair value of the Earnout Shares was $253.1 million with such amount recognized as a deemed dividend (see Note 12). The benefit of the contingent right to receive Earnout Shares and Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately 22,209,280 shares and $88.8 million.

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

In connection with the Merger, a number of subscribers (each, a “Subscriber”) purchased from the Company an aggregate of 1,000,000 shares of Common Stock (the “PIPE”), for a purchase price of $10.00 per share and an aggregate purchase price of $10.0 million (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into prior to the Closing Date.

The following table reconciles the elements of the Merger to the Consolidated Statement of Cash Flows for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,363
Cash - PIPE financing, net of transaction costs	8,100
Less: transaction costs and advisory fees allocated to NRXP equity	(1,413)
Effect of Merger, net of redemptions and transaction costs	$11,050

The following table reconciles the elements of the Merger to the Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,363
Non-cash net working capital assumed from BRPA	(962)
Less: notes payable assumed from BRPA	(1,100)
Less: fair value of assumed Placement Warrants	(1,984)
Less: fair value of Earnout Cash	(25,520)
Less: transaction costs and advisory fees allocated to NRXP equity	(1,413)
Effect of Merger, net of redemptions and transaction costs	$(26,616)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger (in thousands):

Number of Shares
Common stock, outstanding prior to Merger	552,412
Less: redemption of BRPA shares	(216)
Common stock of BRPA	552,196
BRPA Founder and private shares, net of forfeited shares of 875,216	1,260,284
Shares issued in PIPE Financing	1,000,000
Shares issued for services	200,000
Shares issued pursuant to conversion of Public and Private Rights	717,250
Merger and PIPE financing shares - common stock	3,729,730
NeuroRx shares - common stock (1)	44,873,855
Total shares of common stock immediately after Merger	48,603,585

(1)	The number of NeuroRx common stock was determined from the 14,200,586 shares of NeuroRx common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	December 31,
	2021	2020
Prepaid expenses and other current assets:
Prepaid insurance	$3,224	$49
Prepaid manufacturing expenses	1,028	—
Prepaid clinical development expenses	512	—
Other prepaid expenses	345	165
Other current assets	—	26
Total prepaid expenses and other current assets	$5,109	$240

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 31,
	2021	2020

Accrued and other current liabilities:
Accrued research and development expenses	$1,055	$586
Professional services	743	531
Accrued employee expenses	456	—
Other accrued expenses	113	5
Accrued insurance expenses	8	607
Total accrued and other current liabilities	$2,375	$1,729

7. Convertible Notes Payable

On February 12, 2020, a Qualified Financing Event occurred when the Company received cumulative investment proceeds in excess of $10.0 million from the sale and issuance of common shares. The fair value of the Company’s common shares was $10.63 per share. The 2017 Notes (as defined below) and the 2018 Notes (as defined below) in the aggregate principal amount of $2.8 million were converted into 1,005,458 common shares (at the discounted price of $2.78 per share), and the related unpaid and accrued interest totaling $0.4 million were also converted into 132,739 common shares of the Company (at the discounted price of $2.78 per share). Additionally, the Company recognized a loss on extinguishment for the difference between the carrying value of the convertible notes, unamortized debt discount, and the value of the embedded put option and the fair value of the common shares of $0.3 million during the year ended December 31, 2020. The Company issued the shares of common stock pursuant to this conversion on September 23, 2020.

2017 Convertible Notes Payable

On November 16, 2017 and November 19, 2017, the Company issued convertible notes (“2017 Notes”), as amended for aggregate gross proceeds of $2.5 million. The 2017 Notes accrued interest at a rate of 6% per annum and principal and interest were due and payable four years from the date of issuance. Upon either a sale of the Company’s assets or all of its capital stock, or a change of control, the principal balance would double and be repaid. Upon closing of either a sale of the Company’s shares for at least $10.0 million or a public offering of the Company’s securities (“Qualified Financing Event”), the outstanding principal balance will be converted into the number of such securities sold at a conversion price equal to 80% of the securities negotiated share price.

2018 Convertible Notes Payable

On January 5, 2018 and April 25, 2018, the Company issued convertible notes (“2018 Notes”), as amended for aggregate gross proceeds of $0.3 million. The 2018 Notes accrued interest at a rate of 6% per annum and were due and payable four years from the date of issuance. Upon either a sale of the Company’s assets or all of its capital stock, or a change of control, the principal balance would double and be repaid. Upon closing of a Qualified Financing Event, the outstanding principal balance will be converted into the number of such securities sold at a conversion price equal to 80% of the securities negotiated share price. The January 5, 2018 note for $0.1 million was not amended and interest was unpaid, as such, the January 5, 2018 note and related accrued interest were classified as current liabilities. The April 25, 2018 note for $0.2 million was amended similar to the 2017 Notes to accrue interest and to be paid at maturity with the principal.

8. Notes Payable

Relief Therapeutics Loan

On April 6, 2020, the Company entered into a loan agreement with Relief (the “Relief Therapeutics Loan”) in the amount of $0.5 million. The loan matures on April 6, 2022 and bears interest at 2% per annum payable in arrears.

Paycheck Protection Program Loan

On April 28, 2020, the Company received $0.1 million in loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The term of the PPP Loan is two years. To the extent the loan amount is not forgiven under the PPP Loan, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Loan note, until the maturity date. The PPP Loan amount may be eligible for forgiveness in the event that (1) at least 75% of the PPP Loan proceeds are used to cover payroll costs and the remainder is used for mortgage interest, rent and utility costs over the eight-week period after the PPP Loan is made, and (2) the number of employees and compensation levels are generally maintained. Forgiveness of the PPP Loan is dependent on the Company having initially qualified for the PPP Loan and qualifying for the forgiveness of such PPP Loan based on future adherence to the forgiveness criteria. The Company used the entire PPP Loan for qualifying payroll expenses and filed for loan forgiveness on December 30, 2020.

The Company received full forgiveness of all outstanding principal and accrued and unpaid interest on the PPP Loan as of February 11, 2021. The forgiveness of the PPP Loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of $0.1 million and less than $0.1 million, respectively, and the Company recorded a gain on extinguishment totaling $0.1 million for the year ended December 31, 2021.

Note Payable -- Vendor

On July 1, 2019, the Company converted certain accounts payable into a loan (the “Note Payable — Vendor”) with a vendor in the amount of $0.2 million. The loan matured on July 1, 2020. As of December 31, 2021, the note payable was paid in full.

The following table summarizes the Company's outstanding notes payable as of the respective periods (in thousands).

	December 31,
	2021	2020

Relief loan	$500	500
Paycheck Protection Program loan	—	120
Note payable - vendor	—	154
Carrying value of notes payable	500	774
Accrued interest	18	23
Note payable	518	797
Notes payable and accrued interest, current	$518	$249
Notes payable and accrued interest, non-current	$—	$548

9. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the years December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, NRx Pharmaceuticals agreed to sponsor a research study at NJ Health relating to the impact of NRx Pharmaceuticals' Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, NRx Pharmaceuticals has committed to pay NJ Health approximately $0.4 million. During the year ended December 31, 2021, NRx Pharmaceuticals paid NJ Health $0.3 million of the total committed amount.

ZYESAMI Manufacturing, Production, Supply and Distribution Agreements

On August 25, 2020, the Company and Nephron Pharmaceuticals Corporation (“Nephron”) signed an agreement for the manufacturing of finished pharmaceutical product of ZYESAMI intravenous formulation and the development of an inhaled (nebulizer) formulation of ZYESAMI. Nephron will serve as the primary supplier of the product for both clinical and commercial purposes. The Company has agreed to purchase products from Nephron for a fixed price.

On September 29, 2020, the Company and Cardinal Health signed an exclusive distribution agreement, as well as a 3rd party logistics agreement on October 1, 2020. Cardinal Health will manage warehousing, distribution, invoicing for the potential sale of Aviptadil in the U.S. and Puerto Rico.

On October 9, 2020, the Company signed an agreement with PolyPeptide Group, North America for the supply of Good Manufacturing Practice (GMP) grade Active Pharmaceutical Ingredient (API) Aviptadil (VIP). This gives NRx Pharmaceuticals a significant reduction in the cost of procuring API. The Company has agreed to purchase a total of $5.3 million worth of product and services, of which $3.3 million had not been paid as of December 31, 2021.

On January 4, 2021, the Company and Aerogen Limited (“Aerogen”) signed a supply agreement for the supply of certain products, including the Aerogen Solo Nebulizer System and Aerogen Ultra, solely for the purposes of carrying out clinical trials relating to inhalation delivery of ZYESAMI for treatment of pulmonary insufficiency and respiratory distress in COVID-19 patients. Pill Tracker Ltd. (PillTracker) is an agent of the Company per the supply agreement (see Note 14) and is managing the supply agreement at the Company’s request.

On July 1, 2021, NRx Pharmaceuticals and BriLife LLC signed an agreement for a Phase II Inhaled clinical trial of Aviptadil in the nation of Georgia with a total cost of approximately $7.4 million. The contract is cancelable with 60 days’ notice. The Company intends to cancel this contract and not to proceed with a Phase II Inhaled clinical trial of Aviptadil in the nation of Georgia.

Relief Therapeutics Collaboration Agreement

On September 18, 2020, the Company entered into a collaboration agreement with Relief for the clinical development and, if approved, the sale of aviptadil. The collaboration agreement provided for funding by Relief of certain clinical trials, formulation and manufacturing of aviptadil, as well as establishing specified sales territories for each party and share of the profits in those territories for “Product” as defined in the collaboration agreement. Relief reimbursed the Company $10.9 million for expenses related to COVID-19 but subsequently declined to reimburse the Company for additional costs of Research and Development, including the IV clinical trial, the inhaled use trial, the formulation and manufacture of ZYESAMI (aviptadil), statistical analysis, and regulatory filings. The Company advised Relief that the Company is funding those costs with other capital. On October 6, 2021, Relief filed a lawsuit against the Company and its former CEO, Jonathan Javitt, claiming that the Company failed to honor its obligations under the collaboration agreement. Relief’s complaint seeks several remedies, including damages for alleged breaches of the terms of the collaboration agreement. The Company believes the lawsuit is baseless and without merit. On January 10, 2022 the Company filed a complaint in New York State Court, claiming Relief breached and repudiated the collaboration agreement. The Company’s complaint seeks damages of at least $185.0 million. However, the parties to the lawsuits agreed to engage in an effort to amicably resolve the litigation, held a mediation meeting on February 22, 2022, and plan to hold an additional mediation meeting in the coming months. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Except as otherwise disclosed, as of December 31, 2021, there was no material litigation against the Company.

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

The warrant was issued March 28, 2021, for 3,329,812 shares of NeuroRx common stock at an exercise price of $3.19 per share (the “GEM Warrant”) and the parties agreed that GEM would immediately partially exercise the warrant for the purchase of 1,496,216 shares (“Initial Exercised Shares”) for $7.5 million. The GEM Warrant was valid for a period of three years from the date NeuroRx’s stock is listed for trading on a national securities exchange or consummation of a reverse merger transaction of the type contemplated by the Merger Agreement.

This contingent liability at December 31, 2020, represented an obligation that resulted in the issuance of certain equity at a discounted per share price. As the amount was deemed probable and estimable at December 31, 2020, NeuroRx recorded a liability of $39.5 million to reflect the fair value of the GEM Warrant. On March 28, 2021, NeuroRx recorded additional settlement liability of $21.4 million to reflect the change in the fair value of the Company’s common stock. On March 28, 2021, NeuroRx reclassed the settlement liability to equity upon the issuance of the GEM Warrant.

On July 27, 2021, GEM exercised the remaining GEM Warrant for the purchase of 1,833,596 shares (adjusted for the Merger, discussed in Note 10) for gross proceeds to the Company of $9.2 million and the GEM Warrant was extinguished.

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

The Company sold 3,642,727 shares of common stock during the year ended December 31, 2021, generating gross proceeds of $37.0 million. Of the 516,025 shares of common stock issued for the exercise of stock options, 185,472 shares of common stock are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied. There are 1,044,453 shares of common stock issued pursuant to the GEM warrants which are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied.

The Company issued 3,830,586 shares of common stock pursuant to warrants and Unit Purchase Options exercised during the year ended December 31, 2021, and received gross proceeds from the warrant exercise of $16.7 million. The Company issued 4,834,045 shares of common stock for consulting services during the year ended December 31, 2021, and recognized non-cash consulting expense in general and administrative expenses of $53.8 million.

The Company sold 556,043 shares of common stock during the year ended December 30, 2020, and received gross proceeds of $2.6 million.

The Company issued 1,138,199 shares of common stock to settle the conversion of notes payable during the year ended December 31, 2020, and recorded a loss of $0.3 million. The Company issued 30,020 shares of common stock with a fair value of $0.1 million in settlement of accounts payable worth $0.1 million and recognized a loss of less than $0.1 million in general and administrative expenses for the difference during the year ended December 31, 2020.

Pursuant to the Merger Agreement, BRPA and EarlyBirdCapital, Inc., the representative of the underwriters of BRPA’s initial public offering (“EBC”), entered into an amendment (“BCMA Amendment Agreement”) to the Business Combination Marketing Agreement, dated as of November 20, 2017 (“BCMA”), by and between BRPA and EBC. The BCMA Amendment Agreement provided that, in lieu of the cash fee payable to EBC pursuant to the BCMA, BRPA will issue to EBC at the Effective Time an aggregate of 200,000 shares of Common Stock and the BCMA (as amended by the BCMA Amendment Agreement) will terminate immediately following the Effective Time. The Company recognized the fair value of the 200,000 shares of Common Stock issued pursuant to the BCMA of $4.8 million within general and administrative in the Consolidated Statements of Operations for the year ended December 31, 2021. Refer to Note 12 for discussion of fair value measurement of the warrant liabilities.

BriLife Vaccine, VaccineCo Agreement and Issuance of Shares

On July 11, 2021, the Company entered into a Memorandum of Understanding (the “MOU”) with the Ministry of Defense of the State of Israel that granted NRx the right to negotiate an exclusive worldwide license to develop and market the BriLifeTM vaccine, which has been developed by the Israel Institute for Biological Research (“IIBR”). However, after investigating the manufacturing requirements of the vaccine, the expected regulatory path for approval in Israel and the EU, the commercial opportunity, and the financial commitment required for development of the vaccine, the Company decided not to continue with the project. We plan to effect a transition in consultation with the IIBR. This decision was communicated to the IIBR in a letter dated March 20, 2022.

As part of the Company’s consideration of the vaccine project, the Company entered into a Shareholder Agreement, dated October 15, 2021 (the “Agreement”), with Shimshon Hen and David Sepiashvili, each an Israeli citizen (the “Consultants”), under which the Consultants agreed to provide certain consulting services, and which set out a framework for establishing a potential joint venture between the Consultants and the Company that would have been responsible for the development and commercialization of the BriLife vaccine. Pursuant to the terms of the Agreement, the Company issued an aggregate of 4,000,000 shares of the Company’s Common Stock to the Consultants on October 20, 2021 under the Company’s 2021 Omnibus Incentive Plan. The Company is evaluating its options with respect to the Consultants.

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

Series B-2 Preferred Stock

In 2020, the Company authorized the issuance of 100,000 shares of Series B-2 Convertible Preferred Stock (the “B-2 Preferred Stock”), par value of $0.001 per share, convertible into one share of common stock for each share of B-2 Preferred Stock held. In March 2020, 4,167 shares of B-2 Preferred Stock were issued. The B-2 Preferred stock were not redeemable and the related stockholders were entitled to a subordinated liquidation preference should NeuroRx liquidate or wind-up operations. The preferences also included voting rights on an as-converted basis, ride-along rights, and an anti-dilution provision. The liquidation preference was $12.00 per share plus any declared but unpaid dividends. The B-2 Preferred Stock could be converted into one share of common stock (subject to adjustments for stock splits, recapitalization) at any time, at the option of the holder. Upon an initial public offering or merger under certain conditions the B-2 Preferred Stock automatically converted into common stock.

On May 24, 2021, pursuant to the Merger (as described in Note 4), 4,167 outstanding shares of B-2 Preferred stock were automatically converted into 13,168 shares of common stock pursuant to the Exchange Ratio.

Common Stock Warrants

On July 6, 2020, the Company issued 4,000 fully vested common stock warrants, exercisable at a per share price of $15.25 until they expire on July 5, 2023, to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock. The fair value on the date of issuance was $7.63 per warrant for a total fair value of less than $0.1 million.

On July 15, 2020, the Company issued 279,291 fully vested common stock warrants, exercisable at a per share price of $15.25 until they expire on July 14, 2025, to a board member. The fair value on the date of issuance was $9.63 per warrant for a total fair value of $2.7 million.

On October 23, 2020, the Company issued 139,645 fully vested common stock warrants, exercisable at a per share price of $15.25 until they expire on October 22, 2025, to a board member, respectively. The fair value on the date of issuance was $9.64 per warrant for a total fair value of $2.7 million.

On March 28, 2021, NeuroRx issued 3,329,812 fully vested common stock warrants, exercisable at a per share price of $3.19 until they expire on March 27, 2024 to GEM (See Note 9). The fair value on the date of issuance was $60.9 million. Upon issuance, 1,496,216 warrants were immediately exercised generating gross proceeds of $7.5 million. On July 27, 2021, GEM exercised the remaining GEM Warrant for the purchase of 1,833,596 shares for gross proceeds of $9.2 million and the GEM Warrant was extinguished.

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

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718 and were fully vested at the Effective Date. Further, the Substitute Warrants were determined to contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at December 31, 2021. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Warrants subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met. The Company recognized incremental compensation on the modification date totaling $2.3 million which was recognized in general and administrative in the Consolidated Statements of Operations for the year ended December 31, 2021. Unamortized compensation costs related to performance-based vesting conditions of the Substitute Warrants as of the modification date was $23.8 million.

With respect to the remaining outstanding warrants, the incremental fair value of the Substitute Warrants of $2.7 million was recognized as a deemed dividend as the Company concluded there is a transfer of value from the common shareholders to the holders of the Substitute Warrants as the change in the number of underlying shares and the decreased exercise price would result in the common shareholders becoming more diluted if and when the Substitute Warrants are converted. As the Company is in an accumulated deficit position as of the modification date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). Further, in the event the Earnout Shares Milestone and Earnout Cash Milestones are met, the Company will recognize an additional deemed dividend of $24.4 million and $3.1 million, respectively, if and when such conditions are met.

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

During the year ended December 31, 2021, 1,144 Public Warrants were exercised for gross proceeds of less than $0.1 million.

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

The Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Placement Warrants as derivative liabilities in its Consolidated Balance Sheet as of December 31, 2021. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company recognized a gain on the change in fair value of $1.7 million for the year ended December 31, 2021 and did not record any gain or loss for the year ended December 31, 2020. Refer to Note 12 for discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	(in thousands)
		Remaining	Average	Aggregate
	Total Warrants	Term	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2020 (as previously reported)	620,055	11.08	$14.61	$22,128
Retroactive application of reverse recapitalization (Note 4)	2,455,415	—	(13.53)	—
Outstanding as of December 31, 2020, effect of Merger (Note 4)	3,075,470	4.34	1.09	150,956
Issued	6,193,449	1.90	4.62	115,941
Assumed	3,586,250	5.00	11.50	45,725
Exercised	(3,330,956)	—	(3.19)	(67,412)
Forfeited	(218,423)	—	(1.53)	(1,501)
Outstanding as of December 31, 2021	9,305,790	3.62	9.09	4,942

Assumed Unit Purchase Options

Prior to the Merger, the Company had outstanding options to purchase up to 600,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $6.0 million) commencing at the Effective Time. On July 23, 2021, the outstanding 600,000 Units were converted on a cashless basis into 499,630 shares of the Company’s common stock.

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

August 2021 Private Placement

On August 23, 2021, the Company completed a Private Placement and issued 2,727,273 shares of common stock for a purchase price of $11.00 per share and the Preferred Investment Options (warrants) to purchase up to an aggregate of 2,727,273 shares of common stock for a purchase price of $12.00 per share until they expire on August 23, 2024. The net proceeds to the Company from the Private Placement were approximately $27.4 million.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the Securities. The Company’s registration statement on Form S-1 to register the Securities became effective on September 15, 2021.

Preferred Investment Options (included in above warrants table)

The form of the Preferred Investment Option is a warrant. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $13.78, exercise price of $12.00, term of three years, volatility of 85.9%, risk-free rate of 0.43%, and expected dividend rate of 0%). The grant date fair value of these Preferred Investment Options was estimated to be $21.7 million on August 23, 2021 and is reflected within additional paid-in capital as of December 31, 2021.

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

The Substitute Options contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at December 31, 2021. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Options subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met.

For vested Substitute Options, the Company recognized incremental compensation on the modification date totaling $1.0 million of which $1.0 million and less than $0.1 million was recognized in general and administrative and research and development, respectively, in the Consolidated Statements of Operations for the year ended December 31, 2021. For unvested Substitute Options, the Company will recognize incremental compensation over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date, taking into consideration the probability of the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone. Incremental compensation costs related to unvested Substitute Options as of the modification date was $25.9 million.

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of December 31, 2021, 5,373,049 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of Common Stock subject to stock options, restricted stock awards or other awards that were assumed in the Merger and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2021 Plan equal to 5,373,049 shares of Common Stock. The Substitute Options do not reduce the number of shares authorized for grant under the 2021 Plan. As of December 31, 2021, 4,641,453 shares have been awarded and 731,596 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

Option Awards

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company is a public company and has limited company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the limited company-specific historical and implied volatility as well as historical volatility of a publicly traded set of peer companies. The expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Additionally, certain options granted contain terms that require all unvested options to immediately vest a) upon the approval of a New Drug Application (“NDA”) by the FDA for NRX-101, or b) immediately preceding a change in control of the Company, whichever occurs first.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the following periods:

	December 31,
	2021	2020
Exercise price	$6.44-$23.41	$2.22-$3.07
Risk-free rate of interest	0.69%-1.45%	0.79%
Expected term (years)	5.25-6.5	4.69-5.92
Expected stock price volatility	80.0%-85.9%	80.0%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

			Weighted	(in thousands)
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	term (years)	value
Outstanding as of December 31, 2020 (as previously reported)	486,755	$10.79	8.8	$19,572
Retroactive application of reverse recapitalization	1,927,548	(8.62)	—	—
Outstanding as of December 31, 2020, effect of Merger	2,414,303	$2.17	8.2	$53,660
Options granted	892,224	13.95	9.9	3,825
Forfeited	(390,187)	(3.73)	—	(7,562)
Exercised	(516,025)	(2.23)	—	(3,645)
Outstanding as of December 31, 2021	2,400,315	$6.28	7.8	$4,224
Options vested and exercisable as of December 31, 2021	1,004,883	$2.25	6.2	$3,056

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for employee stock and non-employee option grants during the years ended December 31, 2021 and 2020, were $16.57 and $13.80, respectively. At December 31, 2021, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, including unrecognized compensation costs related to Substitute Options of $25.9 million, was $31.1 million of which the Company expects to recognize $6.6 million over a weighted-average period of approximately 1.07 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Year ended December 31,
	2021	2020
Stock-based compensation expense
General and administrative	$6,500	$332
Research and development	1,285	398
Total stock-based compensation expense	$7,785	$730

12. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2021 and 2020. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model during the years ended December 31, 2021 and 2020. The carrying value of notes payable approximated the estimated fair values due to their recent issuances.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and Earnout Cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		December 31,
Description	Level	2021	2020
Liabilities:
Warrant liabilities (Note 10)	3	$292	$—
Earnout Cash liability (Note 4)	3	$4,582	$—

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

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liability that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31, 2021	At Effective Time
Stock price on valuation date	$4.78	$11.62
Exercise price per share	$11.50	$11.50
Expected life	4.40	4.9
Volatility	82.8%	35.7%
Risk-free rate	1.17%	0.85%
Dividend yield	— %	— %
Fair value of warrants	$2.14	$3.78

A reconciliation of warrant liabilities is included below (in thousands):

December 31, 2021
Balance as of December 31, 2020	$—
Additions pursuant to Merger	1,984
Gain upon re-measurement	(1,692)
Balance as of December 31, 2021	$292

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) if the Company files an NDA, that the FDA approves the Company’s NDA for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations.

A reconciliation of the Earnout Cash liability is included below (in thousands):

December 31, 2021
Balance as of December 31, 2020	$—
Additions pursuant to Merger	25,520
Gain upon re-measurement	(20,938)
Balance as of December 31, 2021	$4,582

Fair Value on a Non-Recurring Basis

The fair value of the contingent Earnout Shares has been estimated using the trading price of our Common Stock at the Effective Time ($24.25), discounted based on the probability of the Earnout Shares Milestone being met as determined at the Effective Time, and thus represents a Level 2 fair value measurement as defined in ASC 820. The contingent Earnout Shares, if achieved, would be issued to legacy NeuroRx shareholders. The Earnout Shares are a fixed number of shares to be issued to such shareholders on a pro rata basis. The fair value of the contingent Earnout Shares were recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the contingent Earnout Shares was $253.1 million with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0).

13. Income Taxes

The Company maintains a full valuation allowance on its net deferred tax asset due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2021 and 2020 due to the uncertainty of future taxable income. In the years ended December 31, 2021 and 2020, the difference between the statutory tax rate and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consist of the following:

	For the Years Ended December 31,
	2021	2020
Federal statutory rate	(21.00)%	(21.00)%
Permanent items	(0.05)%	(0.04)%
Fair market value earnout	(4.72)%	—%
Settlement warrants	13.35%	—%
Stock compensation	(0.02)%	—%
Foreign rate differential	(0.00)%	0.01%
State taxes	(0.05)%	(1.74)%
Increase in valuation allowance	12.62%	23.01%
R&D credit	(0.13)%	(0.24)%
Other	—%	0.00%
Effective tax rate	0.00%	0.00%

The components of income tax provision (benefit) are as follows (in thousands):

	As of December 31,
	2021		2020
Federal	$		$
Current		—		—
Deferred		(11,709)		(11,016)
Foreign
Current		—		—
Deferred		(5)		3
State and Local
Current		—		—
Deferred		(42)		(901)
Change in Valuation Allowance		11,756		11,914
Total		$—		$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$28,053	$8,244
Common stock warrants	1,876	1,406
Foreign net operating loss carryforwards	134	128
Founder share options	—	469
Stock-based compensation	1,584	681
Bonus accrual	100	121
Settlement liability	—	9,006
Other	—	59
R&D credit	500	375
Depreciation	(2)	—
	32,245	20,489
Valuation allowance	(32,245)	(20,489)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2021 and 2020, the Company had federal net operating losses of approximately $127.5 million and $37.1 million and state net operating loss carryforwards of approximately $23.0 million and $5.2 million, respectively. As of December 31, 2021 and 2020, the Company had approximately $0.6 million and $0.6 million of foreign net operating loss carryforwards, respectively. The federal, state, and foreign net operating loss carryforwards generated in the tax years from 2015 to 2018 will begin to expire, if not utilized, by 2035. Certain Net Operating Losses in these jurisdictions are not subject to expiration. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of products or generation of revenue from product sales since inception.

On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID‑19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2021. The Company continues to monitor any effects on its financial statements that may result from the CARES Act. Upon consummation of the Merger, a change in control was deemed to have occurred and the Company's net operating loss carrybacks could be subject to limitations.

The Company recorded approximately $0.5 million as a reduction of the deferred tax asset due to uncertain tax positions that if recognized would reduce Federal and state net operating loss carryforwards and R&D credit carryforwards. In the next twelve months, the Company plans to file amended returns to reduce a portion of its uncertain tax position recorded in the current year.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of less than $0.1 million during the years ended December 31, 2021 and 2020 and in total, as of December 31, 2021 and 2020 has not recognized penalties and interest.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2021, open years related to all jurisdictions are 2020, 2019, 2018, & 2017.

The Company has no open tax audits with any taxing authority as of December 31, 2021.

14. Related Party Transactions

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former Director of the Company, and therefore, a related party. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the years ended December 31, 2021 and 2020, the Company paid Glytech $0.3 million and $0.3 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to NRx Pharmaceuticals. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that NRx Pharmaceuticals considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. The Excluded Technology will transfer to the Company for no additional consideration if aggregate the value of NRx Pharmaceuticals equity held by Glytech exceeds $50.0 million on any date prior to August 6, 2022, based on the average daily value of the equity held by Glytech during a period of 20 consecutive days prior to such date. The Company believes the criteria have been met pending the registration of Glytech shares.

The former CEO of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company. Therefore, his services while CEO are deemed to be a related party transaction. He served the company on a full-time basis and had an employment agreement with the Company and received compensation of $0.4 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively. Dr. Javitt retired on March 8, 2022. Upon his retirement, his employment agreement terminated and Dr. Javitt accepted a new role as a consultant to the Company. See Note 15 – Subsequent Events.

Zachary Javitt, the former CEO’s son, provides services related to website, IT, and marketing support under the supervision of the Company’s Interim CEO, who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.1 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively.

In addition, the Company pays PillTracker for digital health product development required to track the use of ZYESAMI in clinical trials. FDA guidance recommends such solutions and the FDA specifically directed the Company to implement a digital health tracking solution. Zachary Javitt and Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. As PillTracker is a Related Person, all PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy.

On July 26, 2021, the Company and PillTracker entered into a statement of work (“SOW”) under the Master Service Agreement dated April 1, 2020 (“MSA”). Under this SOW, PillTracker provides support for the inhaled ZYESAMI Phase II/III clinical trials by monitoring Sp02 and Heart Rate in patients in a sub-study of the AVICOVID-2 clinical trial in the U.S. to determine the physiological effects of ZYESAMI vs. a placebo. PillTracker’s responsibilities include set-up, patient monitoring, and the provision of tablets and other necessary hardware. The total cost under the SOW is $0.2 million. The work under this SOW has been suspended by mutual agreement pending the Company’s review of its inhaled trial.

On November 15, 2021, NRx Pharmaceuticals and Pill Tracker entered into a Supplemental Task Order (“STO”) amending SOW No. 1, under the MSA. The additional work under the STO focuses on study preparation and custom, software interface buildout of a connected medication adherence and patient-monitoring platform to support participants of the AVICOVID-2 clinical trial of inhaled ZYESAMI in the U.S., and future studies of ZYESAMI with compatible protocol designs. The expected cost of the STO is $0.4 million. The STO has been suspended by mutual agreement pending the Company’s review of its inhaled trial.

NRx paid PillTracker $1.0 million and $0.3 million, during the years ended December 31, 2021 and 2020, respectively.

Included in accounts payable were $0.1 million and $0.1 million due to the above related parties as of December 31, 2021 and 2020, respectively.

15. Subsequent Events

Securities Class Action Suit

On January 18, 2022, a federal securities class action complaint was filed against the Company, its then current Chief Executive Officer, Jonathan Javitt, and its former Chief Financial Officer, William Fricker, by purported stockholder Cristian Dal Bosco (the “Dal Bosco Complaint”). The Dal Bosco Complaint alleges that the Company made false or misleading statements or otherwise failed to disclose that the Company’s EUA application contained insufficient data regarding the potential benefits and risks of ZYESAMI and, accordingly, the FDA was unlikely to approve it. The Company believes the Dal Bosco Complaint is baseless and without merit and intends to defend itself vigorously. There can be no assurance, however, that the Company will be successful. The Dal Bosco Complaint has not been served on the Company, but its filing has led to the filing, and threatened filing, of almost verbatim class action complaints.

Private Placement

On February 2, 2022, the Company completed a private placement and issued 7,824,727 shares of common stock and preferred investment options to purchase up to an aggregate of 7,824,727 shares of common stock. The purchase price for one share of common stock and one preferred investment option was $3.195. The investment options have an exercise price of $3.07 per share. The aggregate gross proceeds to the Company were approximately $25.0 million, before deducting placement agent fees and other offering expenses.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the Securities. The Company’s registration statement on Form S-1 to register the Securities has not been filed as of the date of this annual report.

Retirement of Dr. Jonathan Javitt

On March 8, 2022, Dr. Jonathan Javitt announced his retirement from his position as Chief Executive Officer of the Company, effective immediately. As part of the transition, Dr. Javitt has agreed to serve as Chief Scientist and remain on the Company’s Board.

Executive Officer Appointments

On March 8, 2022, the Board appointed Mr. Robert Besthof to serve as Interim Chief Executive Officer of the Company during the transition. Mr. Besthof has served as the Company’s Head of Operations and Chief Commercial Officer for the Company and its predecessor since 2016 where he was responsible for managing the Company’s operations, partnerships, and therapeutics pipeline.

On March 15, 2022, the Board appointed Mr. Ira Strassberg to serve as Chief Financial Officer (CFO) and Treasurer of the Company effective immediately. Mr. Strassberg has been serving as a financial consultant to the Company since August 2021.

BriLife Vaccine.

On March 20, 2022, the Company informed the Israel Institute for Biological Research ("IIBR”) that the Company would not enter into any license agreement for the development of the BriLifeTM vaccine as contemplated by the Memorandum of Understanding, dated July 11, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, as a result of the material weakness in internal control over financial reporting described below, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the lack of segregation of duties in preparing and approving disclosures as a material weakness in our internal control over financial reporting as of December 31, 2021. This material weakness did not result in a material misstatement to our financial statements or disclosures.

Because of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

We are committed to continuing to improve our internal control over financial reporting. In response to the identified material weakness, our management, with the oversight of the Audit Committee, has developed a remediation plan that includes implementation of a Disclosure Committee. On March 30, 2022 the Board of Directors approved the Disclosure Committee Charter. We plan to implement the remediation plan, including the Disclosure Committee, as soon as practical and evaluate its design and operating effectiveness during the remainder of 2022.

(b) Changes in Internal Control Over Financial Reporting

Management has added resources to its accounting department and implemented a number of process changes to increase the overall control environment as a result of being a public company.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. Please refer to the proxy for more information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services (KPMG LLP, Short Hills, NJ, PCAOB Auditor ID: 185)

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data are set forth in Item 8. Financial Statements and Supplementary Data in this annual report:

• Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

• Consolidated Balance Sheets

• Consolidated Statement of Operations

• Consolidated Statements of Stockholders’ Equity (Deficit)

• Consolidated Statements of Cash Flows

• Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	05/28/2021

3.2	Second Amended and Restated By-Laws	8-K	3.2	05/28/2021

4.1	Warrant Agreement, dated as of November 20, 2017, by and between BRPA and Continental Stock Transfer & Trust Company	8-K	4.2	11/22/2017

4.2	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees	8-K	4.3	11/22/2017

10.1	Form of Securities Purchase Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.1	08/24/2021

10.2	Form of Preferred Investment Options, dated as of August 23, 2021, by and among the Company and the Selling Securityholders.	8-K	10.2	08/24/2021

10.3	Form of Registration Rights Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.3	08/24/2021

10.4	Form of Lock-Up Agreement, dated as of August 19, 2021, by and among the Company, Jonathan Javitt and Daniel Javitt.	8-K	10.4	08/24/2021

10.5	Stock Escrow Agreement, dated November 20, 2017, between BRPA, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company	8-K	10.2	11/22/2017

10.6	Registration Rights Agreement among BRPA and Big Rock Partners Sponsor, LLC	8-K	10.3	11/22/2017

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith
10.7	Agreement, dated November 17, 2018, among BRPA, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC	8-K	10.1	11/20/2018

10.8	Stock Escrow Agent Letter, dated November 17, 2018	8-K	10.2	11/20/2018

10.9	Registration Rights Assignment Agreement, dated November 17, 2018	8-K	10.3	11/20/2018

10.10	Amendment to the Stock Escrow Agreement, dated May 24, 2021, among BRPA, Continental Stock Transfer & Trust Company, and the stockholder parties thereto	8-K	10.6	05/28/2021

10.11	Lock-up Agreement, dated May 24, 2021, by and between BRPA and the stockholder parties identified therein	8-K	10.7	05/28/21

10.12	Registration Rights Agreement, dated May 24, 2021, by and among NRx Pharmaceuticals, Inc., certain equityholders of the Registrant named therein and certain equityholders of NeuroRx named therein	8-K	10.8	05/28/21

10.13	Sponsor Agreement, dated May 24, 2021, by and among BRPA, the Big Rock Partners Sponsor, LLC, and BRAC Lending Group LLC	8-K	10.9	05/28/21

10.14	NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	S-4	10.22	05/21/21

10.15	Form of Subscription Agreement	8-K	10.1	03/15/21

10.16	Development and License Agreement, dated as of May 2, 2016, between Glytech LLC and NeuroRx	S-4	10.24	05/21/21

10.17	Amendment to Development and License Agreement, dated as of October 19, 2016, between Glytech LLC and NeuroRx	S-4	10.25	05/21/21

10.18	Second Amendment to Amended and Restated Development and License Agreement, dated as of June 13, 2018, between Glytech LLC and NeuroRx	S-4	10.26	05/21/21

10.19	Third Amendment to Amended and Restated Development and License Agreement, dated as of April 16, 2019, between Glytech LLC and NeuroRx	S-4	10.27	05/21/21

10.20	Fourth Amendment to Amended and Restated Development and License Agreement, dated as of December 31, 2020, between Glytech LLC and NeuroRx	S-4	10.28	05/21/21

10.21	Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim	S-4	10.29	05/21/21

10.22	License and Option Agreement, dated as of September 1, 2020, between The Research Foundation For The State University of New York and NeuroRx	S-4	10.30	05/21/21

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith
10.23	Binding Collaboration Agreement, dated as of September 18, 2020, between Relief Therapeutics Holding Aktiengesellschaft and its wholly owned subsidiary Therametrics Discovery Aktiengesellschaft and NeuroRx	S-4	10.31	05/21/21

10.24	Exclusive Distribution Agreement, dated as of September 25, 2020, between NeuroRx and Cardinal Health 105, Inc.	S-4	10.32	05/21/21

10.25	Executive Employment Agreement, dated May 20, 2015, between NeuroRx and Jonathan C. Javitt	S-4	10.33	05/21/21

10.26	“Work for Hire” Agreement, dated as of March 1, 2016, between NeuroRx and REBes Consulting LLC — Robert Besthof	S-4	10.34	05/21/21

10.27	Amendment to “Work for Hire” Agreement, dated as of October 23, 2016, between NeuroRx and 20REBes Consulting LLC — Robert Besthof	S-4	10.35	05/21/21

10.28	Consulting Agreement, dated as of January 1, 2021, between NeuroRx and Del Buono Legal, PLLC	S-4	10.36	05/21/21

10.29	Feasibility Study and Material Transfer Agreement, dated as of January 6, 2021, by and between NeuroRx and TFF Pharmaceuticals, Inc.	S-4	10.37	05/21/21

10.30	Manufacturing Supply Agreement, dated as of August 25, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.38	05/21/21

10.31	Amendment #1 to Manufacturing Supply Agreement, dated as of September 2, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.39	05/21/21

10.32	Amendment #2 to Manufacturing Supply Agreement, dated as of November 5, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.40	05/21/21

10.33	Amendment #3 to Manufacturing Supply Agreement, dated as of February 5, 2021, by andamong NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.41	05/21/21

10.34	Share Subscription Facility Agreement, dated as of October 18, 2019, among NeuroRx, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-4	10.42	05/21/21

10.35	Common Stock Purchase Warrant dated March 28, 2021	S-4	10.43	05/21/21

10.36	Clinical Trial Participation Agreement, dated as of December 17, 2020, by and between Quantum Leap Health Care Collaborative and NeuroRx	S-4	10.44	05/21/21

10.37	Consulting Agreement with Randolph Guggenheimer III	8-K	10.33	05/28/21

10.38	Voting Agreement by and between Jonathan Javitt and Daniel Javitt	8-K	10.34	05/28/21

10.39	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.	10-Q	10.1	11/15/21

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

10.40	Form of Securities Purchase Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.1	2/3/22

10.41	Form of Preferred Investment Options, dated as of February 2, 2022, by and among the Company and the holders.	8-K	10.2	2/3/22

10.42	Form of Registration Rights Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.3	2/3/22

10.43	Form of Placement Agent Preferred Investment Option, dated as of February 2, 2022 by and among the Company and H.C. Wainwright & Co., LLC.	8-K	10.4	2/3/22

10.44	Consulting Agreement, dated March 8, 2022, by and between the Company and Dr. Jonathan Javitt	8-K	10.1	3/9/22

10.45	Letter Agreement, dated March 9, 2022, by and between NeuroRx, Inc. and REBes Consulting LLC – Robert Besthof	8-K	10.2	3/9/22

10.46+	Pill Tracker Supplemental Task Order, dated November 15, 2021.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (v) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulations S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon request.

† This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

NRX PHARMACEUTICALS, INC.

By:	/s/ Ira Strassberg
Ira Strassberg
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/
Robert Besthof	Interim Chief Executive Officer
(Principal Executive Officer)

/s/	Chief Financial Officer
Ira Strassberg	(Principal Financial Officer and Principal Accounting Officer)

/s/	Director
Patrick J. Flynn

/s/	Director
Sherry A. Glied

/s/	Director
Aaron Gorovitz

/s/	Director
Chaim Hurvitz

/s/	Director
Jonathan C. Javitt

/s/	Director
H.R. McMaster

/s/	Director
Daniel Troy