Form 10-K/A
period 2021-12-31
NRX Pharmaceuticals, Inc.
filed 2022-04-29
CIK 1719406

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

EXPLANATORY NOTE

NRx Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Form 10-K”), for the sole purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to original Form 10-K, or to update the original Form 10-K to reflect events occurring after the date of such filing.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

MANAGEMENT

The following table sets forth, as of the date of this Form 10-K/A, certain information regarding our executive officers and directors who are responsible for overseeing the management of our business.

Name	Age	Position
Executive Officers:
Robert Besthof, MIM	56	Interim Chief Executive Officer
Alessandra Daigneault, Esq.	58	Chief Corporate Officer, General Counsel, and Secretary
Randy Guggenheimer	61	Chief Business Officer
Riccardo Panicucci	61	CMC and Technical Operations Advisor
Ira Strassberg	55	Chief Financial Officer
Non-Employee Directors:
Patrick J. Flynn	73	Director
Sherry A. Glied, Ph.D.	61	Director
Aaron Gorovitz	63	Director
Chaim Hurvitz	61	Director
Jonathan Javitt, M.D., M.P.H.	65	Director
H.R. McMaster	59	Director
Daniel Troy	62	Director

Executive Officers

Robert Besthof, MIM. Mr. Besthof has served as our as Interim Chief Executive Officer since March 2022. Prior to that, Mr. Besthof served as the Chief Commercial and Patient Officer and Head of Operations since May 2021 and as the Chief Commercial Officer of NeuroRx from March 2016 to May 2021. Mr. Besthof is a seasoned professional with more than 25 years of experience in biopharma marketing and operations, including at Pfizer, Wyeth, and Eli Lilly. Mr. Besthof has held various positions at Pfizer since 2004, including his most recent role as Vice President of Global Commercial Development for Neuroscience and Pain products at Pfizer. He has a track record of leadership in positions of increasing responsibility, including: profit and loss for marketing and sales and has enabled the rapid growth of pharmaceutical pipelines and led product launches across multiple therapeutic areas. Prior to joining the pharmaceutical industry, Mr. Besthof worked for Deutsche Bank and in consulting. He holds a B.A. in Economics from Case Western Reserve University, and a Masters of International Management from The Thunderbird School of Global Management.

Alessandra Daigneault, Esq. Ms. Daigneault has served as our Chief Corporate Officer, General Counsel and Secretary since August 2021 and as Acting Treasurer from August 2021 until March 2022. Prior to that, Ms. Daigneault served as the General Counsel and Corporate Secretary of NeuroRx from April 2021. Prior to joining NeuroRx, Ms. Daigneault was co-founder and Chief Operating Officer of Quantum Governance LLC, where she continues to serve as a director. She also served as Vice President and Chief Legal Counsel for Teligent, Inc. and its successor companies, First Avenue Networks and FiberTower Corporation, all publicly traded telecommunications companies, from October 2000 to May 2008. Ms. Daigneault began her legal career with Milbank LLP and was a Partner at the Washington, D.C. law firm of Tucker, Flyer & Lewis (now Venable LLP). Ms. Daigneault holds a B.S., Magna Cum Laude, from Georgetown University and a J.D. from Georgetown University Law Center.

Randy Guggenheimer. Mr. Guggenheimer has served as our Chief Business Officer since May 2021. Prior to that, Mr. Guggenheimer was a Managing Director at Young & Partners, a boutique investment banking firm serving the life sciences and chemical industries. Prior to Young & Partners, Mr. Guggenheimer was Head of Health Care Investment Banking for the Americas at Dresdner Kleinwort Wasserstein and worked for more than 15 years at Lehman Brothers as Managing Director in the Healthcare Group, Managing Director in the Mergers and Acquisitions Group and as Co-Head of Healthcare Mergers & Acquisitions.

Mr. Guggenheimer received an AB degree in Economics at Harvard College and earned an MBA from Harvard Business School.

Riccardo Panicucci. Mr. Panicucci has served as our CMC and Technical Operations Advisor since January 2021. Rick is currently the SVP of CMC at BridgeBio Pharma. Prior to joining BridgeBio, Mr. Panicucci served as VP of Pharmaceutical Development Services at WuXi STA, where he provided scientific leadership in formulation development and GMP manufacturing. From 2004 to 2015, Mr. Panicucci served as Global Head of Chemical and Pharmaceutical Profiling (CPP) at Novartis. Mr. Panicucci has also led R&D groups at Vertex Pharmaceuticals, Symbollon Pharmaceuticals, Biogen, and Bausch & Lomb. Mr. Panicucci earned a Ph.D. in Chemistry from the University of Toronto and did a Post-Doctoral Fellowship at the University of California, Santa Barbara.

Ira Strassberg. Mr. Strassberg has served as our Chief Financial Officer and Treasurer since March 2022. Mr.  Strassberg has over 30 years of finance and accounting experience. Prior to joining the Company, Mr. Strassberg served as Deputy Chief Financial Officer of Cantor Fitzgerald, L.P., and Chief Financial Officer of Cantor Commercial Real Estate Company, Berkeley Point Capital, Fannie Mae’s multifamily division and Walker & Dunlop. Mr. Strassberg also served on the Board of Directors and Audit Committee of Continental Building Products from May 2017 until its acquisition by St-Gobain in February 2020. Mr. Strassberg started his career at KPMG where he spent 5 years in the audit practice and 9 years in the consulting practice. He holds a B.S. in Accounting from Georgetown University, is a Certified Public Accountant, a Certified Management Accountant, and a Chartered Global Management Accountant.

Non-Employee Directors

Patrick J. Flynn. Mr. Flynn has served as a member of our Board since May 2021. Mr. Flynn served as a member of the NeuroRx board of directors from 2017. Mr. Flynn is an entrepreneur with more than 35 years of senior executive experience. He has provided leadership to numerous successful organizations including start-ups and growth-stage companies and has served in a variety of roles, including Executive Chairman, board member, CEO, COO, CFO and advisor. Mr. Flynn currently serves as the COO of Good Measures where he is responsible for the day-to-day operations of the company’s innovative approach to healthcare and nutrition services. Prior to joining Good Measures, Mr. Flynn was the co-founder of Predilytics, Inc. and served as Executive Chairman. Before joining Predilytics, Mr. Flynn contributed his expertise as COO and then as CEO to Health Dialog, where he helped build the business from an early-stage healthcare services organization to one of the world’s leading providers of healthcare analytics, healthcare services and decision support. Prior to this role, Flynn was a co-founder of Symmetrix, a management consulting firm specializing in healthcare and financial services. Mr. Flynn began his career with Bank of America where he held several positions over the course of 15 years, including Vice President of World Banking and Vice President of Risk Management. Mr. Flynn earned his B.S. in Finance from the Wharton School at the University of Pennsylvania. We believe Mr. Flynn is qualified to serve on our board of directors due to his extensive finance and corporate management experience in the healthcare industry.

Sherry A. Glied, Ph.D. Dr. Glied has served as a member of our Board since May 2021. Dr. Glied served as a member of NeuroRx’s board of directors from December 2015. Dr. Glied has served as the Dean of New York University’s Robert F. Wagner Graduate School of Public Service since August 2013. From 1989 to August 2013, Dr. Glied was the Professor of Health Policy and Management at Columbia University’s Mailman School of Public Health, where she served as the Chair of the Department of Health Policy and Management from 1998 to 2009. In June 2010, Dr. Glied was confirmed by the U.S. Senate as Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services, serving in that capacity from July 2010 through August 2012. She has previously also served as Assistant Secretary of Health under President Obama and as a member of the President’s Council of Economic Advisors under President Bush. She is one of the world’s leading experts on mental health policy. She has been elected to the Institute of Medicine of the National Academy of Sciences, the National Academy of Social Insurance, and the Board of Academy Health, and has been a member of the Congressional Budget Office’s Panel of Health Advisers and a research associate of the National Bureau of Economic Research. She is co-editor, with Peter C. Smith, of The Oxford Handbook of Health Economics, which was published by the Oxford University Press in 2011. Dr. Glied holds a B.A. in Economics from Yale University, a Master’s degree in Economics from the University of Toronto and a Ph.D. in Economics from Harvard University. We believe Dr. Glied is qualified to serve on our board due to her vast experience in public health, and in particular in mental health policy.

Aaron Gorovitz. Mr. Gorovitz has served as a member of our Board since May 2021. Mr. Gorovitz served as a member of the NeuroRx board of directors from 2016. He is a partner of the AHG Group. In addition to his 25 years of legal experience in complex commercial transactions, he has considerable involvement in early-stage biotechnology and health information technology companies. Mr. Gorovitz holds a B.A. from Muhlenberg College and a J.D. from George Washington University Law School. We believe Mr. Gorovitz is qualified to serve on our board of directors due to his extensive experience in transactional law and corporate governance.

Chaim Hurvitz. Mr. Hurvitz has served as a member of our Board since May 2021. He served as a member of the NeuroRx board of directors from May 2015. Mr. Hurvitz has served as the Chief Executive Officer of CH Health, a private venture capital firm, since May 2011. Mr. Hurvitz previously served as a member of the board of directors of Teva Pharmaceuticals Industries Ltd. from October 2010 to July 2014. Previously, he was a member of the senior management of Teva Pharmaceuticals Industries Ltd., serving as the President of Teva International Group from 2002 until 2010, as President and Chief Executive Officer of Teva Pharmaceuticals Europe from 1992 to 1999 and as Vice President — Israeli Pharmaceutical Sales from 1999 until 2002. Mr. Hurvitz is a founding investor and a director of Galmed Pharmaceuticals Ltd. Mr. Hurvitz presently serves as a member of the management of the Manufacturers Association of Israel and head of its pharmaceutical branch. Mr. Hurvitz holds a B.A. from Tel Aviv University. We believe Mr. Hurvitz is qualified to serve on our board of directors due to his extensive experience in the pharmaceutical industry.

Jonathan Javitt, M.D., M.P.H. Dr. Javitt served as our Chief Executive Officer and Chairman of our Board from May 2021until March 2022. He served as Chairman of the Board and the Chief Executive Officer of NeuroRx from its founding in 2015. Prior to starting NeuroRx, he participated in leading drug and medical device development and commercialization projects for Allergan, Alcon, Eyetech, Merck, Novartis, Pfizer, and Pharmacia. He has played leadership roles in seven successful healthcare IT and biopharma start-up companies. He was appointed to healthcare leadership roles under President Ronald Reagan, George H.W. Bush, Clinton and George W. Bush. During the Reagan and Bush ‘41 administrations, he was designated as an Expert Consultant to the Department of Health and Human Services. President Clinton designated him as a Special Government Employee of the White House Executive Office of the President to serve on the 1993 Health Reform Task Force. Under President George W. Bush, he was commissioned to lead the Healthcare Committee of the President’s Information Technology Advisory Committee and to serve as a Special Employee of the Undersecretary of Defense. Dr. Javitt has published more than 200 scientific works in the areas of health outcomes and pharmacoeconomics that have been cited more than 25,000 times. Dr. Javitt holds an A.B. with Honors from Princeton University, an M.D. from Cornell University and a Masters of Public Health from the Harvard Chan School of Public Health. In 2015, he was designated an Alumnus of Merit, the highest honor bestowed by Harvard University to graduates of the School of Public Health. He continues to serve as an adjunct Professor of Ophthalmology at Johns Hopkins School of Medicine and as a Senior Fellow of the Potomac Institute for Policy Studies. We believe Dr. Javitt is qualified to serve on our board of directors due to his extensive experience leading NeuroRx and in the pharmaceutical industry.

Herbert “H.R.” McMaster. Mr. McMaster has served as a member of our Board since May 2021. Mr. McMaster is a former Assistant to the President for National Security Affairs. Since July 2018, Mr. McMaster has been a Senior Fellow at the Hoover Institution. He served as a commissioned officer in the United States Army for 34 years before retiring as a Lieutenant General in June 2018. He is currently a Lecturer in Management at Stanford University Graduate School of Business and a non-executive director of Zoom Video Communications, Inc. From 2014 to 2017, Mr. McMaster designed the future army as the director of the Army Capabilities Integration Center and the deputy commanding general of the US Army Training and Doctrine Command (TRADOC). Mr. McMaster holds a Ph.D. in Military History from the University of North Carolina at Chapel Hill and a B.S. from the United States Military Academy at West Point. We believe Mr. McMaster is qualified to serve on our board of directors due to his extensive leadership and government experience.

Daniel Troy. Mr. Troy has served as a member of our Board since May 2021. Mr. Troy served as a member of the NeuroRx board of directors from 2018. Mr. Troy is Executive Vice President, Chief Legal Officer and General Counsel of Valo Health. He served as General Counsel of GlaxoSmithKline from 2008 until 2018. Previously, he was partner in the FDA practice at Sidley Austin. In 2001, he was appointed by President Bush to serve as Chief Counsel for the FDA, where he was a primary liaison to the White House and the U.S. Department of Health and Human Services. From 2006 to 2007, Mr. Troy chaired the American Bar Association’s Section of Administrative Law and was an adjunct scholar at the American Enterprise Institute in Washington, DC. Prior to entering federal service, he practiced constitutional, administrative, and appellate law at Wiley Rein and Fielding, served in the Office of Legal Counsel at the U.S. Department of Justice, and clerked for D.C. Circuit Judge Robert H. Bork. Mr. Troy has a B.S. from Cornell University and a J.D. from Columbia Law School, where he was a Kent and Stone Scholar. We believe Mr. Troy is qualified to serve on our board of directors due to his extensive experience with the FDA and in the pharmaceutical industry.

Board Composition and Election of Directors

Director Independence

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

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. Under the Nasdaq listing requirements, a company that ceases to be a “controlled company” must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees no later than the following phase-in schedule: (i) one independent committee member at the time it ceases to be a controlled company, (ii) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (iii) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq listing requirements provide a 12-month phase-in period from the date a company ceases to be a “controlled company” to comply with the majority independent board requirement.

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

Our Board has determined that Sherry A. Glied, Patrick J. Flynn, Daniel Troy, Aaron Gorovitz, H.R. McMaster and Chaim Hurvitz are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Classified Board of Directors

In accordance with our Charter, our Board is divided into three classes with staggered, three year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I directors are Chaim Hurvitz and Daniel Troy, and their terms will expire at our 2022 annual meeting of stockholders;

•	the Class II directors are Sherry Glied and Aaron Gorovitz, and their terms will expire at our 2023 annual meeting of stockholders; and

•	the Class III directors are Patrick Flynn, Jonathan Javitt and H.R. McMaster, and their terms will expire at the 2024 annual meeting of stockholders. On February 7, 2022, H.R. McMaster informed the Board that he would be retiring from the Board with effect from the next Annual Meeting of Shareholders (the “Annual Meeting”). Gen. McMaster’s term would otherwise have expired at the Annual Meeting in 2024. He served as an advisory board member for the Company for three years and then as a director. Gen. McMaster conveyed that his decision was not the result of any disagreement with the Company. Gen. McMaster will continue to serve as a director until the date of the Annual Meeting.

Our Charter provides that the authorized number of directors may be changed only by resolution of the Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Subject to the special rights of the holders of one or more outstanding series of preferred stock to elect directors, our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of our outstanding voting stock entitled to vote in the election of directors.

Board Committees

Our Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and standing committees. We have a standing audit committee, nominating and corporate governance committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence from management;

•	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;

•	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related person transactions; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee consists of Messrs. Flynn, Gorovitz and Hurvitz, with Mr. Flynn serving as chair. Rule 10A-3 of the Exchange Act and the Nasdaq rules require that our audit committee be composed entirely of independent members. Our Board has affirmatively determined that Messrs. Flynn, Gorovitz and Hurvitz each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that Messrs. Flynn, Gorovitz and Hurvitz each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board has adopted a written charter for the audit committee.

Compensation Committee

Our compensation committee is responsible for, among other things:

•	reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving, (either alone or, if directed by our Board, in conjunction with a majority of the independent members of the Board) the compensation of our Chief Executive Officer;

•	overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our Board regarding the compensation of our other executive officers;

•	reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans, policies and programs;

•	reviewing and approving all employment agreement and severance arrangements for our executive officers;

•	making recommendations to our Board regarding the compensation of our directors; and

•	retaining and overseeing any compensation consultants.

Our compensation committee consists of Messrs. Flynn, Gorovitz and Troy, with Mr. Flynn serving as chair. Our Board has affirmatively determined that Messrs. Flynn, Gorovitz and Troy each meet the definition of “independent director” for purposes of serving on the compensation committee under the Nasdaq rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our Board has adopted a written charter for the compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

•	identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board;

•	overseeing succession planning for our Chief Executive Officer and other executive officers;

•	periodically reviewing our Board’s leadership structure and recommending any proposed changes to our Board;

•	overseeing an annual evaluation of the effectiveness of our Board and its committees; and

•	developing and recommending to our Board a set of corporate governance guidelines.

Our nominating and corporate governance committee consists of Mr. Troy, Dr. Glied and Dr. Javitt, with Mr. Troy serving as chair. Our Board has affirmatively determined that Mr. Troy and Dr. Glied each meet the definition of “independent director” under the Nasdaq rules. While the Company was a “controlled company” within the meaning of the corporate governance standards of Nasdaq, we were permitted to, and elected not to, comply with the requirement that NRx have a nominating and corporate governance committee that is composed entirely of independent directors. Now that the Company is no longer a controlled company, we will continue to rely on this exemption during the applicable phase-in period. Our Board has adopted a written charter for the nominating and corporate governance committee.

Risk Oversight

Our Board is responsible for overseeing our risk management process. Our Board focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our Board believes its administration of its risk oversight function has not negatively affected our Board’s leadership structure.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or compensation committee.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our corporate website at www.nrxpharma.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information contained in, or accessible through, our website does not constitute a part of this Form 10-K/A. We have included our website address in this Form 10-K/A solely as an inactive textual reference.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

Executive Officer and Director Compensation

Overview

Our “Named Executive Officers” for the years ended December 31, 2021 and December 31, 2020 include Jonathan Javitt, our former Chief Executive Officer, Robert Besthof, our Chief Commercial and Patient Officer and Head of Operations and, since March 8, 2022, our Interim Chief Executive Officer, Alessandra Daigneault, our Chief Corporate Officer, General Counsel and Secretary since August 2021 and Randy Guggenheimer, our Chief Business Officer since May 2021.

Summary Compensation Table

The following table presents information regarding the total compensation of our Named Executive Officers for the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jonathan Javitt(2)	2021	275,000	0	0	0	102,287	377,287
Director and Former Chief Executive Officer	2020	275,000	325,000	0	0	14,586	614,586
Robert Besthof(3)	2021	264,000	0	0	0	0	264,000
Chief Commercial and Patient Officer and Head of Operations and Interim Chief Executive Officer	2020	252,000	0	744,114	0	0	996,114
Alessandra Daigneault(4)	2021	228,000	290,000	1,754,611	0	2,961	2,275,572
Chief Corporate Officer, General Counsel and Secretary
Randy Guggenheimer(5)	2021	143,846	0	3,443,247	0	0	3,587,093
Chief Business Officer

(1)	Amount reflects the grant date fair value of stock options granted during fiscal year 2021 or fiscal year 2020 as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 3 to the consolidated financial statements contained in Form 10-K for information regarding the assumptions used in calculating these amounts.

(2)	Dr. Javitt was Chairman and Chief Executive Officer for all of 2021 and 2020. Other compensation in 2021 includes $8,750 in Director fees, $22,320 in health insurance costs and $71,217 in personal security costs. Other compensation in 2020 includes health insurance premium payments.

(3)	Mr. Besthof was Chief Commercial and Patient Officer and Head of Operations for all of 2021 and 2020.

(4)	Ms. Daigneault was General Counsel and Secretary until August 2021. Other Compensation includes health insurance reimbursement.

(5)	Mr. Guggenheimer was appointed Chief Business Officer in May 2021.

Narrative to Summary Compensation Table

Base Salaries and Compensation

NRx’s Named Executive Officers receive an annual base salary or annual rate of compensation to compensate them for services rendered to NRx. The base salary or annual rate of compensation payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For both 2021 and 2020, the annual base salary for Dr. Javitt was set at $275,000.For 2021, Mr. Besthof’s annual rate of compensation was set at $264,000. For 2020, Mr. Besthof’s annual rate of compensation was set at $216,000 prior to April 1, 2020 and $264,000 as of April 1, 2020. For 2021, Ms. Daigneault’s annual rate of compensation was set at $210,000 prior to September 1, 2021 and $264,000 as of September 1, 2021, and Mr. Guggenheimer’s annual base salary was set at $275,000. No changes were made to our Named Executive Officers’ annual base salaries or annual rate of compensation for 2021 or 2020 except as set forth above.

Cash Bonus Compensation

Pursuant to his employment agreement, Dr. Javitt was eligible to receive a target bonus of $275,000 per year, which was tied to individual and company performance. However, Dr. Javitt waived his right to receive such bonus for 2021 when he entered in the Javitt Consulting Agreement (as defined below). Pursuant to her employment agreement, Ms. Daigneault is eligible to receive a target bonus of $52,800 per year plus an additional $100,000 for each successful financing transaction. Mr. Guggenheimer is eligible to receive a target bonus of $55,000 per year.

Equity Compensation

We typically grant stock options as the long-term incentive component of our compensation program. Stock options allow employees, including our Named Executive Officers, to purchase shares of our Common Stock at a price equal to the fair market value of our Common Stock on the date of grant. Our stock options have vesting schedules that are designed to encourage continued employment and typically vest as to one-third (1/3) of the shares subject to the option on the first anniversary of the applicable vesting commencement date and one-third (1/3) of the shares each of the next two anniversaries of the vesting commencement date, subject to the recipient’s continued service through each applicable vesting date. From time to time, our Board may also construct alternate vesting schedules as it determines appropriate to motivate particular employees.

Mr. Besthof was granted an option to purchase 347,200 shares of our Common Stock in 2016 and an option to purchase 347,200 shares of our Common Stock in 2020. Ms. Daigneault was granted options to purchase 143,840 shares and 49,600 shares of our Common Stock in 2020 and was granted options to purchase 148,400 shares and 30,000 shares of our Common Stock in 2021. Mr. Guggenheimer was granted an option to purchase 347,200 shares of our Common Stock in 2021. Refer to the “Outstanding Equity Awards at Fiscal Year End” table below for additional information regarding these options. In March 2022, Mr. Besthof was granted an option to purchase an additional 100,000 shares of our Common Stock pursuant to the Besthof Letter Agreement (as defined below in paragraph (b)).

Executive Employment Arrangements

(a)	Javitt Employment Agreement

In connection with his commencement of employment with us in May 2015, we entered into an employment agreement with Dr. Jonathan Javitt (the “Javitt Employment Agreement”) pursuant to which he served as our Chief Executive Officer and President. The Javitt Employment Agreement provided for an initial five (5) year term and extends automatically for additional one (1) year periods unless either party provided notice of termination. The Javitt Employment Agreement provided for a base salary of $275,000, subject to periodic increase by the Board. The Javitt Employment Agreement was terminated on March 8, 2022 when Dr. Javitt retired and became a consultant to the Company. Upon entering into the Javitt Consulting Agreement (as defined below), Dr. Javitt waived his rights to the bonus, severance and certain other provisions under the Javitt Employment Agreement.

Pursuant to a consulting agreement between the Company and Dr. Javitt, dated as of March 8, 2022 (the “Javitt Consulting Agreement”), Dr. Javitt will provide consulting services to the Company for a period of one year, including reviewing and providing scientific and strategic advice to the Company’s executive officers. The Javitt Consulting Agreement provides for an up-front payment of $250,000 to Dr. Javitt and commencing on the third month of the Javitt Consulting Agreement, a payment of $75,000 per month, subject to Dr. Javitt’s continued performance of his obligations under the Javitt Consulting Agreement.

(b)	Besthof Agreement

Mr. Besthof was engaged by NeuroRx as Chief Commercial and Patient Officer and Head of Operations pursuant to the terms of a “Work For Hire” Agreement between NeuroRx and REBes Consulting LLC — Robert Besthof, dated as of March 1, 2016, which was amended as of October 23, 2020 (as amended, the “Besthof Agreement”).

The Besthof Agreement provides for an initial one (1) year term and extends automatically for additional one (1) month periods unless NeuroRx provides written notice of non-renewal at least ten (10) days prior to the expiration of the term, or unless Mr. Besthof’s services are terminated. The Besthof Agreement provides for an initial fee of $3,000 per week. The Besthof Agreement also provides Mr. Besthof with an initial grant of 70,000 options, which vest over a five (5) year period, provided that vesting will accelerate upon a change of control of NeuroRx. Mr. Besthof was granted an additional 70,000 options in October 2020 (the “Additional Options”), which also vest over a five-year period. The Additional Options are subject to accelerated vesting provisions, as described below.

If, following a change in control, either (a) Mr. Besthof’s assigned and required place of work is more than fifty (50) miles from his home or (b) there is a substantial and material diminution in his duties or title, Mr. Besthof is entitled to receive (i) 50% accelerated vesting of his Additional Options, (ii) fee payment continuation at his current rate of $22,000 for a period of twelve (12) months and (iii) twelve (12) months of health care coverage under an equivalent to the employer plan at “gold level” or a supplemental payment equivalent to the health insurance premium payment under any such plan.

If, following a change in control, Mr. Besthof is terminated without cause (which is not defined in the Besthof Agreement), Mr. Besthof is entitled to receive (i) 100% accelerated vesting of his Additional Options, (i) fee payment continuation at his current rate of $22,000 for a period of twelve (12) months and (iii) twelve (12) months of health care coverage under an equivalent to the employer plan at “gold level” or a supplemental payment equivalent to the health insurance premium payment under any such plan.

The Besthof Agreement includes an (i) assignment of intellectual property covenant, (ii) confidentiality covenant that applies for the greater of (x) a two (2) year period after the date of disclosure or (y) a two (2) year period from the end of the term of the Besthof Agreement, and (iii) non-contract covenant pursuant to which Mr. Besthof shall not contract with any third party to manufacture or assist in the manufacture of an NMDA-based treatment for bipolar depression that applies for the term of the Besthof Agreement and for two (2) years following the termination of the Besthof Agreement.

Effective March 8, 2022, Mr. Besthof, on behalf of his personal services corporation, entered into a letter agreement with the Company (the “Besthof Letter Agreement”). The Besthof Letter Agreement supplements the Besthof Agreement. The Besthof Letter Agreement provides for an aggregate monthly payment of $41,667 (of which $19,667 is for services as the Interim Chief Executive Officer) to Mr. Besthof for total annual payments at an annual rate of approximately $500,000 and a special payment for 2022 of up to $250,000 based on achievement of certain performance metrics to be determined by the Board. The Besthof Letter Agreement also provides for the grant of stock options (the “Options”) to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.61 per share (the closing price on the date of grant). The Options vest on March 8, 2023, subject to Mr. Besthof’s continued service with the Company.

Mr. Besthof will be considered for the position of permanent Chief Executive Officer and pursuant to the Besthof Letter Agreement, Mr. Besthof will receive the additional payment of $19,667 per month as Interim Chief Executive Officer for at least six months, unless he resigns or is terminated for “cause” (as defined in the Besthof Letter Agreement). If Mr. Besthof is terminated by the Company without “cause” or, under limited circumstances, he resigns, he may receive separation payments of up to six months of pay, the special payment, to the extent not yet paid, and vesting of his Options. Mr. Besthof will also be entitled to customary indemnification and directors and officers insurance coverage.

(c)	Daigneault Agreement

Effective September 1, 2021, we entered into an employment agreement with Ms. Daigneault (the “Daigneault Employment Agreement”) pursuant to which she serves as Chief Corporate Officer, General Counsel, Corporate Secretary and, prior to March 8, 2022, Acting Treasurer. The Daigneault Employment Agreement provides for an initial one (1) year term and extends automatically for additional one (1) year periods unless either party provides notice of termination or non-renewal. The Daigneault Employment Agreement provides for a base salary of $264,000, subject to periodic increase by the Board. Pursuant to the Daigneault Employment Agreement, Ms. Daigneault is also eligible to receive (a) a performance-based bonus with a minimum target of 20% of base salary ($52,800 at current base salary) and (b) an additional transactional bonus of $100,000 upon consummation of a secondary offering or financing after September 1, 2021. The Daigneault Employment Agreement also provides Ms. Daigneault with an initial grant of 30,000 options, which vest monthly over a two (2) year period.

In the event Ms. Daigneault is terminated by us without Cause or upon a Change of Control, subject to her execution of a release of claims, in addition to the Final Compensation (as defined below), she will be entitled to receive (i) severance pay equal to the base salary then in effect through the six (6) month anniversary of the termination date (the “Daigneault Severance Pay”), (ii) accrued compensation not yet paid and (iii) a prorated bonus through the date of termination.

“Cause” is defined in the Daigneault Employment Agreement as Ms. Daigneault’s (i) failure to perform (other than by reason of disability), or serious negligence in the performance of, her material duties and responsibilities to the Company (unauthorized absence of Ms. Daigneault for a period of five (5) business days shall be considered failure to perform as defined herein); (ii) material breach of confidentiality or intellectual property provisions contained in the employment agreement or breach of any fiduciary duty owed to the Company; (iii) fraud or embezzlement or other dishonesty which is material (monetarily or otherwise) with respect to the Company; (iv) indictment, conviction or plea of nolo contendere to a felony or other crime involving moral turpitude that is material to the Company; or (v) loss of legal licensure, legal disciplinary proceedings, or other events that impair Ms. Daigneault’s ability to function as Corporate Secretary of the Company.

Pursuant to the terms of the Daigneault Employment Agreement, in the event Ms. Daigneault is terminated due to death or disability, the executive or her beneficiaries, as applicable, are entitled to (i) base salary earned but not paid through the date of termination, (ii) pay for any vacation time earned but not used through the date of termination, (iii) any annual bonus awarded for the year preceding that in which termination occurs but unpaid on the date of termination and (iv) any business expenses incurred but not reimbursed on the date of termination (all of the foregoing, the “Final Compensation”).

The Daigneault Employment Agreement includes (i) a confidentiality covenant that applies during the term of employment and for three (3) years following termination, (ii) assignment of intellectual property, (ii) a non-competition covenant that applies during the term of employment and for twelve (12) months following termination, and (iv) non-solicitation of employees and customers covenants that apply during the term of employment and for twelve (12) months following termination.

Under the terms of the Daigneault Employment Agreement, Ms. Daigneault is entitled to participate in all employee benefit plans, programs and arrangements made available to other U.S.-based employees generally.

(d)	Guggenheimer Agreement

Mr. Guggenheimer was engaged by the Company as its Chief Business officer pursuant to a Consulting Agreement with NeuroRx, Inc. that became effective as of May 21, 2021 (the “Guggenheimer Agreement”). The Guggenheimer Agreement provides for an open-ended term, which may be terminated by him or the Company with sixty (60) business days prior written notice.

The Guggenheimer Agreement provides for an annual compensation to Mr. Guggenheimer of $275,000, payable monthly in advance. In addition, Mr. Guggenheimer is eligible for a bonus with a minimum target of twenty percent (20%) of his base compensation.

Mr. Guggenheimer was awarded 347,200 options under the Company’s 2021 Omnibus Incentive Plan. These options vest equally over a period of three years from the date of grant.

The Guggenheimer Agreement includes (i) an assignment of intellectual property covenant and (ii) a confidentiality covenant that applies for the greater of (x) a two (2) year period after the date of disclosure or (y) a two (2) year period from the end of the term of the Guggenheimer Agreement.

Upon termination of the Guggenheimer Agreement, the Company shall pay to Mr. Guggenheimer, or his estate in the event of his death or incapacity, (i) any annual compensation earned but not paid through the date of termination, and (ii) any business expenses incurred by him but not reimbursed on the date of termination, provided that such expenses and any required substantiation and documentation are submitted within thirty (30) days of termination and that such expenses are reimbursable under Company policy.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each Named Executive Officer as of December 31, 2021.

	Option Awards
Name and Principal Position	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Exercise Option Price ($)	Option Expiration Date
Jonathan Javitt	—	—	—	—	—
Director and Former Chief Executive Officer
Robert Besthof	3/1/2016	247,200	—	$0.20	2/28/2026
Interim Chief Executive Officer	10/23/2020	69,440	277,760	$3.07	10/23/2030
Alessandra Daigneault	9/1/2020	23,972	47,952	$3.07	9/1/2030
Chief Corporate Officer,	11/15/2020	8,267	20,667	$3.07	11/15/2030
General Counsel and	5/21/2021	43,400	105,400	$14.58	5/21/2031
Secretary	9/7/2021	5,000	25,000	$12.96	9/7/2031
Randy Guggenheimer	5/21/2021	—	347,200	$14.58	5/21/2031
Chief Business Officer

Health, Welfare and Retirement Plans

NRx does not currently maintain a 401(k) defined contribution plan or any other employee benefit plans or programs.

Director Compensation

Pursuant to our Director Compensation Program, each member serving on our Board during 2021 was eligible to compensation for his or her service, as follows.

•	Board of Directors member: $60,000 annual retainer plus an annual equity grant

•	Chairman of the Board: $25,000 annual retainer

•	Board Committee Chair: $15,000 annual retainer

•	Board Committee Member: $10,000 annual retainer

Amounts paid to Jonathan Javitt are included in the Executive Compensation table above.

The following table shows for the fiscal year ended December 31, 2021 certain information with respect to the compensation of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Patrick Flynn	$31,500	$59,367	$90,867
Sherry Glied	$24,500	$59,367	$83,867
Aaron Gorovitz	$28,000	$59,367	$87,367
Chaim Hurwitz	$24,500	$59,367	$83,867
H.R. McMaster	$21,000	$59,367	$80,367
Dan Troy	$29,750	$59,367	$89,117

During 2020, two board members were compensated for extensive, ongoing work on NeuroRx’s behalf that was critical to several strategic transactions:

•	A warrant to purchase 279,291 shares of Company common stock at a strike price of $15.25 per share was granted to Aaron Gorovitz, which is held in the name of his company AHG Neuro Options LLC. The warrant has an expiry date of July 14, 2025.

•	Two warrants to purchase a total of 279,290 shares of Company common stock at a strike price of $15.25 per share were granted to Patrick Flynn, which are held in separate trusts for members of his family. Each warrant has an expiry date of October 22, 2025.

No cash or other equity-based awards were paid or provided to our non-employee directors during 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of March 27, 2022 by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of the security, or “investment power”, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. Accordingly, we have included all shares of Common Stock issuable to such person upon the exercise of warrants or options currently exercisable or exercisable within 60 days of the date hereof. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock and preferred stock.

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock owned by such stockholders. Unless otherwise noted, the address of each beneficial owner is c/o NRX Pharmaceuticals, Inc., 1201 N. Market Street, Suite 111, Wilmington, DE 19801, Attention: Corporate Secretary.

The beneficial ownership of our Common Stock is based on 66,641,314 shares of Common Stock issued and outstanding as of March 27, 2022.

Beneficial Ownership Table

Name and Address of Beneficial Owners	Number of Shares Prior to Offering	Percentage of Shares Prior to Offering	Number of Shares After the Offering	Percentage of Shares After the Offering
Officers and Directors
Jonathan Javitt(1)	14,768,329	22.2%	14,768,329	22.2%
Patrick J. Flynn(2)	1,319,151	2.0%	1,319,151	2.0%
Sherry A. Glied, Ph.D.(3)	58,703	*	58,703	*
Aaron Gorovitz(4)	45,531	*	45,531	*
Chaim Hurvitz(5)	1,648,638	2.5%	1,648,638	2.5%
H.R. McMaster(6)	22,995	*	22,995	*
Daniel Troy(7)	88,628	*	88,628	*
Robert Besthof(8)	225,440	*	225,440	*
Alessandra Daigneault(9)	130,062	*	130,062	*
Randy Guggenheimer(10)	73,733	*	73,733	*
All Executive Officers and Directors
as a Group (12 persons)	18,307,477	27.0%	18,307,477	27.0%
All Greater than 5% Holders
Jonathan Javitt(1)	14,768,329	22.2%	14,768,329	22.2%
Glytech, LLC(11)	13,102,676	19.7%	13,102,676	19.7%
Armistice Capital Master
Fund Ltd.(12)	6,259,781	9.4%	727,273	1.1%

*	Indicates less than 1%

(1)	Consists of (i) 13,299,997 shares of Common Stock held by the Jonathan Javitt Living Trust, (ii) 1,422,000 shares of Common Stock held by The Javitt 2012 Irrevocable Dynasty Trust, and (iii) 46,332 shares of Common Stock held by Jonathan Javitt individually. Jonathan Javitt is the trustee of the Jonathan Javitt Living Trust and the Grantor of The Javitt 2012 Irrevocable Dynasty Trust; does not include 7,408,665 shares issuable upon achievement of earnouts.

(2)	Consists of (i) 362,332 shares of Common Stock held by Nash-Flynn Investments, LLC, (ii) 70,418 shares of Common Stock held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iii) 882,556 shares of Common Stock issuable upon exercise of fully vested warrants held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, and (iv) 3,845 shares of Common Stock subject to options held by Patrick Flynn which are vested and exercisable within 60 days of March 27, 2022. Patrick Flynn is the owner of Nash-Flynn Investments, LLC and trustee of the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust; does not include (a) 216,375 shares issuable upon achievement of earnouts and (b) 502,722 shares subject to both (i) fully vested warrants and (ii) achievement of earnouts.

(3)	Consists of (i) 13,168 shares of Common Stock held by Cottingham-Hillcrest, Inc., and (ii) 45,535 shares of Common Stock subject to options held by Sherry A. Glied, Ph.D. which are vested and exercisable within 60 days of March 27, 2022; does not include (a) 6,584 shares issuable upon achievement of earnouts and (b) 23,747 shares subject to both (i) options held by Sherry A. Glied, Ph.D. and (ii) achievement of earnouts.

(4)	Consists of (i) 8,336 shares of Common Stock held by Samuel David Gorovitz 2017 Irrevocable Trust, (ii) 8,336 shares of Common Stock held by Jeremy Paul Gorovitz 2017 Irrevocable Trust, (iii) 8,336 shares of Common Stock held by Marisa Shey Gorovitz 2017 Irrevocable Trust, (iv) 16,678 shares of Common Stock held by Elizabeth Gorovitz, and (v) 3,845 shares of Common Stock subject to options held by Aaron Gorovitz which are vested and exercisable within 60 days of March 27, 2022. Aaron Gorovitz is the trustee of the Samuel David Gorovitz 2017 Irrevocable Trust, the Jeremy Paul Gorovitz 2017 Irrevocable Trust, and the Marisa Shey Gorovitz 2017 Irrevocable Trust. Elizabeth Gorovitz is the wife of Aaron Gorovitz; does not include 20,843 shares issuable upon achievement of earnouts.

(5)	Consists of (i) 1,436,350 shares of common stock held by Shirat HaChaim Ltd., (ii) 208,443 shares of Common Stock held by CH Health-Private Venture Capital Ltd, and (iii) 3,845 shares of Common Stock subject to options held by Chaim Hurvitz which are vested and exercisable within 60 days of March 27, 2022. Chaim Hurwitz is the owner of Shirat HaChaim Ltd. and CH Health-Private Venture Capital Ltd; does not include 822,397 shares issuable upon achievement of earnouts.

(6)	Consists of (i) 18,300 shares of Common Stock held by H.R McMaster and (ii) 4,695 shares of Common Stock subject to options held by H.R. McMaster which are vested and exercisable within 60 days of March 27, 2022; does not include (a) 10,424 shares issuable upon achievement of earnouts, (b) 5,938 shares subject to both (i) options held by H.R. McMaster and (ii) achievement of earnouts and (c) 9,574 shares subject to unvested options held by H.R. McMaster which are not exercisable within 60 days of March 27, 2022.

(7)	Consists of (i) 43,093 shares of Common Stock held by Daniel Troy, and (ii) 45,535 shares of Common Stock subject to options held by Daniel Troy which are vested and exercisable within 60 days of March 27, 2022; does not include (a) 21,547 shares issuable upon achievement of earnouts and (b) 23,747 shares subject to both (i) options held by Daniel Troy and (ii) achievement of earnouts.

(8)	Consists of (i) 23,710 shares of Common Stock held by Robert Besthof and (ii) 201,730 shares of Common Stock subject to options held by Robert Besthof which are vested and exercisable within 60 days of March 27, 2022; does not include (a) 36,290 shares issuable upon achievement of earnouts, (b) 215,710 shares subject to both (i) options held by Robert Besthof and (ii) achievement of earnouts, and (c) 276,960 shares subject to unvested options held by Robert Besthof which are not exercisable within 60 days of March 27, 2022.

(9)	Consists of (i) 31,584 shares of Common Stock held by Alessandra Daigneault and (ii) 98,479 shares of Common Stock subject to options held by Alessandra Daigneault which are vested and exercisable within 60 days of March 27, 2022; does not include (a) 36,763 shares issuable upon achievement of earnouts, (b) 90,602 shares subject to both (i) options held by Alessandra Daigneault and (ii) achievement of earnouts, and (c) 90,578 shares subject to unvested options held by Alessandra Daigneault which are not exercisable within 60 days of March 27, 2022.

(10)	Consists of 73,733 shares of Common Stock subject to options held by Randy Guggenheimer which are vested and exercisable within 60 days of March 27, 2022; does not include (a) 147,467 shares subject to both (i) options held by Randy Guggenheimer and (ii) achievement of earnouts and (b) 126,000 shares subject to unvested options held by Randy Guggenheimer which are not exercisable within 60 days of March 27, 2022.

(11)	Consists of 13,102,676 shares of Common Stock held by Glytech, LLC. Glytech, LLC is owned by Daniel Javitt; does not include 6,985,932 shares issuable upon achievement of earnouts.

(12)	Consists of (i) 6,259,781 shares of Common Stock held by Armistice Capital Master Fund Ltd. and (ii) 6,987,054 shares of Common Stock issuable upon the exercise of Investment Options, 727,273 of which are exercisable within 60 days of March 27, 2022 but are subject to beneficial ownership limitations that preclude Armistice Capital Master Fund Ltd. from exercising any portion of the Investment Options to the extent such exercise would result in Armistice Capital Master Fund Ltd. owning more than 4.99% of the Company's outstanding shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the “Executive and Director Compensation” section of this Form 10-K/A. We also describe below certain other transactions with our directors, executive officers and stockholders.

Private Placement Lock-Up Agreement

On February 2, 2022, we consummated a private placement (the “Private Placement”) pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of January 30, 2022 (the “Purchase Agreement”), with certain investors. In connection with the closing of the Private Placement, we entered into a lock-up agreement with Jonathan Javitt and Daniel Javitt (collectively, the “Javitt Stockholders”), dated as of January 30, 2022 (the “Private Placement Lock-Up Agreement”), pursuant to which the Javitt Stockholders agreed not to transfer, directly or indirectly, any Common Stock owned by them for sixty (60) days following the Effective Date (as defined in the Purchase Agreement) (the “Restriction Period”). Subject to certain conditions, the Javitt Stockholders may transfer shares of Common Stock provided that: (i) we receive a signed lock-up letter agreement for the balance of the Restriction Period from each transferee, prior to such transfer, (ii) the transfer does not involve a disposition for value, (iii) the transfer is not required to be reported with the SEC in accordance with the Exchange Act, as amended, and no report of such transfer is made voluntarily, and (iv) neither the Javitt Stockholders nor any transferee, as the case may be, otherwise voluntarily effects any public filing or report regarding such transfer, with respect to certain specified transfers under the Private Placement Lock-Up Agreement. The Restriction Period has now expired.

Registration Rights Agreement

In connection with the execution of the Merger Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Jonathan Javitt and Daniel Javitt (the “Javitt Stockholders”).

Subject to several exceptions, including our right to defer a demand registration, shelf registration or underwritten offering under certain circumstances, the Javitt Stockholders may require that we register for public resale under the Securities Act all shares of the Common Stock that they request to be registered at any time, subject to the restrictions in the lock-up agreements described above, so long as the securities being registered in each registration statement or sold in any underwritten offering are reasonably expected to produce aggregate proceeds of at least $50.0 million.

If we become eligible to register the sale of our securities on Form S-3 under the Securities Act, the Javitt Stockholders have the right to require us to register the sale of the Common Stock held by them on Form S-3, subject to offering size and other restrictions. The Javitt Stockholders also have the right to request marketed and non-marketed underwritten offerings using a shelf registration statement.

If we propose to file certain types of registration statements under the Securities Act with respect to an offering of equity securities (including for sale by us or at the request of the Javitt Stockholders), NRx Pharmaceuticals will be required to use its reasonable best efforts to offer the parties to the Registration Rights Agreement the opportunity to register the sale of all or part of their shares on the terms and conditions set forth in the Registration Rights Agreement (customarily known as “piggyback rights”).

All expenses of registration under the Registration Rights Agreement, including the legal fees of counsel chosen by stockholders participating in a registration, will be paid by us.

The registration rights granted in the Registration Rights Agreement are subject to customary restrictions including blackout periods and, if a registration is underwritten, any limitations on the number of shares to be included in the underwritten offering as reasonably advised by the managing underwriter or underwriters. The Registration Rights Agreement also contains customary indemnification and contribution provisions. The Registration Rights Agreement is governed by Delaware law.

Procedures with Respect to Review and Approval of Related Person Transactions

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the Nasdaq. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our general counsel will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Support Services

We license patents owned by Glytech. During 2021 and 2020, NeuroRx paid Glytech $250,000 and $272,929, respectively, for continuing research and development, technology support services and reimbursed expenses. These support services are ongoing. Glytech’s support includes both non-clinical and clinical research in support of the expansion of our intellectual property portfolio.

In addition, we pay Zachary Javitt, the son of our former Chief Executive Officer Jonathan Javitt, on an hourly basis for services related to website, IT, and marketing support under the supervision of our Chief Commercial Officer, who is responsible for assuring that the services are provided on financial terms that are at market. We paid Zachary Javitt a total of $106,500 and $85,915 during the years ended December 31, 2021 and 2020, respectively.

PT Master Services Agreement

NeuroRx entered into a Master Agreement for Information Technology Services with Pill Tracker 2015, Ltd. (“Pill Tracker”), dated April 1, 2020 (the “PT Master Services Agreement”) for services relating to the development of the inhaled use form of ZYESAMI. Zachary Javitt and Jonathan Javitt are the Chief Executive Officer and the Chairman of the board of directors, respectively, of Pill Tracker. The PT Master Services Agreement and any subsequent statements of work were negotiated and executed between Patrick Flynn and Robert Besthof of NeuroRx and Zachary Javitt.

Pursuant to the initial scope of work (“SOW”) under the PT Master Services Agreement, Pill Tracker provides support for the inhaled ZYESAMI Phase II/III clinical trials by monitoring Sp02 and HeartRate in patients in a sub-study of the AVICOVID-2 clinical trial in the U.S. to determine the physiological effects of ZYESAMI vs. a placebo. PillTracker’s responsibilities include set-up, patient monitoring, and the provision of tablets and other necessary hardware.

The total project cost of the SOW was agreed at $309,651, exclusive of any applicable value added tax. However, the final amount paid was higher and reflected agreed increases in development time, increases in hardware procurement requirements, and additional software features or change of software features in order to reflect the clinical trial protocol design. The work under this SOW has been suspended by mutual agreement pending the Company’s review of its inhaled trial.

NeuroRx and Pill Tracker entered into a second statement of work dated July 26, 2021 (the “Second SOW”) under the PT Master Services Agreement for the provision of additional support of inhaled ZYESAMI in Phase IIb/III clinical trials. The Second SOW has an agreed total project cost of $157,110.

NeuroRx and Pill Tracker entered into a Supplemental Task Order (“STO”) amending the original SOW on November 15, 2021. The additional work under the STO focuses on study preparation and custom, software interface buildout of a connected medication adherence and patient-monitoring platform to support participants of the AVICOVID-2 clinical trial of inhaled ZYESAMI® in the United States, and future studies of ZYESAMI® with compatible protocol designs. The expected cost of the STO is $399,000.

NeuroRx has the right to terminate the PT Master Service Agreement, including the initial scope of work, at any time with 30 days’ advance notice to Pill Tracker, subject to payment for work performed prior to the date of termination and any additional expenses incurred with our prior written approval.

In connection with the PT Master Services Agreement, NeuroRx paid Pill Tracker $990,634 and $271,082 during the years ended December 31, 2021 and 2020, respectively.

Director Independence

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

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. Under the Nasdaq listing requirements, a company that ceases to be a “controlled company”must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees no later than the following phase-in schedule: (i) one independent committee member at the time it ceases to be a controlled company, (ii) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (iii) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq listing requirementsprovide a 12-month phase-in period from the date a company ceases to be a “controlled company” to comply with the majority independent board requirement.

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

Our Board has determined that Sherry A. Glied, Patrick J. Flynn, Daniel Troy, Aaron Gorovitz, H.R. McMaster and Chaim Hurvitz are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services (KPMG LLP, Short Hills, NJ, PCAOB Auditor ID: 185)

KPMG LLP has served as our independent auditor since 2018. The Company incurred the following fees from KPMG LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2021 and 2020.

	For the year ended December 31
	2021	2020
Audit fees (1)	$798,600	$350,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$798,600	$350,000

(1) Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with the May 2021 merger and follow-on public offering, and additional public offerings.

(2) There were no audit-related fees billed in 2021 or 2020.

(3) There were no tax-related fees billed in 2021 or 2020.

(4) There were no other fees billed in 2021 or 2020.

Audit Committee Pre-Approval Policy and Procedures

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our audit committee is responsible for the appointment, compensation, and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee (or the chair if such approval is needed on a time urgent basis) pre-approves audit and permissible non-audit services provided by the independent registered public accounting firm. These services include audit services, audit-related services, tax services and other services.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)            List of Documents filed.

1.            The financial statements of NRx Pharmaceuticals, Inc. are filed as part of the original Form 10-K.

2.            The schedules have been omitted from the Form 10-K because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

(b)            List of Exhibits.

The following is a list of exhibits filed with this Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2022.

NRX PHARMACEUTICALS, INC.

By:	/s/ Ira Strassberg
Ira Strassberg
Chief Financial Officer (Principal Financial Officer)