Form 10-Q
period 2022-03-31
NRX Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2022

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

As of May 11, 2022, the registrant had 66,641,314 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$40,202	$27,605
Prepaid expenses and other current assets	3,382	5,109
Total current assets	43,584	32,714
Other assets	17	15
Total assets	$43,601	$32,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,311	$3,687
Accrued and other current liabilities	4,001	2,375
Accrued clinical site costs	466	469
Earnout Cash liability	2,479	4,582
Warrant liabilities	135	292
Note payable and accrued interest	520	518
Total liabilities	$11,912	$11,923
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 66,641,314 and 58,810,550 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	67	59
Additional paid-in capital	228,313	203,990
Accumulated deficit	(196,691)	(183,243)
Total stockholders’ equity	31,689	20,806
Total liabilities and stockholders' equity	$43,601	$32,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$5,483	$2,909
General and administrative	10,222	2,101
Settlement expense	—	21,366
Reimbursement of expenses from Relief Therapeutics	—	(771)
Total operating expenses	15,705	25,605
Loss from operations	(15,705)	(25,605)
Other (income) expenses:
Gain on extinguishment of debt	—	(121)
Interest expense	3	5
Change in fair value of warrant liability	(157)	—
Change in fair value of Earnout Cash liability	(2,103)	—
Total other (income) expenses	(2,257)	(116)
Net loss	$(13,448)	$(25,489)
Net loss per share:
Basic and diluted	$(0.21)	$(0.71)
Weighted average common shares outstanding:
Basic and diluted	63,667,468	35,658,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	58,810,550	$59	$203,990	$(183,243)	$20,806
Common stock and warrants issued in private placement, net of issuance costs of $2,020	7,824,727	8	22,972	—	22,980
Common stock issued for consulting services	6,037	—	17	—	17
Stock-based compensation	—	—	1,334	—	1,334
Net loss	—	—	—	(13,448)	(13,448)
Balance - March 31, 2022	66,641,314	$67	$228,313	$(196,691)	$31,689

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	42,973,462	$43	$46,366	$(90,180)	$(43,771)
Common stock issued	333,121	—	6,927	—	6,927
Proceeds from issuance of common stock for exercise of warrant	1,496,216	1	7,499	—	7,500
Reclassification of settlement liability upon issuance of warrant	—	—	60,852	—	60,852
Stock-based compensation	—	—	372	—	372
Net loss	—	—	—	(25,489)	(25,489)
Balance - March 31, 2021	44,802,799	$44	$122,016	$(115,669)	$6,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,448)	$(25,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1	—
Stock-based compensation	1,334	372
Gain on extinguishment of debt	—	(121)
Change in fair value of warrant liabilities	(157)	—
Change in fair value of earnout cash liability	(2,103)	—
Non-cash interest expense	2	5
Non-cash settlement expense	—	21,366
Changes in operating assets and liabilities:
Accounts receivable	—	831
Prepaid expenses and other assets	1,727	(50)
Accounts payable	624	1,229
Accrued expenses and other liabilities	1,640	(1,158)
Net cash used in operating activities	(10,380)	(3,015)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(3)	—
Net cash used in investing activities	(3)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of transaction costs	—	6,927
Proceeds from issuance of common stock for exercise of warrant	—	7,500
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	22,980	—
Net cash provided by financing activities	22,980	14,427

Net increase in cash	12,597	11,412
Cash at beginning of period	27,605	1,859
Cash at end of period	$40,202	$13,271
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$—	$60,852
Issuance of common stock warrants as offering costs	$726	$—
Extinguishment of Paycheck Protection Program Loan	$—	$121
Issuance of common stock for settlement of accrued liability	$17	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

The Business

On May 24, 2021 (“Effective Time”), we consummated the business combination (“Merger”) contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated December 13, 2020, by and among our company (formerly known as Big Rock Partners Acquisition Corp. (“BRPA”)), NeuroRx, Inc., a Delaware corporation (“NeuroRx”), and Big Rock Merger Corp., a Delaware corporation and wholly-owned, direct subsidiary of BRPA (“Merger Sub”), pursuant to which Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the Merger. As a result of the Merger, and upon consummation of the Merger and other transactions contemplated by the Merger Agreement, NeuroRx became a wholly-owned, direct subsidiary of BRPA. Upon the closing of the Merger, we changed our name to NRX Pharmaceuticals, Inc., with the stockholders of NeuroRx becoming stockholders of NRX Pharmaceuticals, Inc. Unless the context suggests otherwise, references to “NRx Pharmaceuticals,” “NeuroRx”, “NRXP,” “we,” or the “Company” refer to NRX Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.

The Company is a clinical-stage pharmaceutical company that develops novel therapeutics for the treatment of central nervous system disorders and the treatment and prevention of life-threatening pulmonary diseases through its wholly-owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (d-Cylcoserine/Lurasidone), for the treatment of suicidal bipolar depression, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the U.S. Food and Drug Administration (the “FDA”). NRX-101 is covered by multiple U.S. and foreign patents, including a Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx Pharmaceuticals by Glytech, LLC. The Company’s product for the treatment of acute respiratory distress in Critical COVID-19 patients, ZYESAMI®, has been awarded Fast Track designation by the FDA. ZYESAMI is included in the National Institutes of Health (“NIH”) ACTIV-3b Phase III clinical study.

2. Liquidity

As of March 31, 2022, the Company had $40.2 million in cash. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future, and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations.

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

On February 2, 2022, the Company completed a private placement and issued 7,824,727 shares of common stock and preferred investment options to purchase up to an aggregate of 7,824,727 shares of common stock. The purchase price for one share of common stock and one preferred investment option was $3.195. The preferred investment options have an exercise price of $3.07 per share. The net proceeds to the Company were approximately $23.0 million.

The Company believes that it currently has sufficient funds and, if necessary, the ability to reduce expenditures, to support operations through at least the next twelve months from the date the condensed consolidated financial statements are issued. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms or at all. This could negatively impact the Company’s business and operations and could also lead to the reduction of the Company’s operations.

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

The consolidated results of operations prior to the Reverse Recapitalization are those of NeuroRx. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the Earnout Cash liability, valuation of common and preferred stock, stock options, warrants, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. (Refer to Note 11)

Concentration of Credit Risk and Off-Balance Sheet Risk

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach (see Notes 9 and 11).

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

	Three Months Ended March 31,
	2022	2021
Stock options	2,906,948	489,255
Common stock warrants	17,521,753	1,200,307
Earnout Shares	22,209,280	—
Earnout Shares from exercised Substitute Options and Substitute Warrants	1,229,925	—

Since the closing of the Merger, of the 516,025 shares of common stock issued for the exercise of stock options, 185,472 shares of common stock are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied. There are 1,044,453 shares of common stock issued pursuant to the GEM warrants which are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the three-months ended March 31, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

4. Reverse Recapitalization

As discussed in Note 1, on May 24, 2021 (the “Closing Date”), BRPA and Merger Sub closed the Merger with NeuroRx, as a result of which NeuroRx became a wholly-owned subsidiary of BRPA. While BRPA was the legal acquirer of NeuroRx in the Merger, for accounting purposes, the Merger is treated as a Reverse Recapitalization whereby NeuroRx is deemed to be the accounting acquirer and the historical financial statements of NeuroRx became the historical financial statements of BRPA (renamed NRX Pharmaceuticals, Inc.) upon the closing of the Merger. Under this method of accounting, BRPA is treated as the “acquired” company and NeuroRx is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of NeuroRx issuing stock for the net assets of BRPA, accompanied by a recapitalization. The net assets of BRPA were stated at historical cost, with no goodwill or other intangible assets recorded.

Pursuant to the Merger Agreement, the aggregate consideration payable to stockholders of NeuroRx at the Closing Date consists of 50,000,000 shares (“Closing Consideration”) of BRPA common stock (“Common Stock”). At the effective time of the Merger (the “Effective Time”) each share of NeuroRx common stock and each share of the NeuroRx convertible preferred stock that was convertible into a share of NeuroRx common stock at a one-to-one ratio pursuant to the NeuroRx certificate of incorporation, was converted into Common Stock equal to 3.16 (the “Exchange Ratio”). Each option and warrant of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option or warrant to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share, in each case, pursuant to the terms of the Merger Agreement (the “Substitute Options” and the “Substitute Warrants,” respectively), based on an exchange ratio of 4.96:1 (the “Option Exchange Ratio”), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the original instrument.

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

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who owned NeuroRx securities immediately prior to the Effective Time have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”), of which 935,608 and 1,920,492 are subject to the terms and conditions of the Substitute Options and Substitute Warrants, if, prior to December 31, 2022, the NRX COVID-19 Drug (as defined in the Merger Agreement) receives emergency use authorization by the FDA and NeuroRx submits and the FDA files for review a new drug application for the NRX COVID-19 Drug (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100.0 million in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NRX COVID-19 Drug and the listing of the NRX COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. The Earnout Cash Milestone was recognized as a contingent liability and measured at an estimated fair value at the Closing Date and will be remeasured at estimated fair value at each period end thereafter until earned or December 31, 2022 (see Note 11). The Earnout Shares Milestone was recognized in equity. The benefit of the contingent right to receive Earnout Shares and Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately 22,209,280 shares and $88.8 million.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets:	(Unaudited)
Prepaid insurance	$2,071	$3,224
Prepaid manufacturing expenses	617	1,028
Prepaid clinical development expenses	538	512
Other prepaid expenses	156	345
Total prepaid expenses and other current assets	$3,382	$5,109

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
	(Unaudited)
Accrued and other current liabilities:
Professional services	$1,054	$743
Accrued research and development expenses	757	1,055
Accrued employee expenses	137	456
Other accrued expenses	2,053	121
Total accrued and other current liabilities	$4,001	$2,375

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Notes Payable

Relief Therapeutics Loan

On April 6, 2020, the Company entered into a loan agreement (the “Relief Therapeutics Loan”) with Relief Therapeutics Holding S.A. (“Relief Therapeutics”) in the amount of $0.5 million. The Relief Therapeutics Loan matured on April 6, 2022 and bears interest at 2% per annum payable in arrears. The Relief Therapeutics Loan was paid in full on April 6, 2022.

Paycheck Protection Program Loan

On April 28, 2020, the Company received $0.1 million in loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured PPP Loan accrued interest on the outstanding principal at the rate of 1% per annum.

The Company received full forgiveness of all outstanding principal and accrued and unpaid interest on the PPP Loan as of February 11, 2021. The forgiveness of the PPP Loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of $0.1 million and less than $0.1 million, respectively, and the Company recorded a gain on extinguishment totaling $0.1 million for the three months ended March 31, 2021.

The following table summarizes the Company's outstanding notes payable as of the respective periods (in thousands).

	March 31, 2022	December 31, 2021
	(Unaudited)
Relief Therapeutics loan	$500	500
Carrying value of note payable	500	500
Accrued interest	20	18
Note payable and accrued interest, current	$520	$518

8. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, the Company agreed to sponsor a research study at NJ Health relating to the impact of the Company’s' Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, the Company has committed to pay NJ Health approximately $0.4 million. As of March 31, 2022, the Company has paid NJ Health $0.3 million of the total committed amount.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 29, 2020, the Company and Cardinal Health signed an exclusive distribution agreement, as well as a third-party logistics agreement on October 1, 2020. Cardinal Health will manage warehousing, distribution, and invoicing for the potential sale of Aviptadil in the U.S. and Puerto Rico.

On October 9, 2020, the Company signed an agreement with PolyPeptide Group, North America for the supply of Good Manufacturing Practice Grade Active Pharmaceutical Ingredient (“API”) Aviptadil. This gives NRx Pharmaceuticals a significant reduction in the cost of procuring API. The Company has agreed to purchase a total of $5.3 million worth of product and services, of which $2.4 million has not been paid for as of March 31, 2022.

Relief Therapeutics Collaboration Agreement

On September 18, 2020, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Relief Therapeutics for the clinical development and, if approved, the sale of Aviptadil. The Collaboration Agreement provides for funding by Relief Therapeutics of certain clinical trials, formulation and manufacturing of Aviptadil, as well as establishing specified sales territories for each party and share of the profits in those territories for “Product” as defined in the Collaboration Agreement. Relief Therapeutics reimbursed the Company $10.9 million but has subsequently declined to reimburse the Company for additional costs of research and development. The Company advised Relief Therapeutics that the Company is funding those costs with other capital. On October 6, 2021, Relief Therapeutics filed a lawsuit against the Company and its former CEO claiming that the Company failed to honor its obligations under the Collaboration Agreement. Relief Therapeutics’ complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. The Company believes the lawsuit is baseless and without merit. On January 10, 2022, the Company filed a complaint in New York State Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185.0 million. The parties to the lawsuit have agreed to engage in mediation in an effort to amicably resolve the litigation. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.

Share Subscription Facility Agreement - GEM

In 2019, NeuroRx entered into a share subscription facility agreement (the “GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term. Subject to the successful listing of the shares of NeuroRx on an exchange (any nationally recognized stock exchange or exchange platform in the world on which the Company will list its shares), GEM granted NeuroRx an option to require GEM to subscribe for shares from the Company for up to an aggregate value of approximately $95.6 million. The agreement also included certain provisions which would not meet the U.S. requirements to issue registered shares. If NeuroRx were listed or completed a private transaction resulting in a change of control of the Company, NeuroRx would be required to issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the GEM Agreement. The reverse merger contemplated by the Merger Agreement did not result in a listing of NeuroRx shares or a change in control.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2020, GEM introduced NeuroRx to BRPA. To resolve uncertainties around the application of the GEM Agreement post-Merger, NeuroRx and GEM agreed in March 2021 to issue warrants to GEM and for the parties to use their good faith efforts to amend the GEM Agreement to meet U.S. requirements to issue registered shares. The warrants are not conditional upon any further events or completion of the merger.

The warrants were issued March 28, 2021, for 3,329,812 shares of NeuroRx common stock at an exercise price of $3.19 per share (the “GEM Warrants”) and the parties agreed that GEM would immediately exercise a portion of the warrants for the purchase of 1,496,216 shares (“Initial Exercised Shares”) for $7.5 million. The GEM Warrants are valid for a period of three years from the date of the consummation of the reverse merger transaction contemplated by the Merger Agreement, which was May 24, 2021.

This contingent liability at December 31, 2020, represented an obligation that resulted in the issuance of certain equity at a discounted per share price. As the amount was deemed probable and estimable at December 31, 2020, NeuroRx recorded a liability of $39.5 million to reflect the fair value of the GEM Warrants. On March 28, 2021, NeuroRx recorded additional settlement liability of $21.4 million to reflect the change in the fair value of the Company’s common stock. On March 28, 2021, NeuroRx reclassed the settlement liability to equity upon the issuance of the GEM Warrants.

On July 27, 2021, GEM exercised the remaining GEM Warrants for the purchase of 1,833,596 shares (adjusted for the Merger, discussed in Note 9) for gross proceeds to the Company of $9.2 million and the GEM Warrants were extinguished.

9. Equity

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

The Company sold 7,824,727 shares of common stock during the three months ended March 31, 2022, generating net proceeds of $23.0 million.

The Company sold 1,829,337 shares of common stock during the three months ended March 31, 2021, and received gross proceeds of $14.4 million.

Preferred Stock

Upon closing of the Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company authorized 50,000,000 shares of preferred stock with a par value $0.001. The Company has no shares of preferred stock outstanding.

Common Stock Warrants

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718 and were fully vested at the Effective Date. Further, the Substitute Warrants were determined to contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at March 31, 2022. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Warrants subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met. The Company recognized incremental compensation in the second quarter of 2021 on the modification date totaling $2.3 million which was recognized in general and administrative in the Consolidated Statement of Operations. Unamortized compensation costs related to performance-based vesting conditions of the Substitute Warrants as of the modification date was $23.8 million.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the event the Earnout Shares Milestone and Earnout Cash Milestones are met, the Company will recognize an additional deemed dividend of $24.4 million and $3.1 million, respectively, if and when such conditions are met.

Assumed Public Warrants

Prior to the Merger, the Company had 3,450,000 Public Warrants outstanding. Each Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants became exercisable at the Effective Time and expire five years after the Effective Time or earlier upon their redemption or liquidation of the Company.

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

During the three months ended March 31, 2022, no Public Warrants were exercised.

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

The Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Placement Warrants as derivative liabilities in its Unaudited Condensed Consolidated Balance Sheet as of March 31, 2022. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a gain on the change in fair value of the Placement Warrants for the three months ended March 31, 2022 of $0.2 million. Refer to Note 11 for discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic Value
	Total Warrants	Term (in years)	Exercise Price	(in thousands)
Outstanding as of December 31, 2021	9,305,790	3.62	$9.09	$4,942
Issued	8,215,963	5.50	3.11	—
Outstanding as of March 31, 2022	17,521,753	4.29	$6.29	$15

Preferred Investment Options (included in above warrants table)

On February 2, 2022, the Company completed a private placement and issued 7,824,727 shares of common stock and Preferred Investment Options to purchase up to an aggregate of 7,824,727 shares of common stock. The Preferred Investment Options have an exercise price of $3.07 per share and may be exercised any time on or after August 2, 2022.

The form of the Preferred Investment Option is a warrant. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at February 2, 2022, the date of issuance (i.e., share price of $2.94, exercise price of $3.07, term of five years beginning August 2, 2022, volatility of 82.8%, risk-free rate of 1.60%, and expected dividend rate of 0%). The grant date fair value of these Preferred Investment Options was estimated to be $15.5 million on February 2, 2022 and is reflected within additional paid-in capital as of March 31, 2022.

In addition, on February 2, 2022, the Company issued fully vested Preferred Investment Options to the placement agent with an exercise price of $3.99. As these Preferred Investment Options were issued for services provided in facilitating the private placement, the Company recorded the fair value of such Preferred Investment Options as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at February 2, 2022, the date of issuance (i.e., share price of $2.94, exercise price of $3.99, term of five years beginning August 2, 2022, volatility of 82.8%, risk-free rate of 1.60%, and expected dividend rate of 0%).

10. Stock-Based Compensation

2016 Omnibus Incentive Plan

Prior to the Merger, NeuroRx maintained its 2016 Omnibus Incentive Plan (the “2016 Plan”), under which NeuroRx granted incentive stock options, restricted stock awards, other stock-based awards, or other cash-based awards to employees, directors, and non-employee consultants. The maximum aggregate shares of common stock that were subject to awards and issuable under the 2016 Plan was 3,472,000.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Substitute Options contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at March 31, 2022. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Options subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met.

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

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of March 31, 2022, 6,049,178 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of January 1,

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2022, 676,129 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. The Substitute Options do not reduce the number of shares authorized for grant under the 2021 Plan. As of March 31, 2022, 5,154,123 shares have been awarded and 895,055 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

Option Awards

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company is a public company and has limited company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the limited company-specific historical volatility and implied volatility as well as historical volatility of a publicly traded set of peer companies. The expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Additionally, certain options granted contain terms that require all unvested options to immediately vest a) upon the approval of a New Drug Application (NDA) by the FDA for NRX-101, or b) immediately preceding a change in control of the Company, whichever occurs first.

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The following assumptions were used during the following periods:

	March 31, 2022	December 31, 2021
(Unaudited)
Exercise price	$2.61-$3.10	$6.44-$23.41
Risk-free rate of interest	1.80%-2.56%	0.69%-1.45%
Expected term (years)	5.5-6.5	5.25-6.5
Expected stock price volatility	82.8%	80.0%-85.9%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Number of	average	remaining	value
	shares	exercise price	term (years)	(in thousands)
Outstanding as of December 31, 2021	2,400,315	$6.28	7.8	$4,224
Granted	552,000	3.00	10.0	—
Forfeited	(45,367)	(14.05)	—	—
Outstanding as of March 31, 2022	2,906,948	$5.54	8.0	$1,006
Options vested and exercisable as of March 31, 2022	1,131,708	$3.09	6.2	$969

The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended March 31, 2022 was $2.27. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended March 31, 2021 was $10.00. At March 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, including

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

unrecognized compensation costs related to Substitute Options of $25.9 million, was $30.4 million, of which the Company expects to recognize $5.9 million over a weighted-average period of approximately 1.87 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended March 31,
	2022	2021
Stock-based compensation expense
General and administrative	$1,116	$344
Research and development	218	28
Total stock-based compensation expense	$1,334	$372

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2022 and the year ended December 31, 2021. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model during the three months ended March 31, 2022 and the year ended December 31, 2021. The carrying value of notes payable approximated the estimated fair values due to their recent issuances.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and Earnout Cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		March 31	December 31
Description	Level	2022	2021
		(Unaudited)
Liabilities:
Warrant liabilities (Note 10)	3	$135	$292
Earnout Cash liability (Note 4)	3	$2,479	$4,582

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liability that are categorized within Level 3 of the fair value hierarchy are as follows:

March 31, 2022
Stock price on valuation date	$2.45
Exercise price per share	$11.50
Expected life	4.15
Volatility	94.9%
Risk-free rate	2.43%
Dividend yield	0.00%
Fair value of warrants	$0.99

A reconciliation of warrant liabilities is included below (in thousands):

March 31, 2022
Balance as of December 31, 2021	$292
Gain upon re-measurement	(157)
Balance as of March 31, 2022	$135

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) if the Company files an NDA, that the FDA approves the Company’s NDA for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations.

A reconciliation of the Earnout Cash liability is included below (in thousands):

March 31, 2022
Balance as of December 31, 2021	$4,582
Gain upon re-measurement	(2,103)
Balance as of March 31, 2022	$2,479

12. Income Taxes

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2022 and 2021, respectively.

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

The Company has no open tax audits with any taxing authority as of March 31, 2022.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former Director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the three months ended March 31, 2022, the Company paid a co-founder $0.1 million for continuing technology support services and reimbursed expenses. These support services are ongoing.

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

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.4 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively. These services are ongoing.

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s Interim CEO and the Company’s Senior Director of Global Communications, who are responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.1 million during the three months ended March 31, 2022. These services are ongoing.

In addition, the Company pays PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. FDA guidance recommends such solutions. Zachary Javitt and Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NRx Pharmaceuticals paid PillTracker $0.2 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

Included in accounts payable were less than $0.1 million and $0.1 million due to the above related parties as of March 31, 2022 and December 31, 2021, respectively.

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

NRx Pharmaceuticals is a clinical stage pharmaceutical company that is developing, through its wholly-owned operating subsidiary, NeuroRx, NRX-100 and NRX-101, the first oral therapeutic for the treatment of Bipolar Depression in patients with Acute Suicidal Ideation and Behavior (ASIB) and Sub-Acute Suicidal Ideation and Behavior (“SSIB”), and ZYESAMI® (aviptadil), an intravenous and inhaled drug to treat respiratory failure in COVID-19 and potentially other respiratory disorders.

NRX-100 and NRX-101 were developed based upon 30 years of basic science and clinical expertise contributed by Dr. Daniel Javitt, MD, PhD, related to the role of the brain’s N-methyl-D-aspartate (“NMDA”) receptor in regulating human thought processes in general and in regulating depression and suicidality. The NRX-100 and NRX-101 therapy begins with a single dose of ketamine (NRX-100), a Food & Drug Administration (“FDA”) approved anesthetic, followed by approximately six weeks of daily oral NRX-101. NRX-101 is being developed as a rapid-onset and sustained treatment for bipolar depression with ASIB and SSIB. NRX-101 combines d-Cycloserine, a NMDA receptor modulator, and lurasidone, a 5-HT2a receptor antagonist.

NRX-101 has been awarded Fast Track designation, Breakthrough Therapy designation, a Biomarker Letter of Support, and a Special Protocol Agreement by the FDA. Peer-reviewed and published results from Phase II clinical studies demonstrate a significant decline and stabilization in symptoms of depression and suicidality following administration of DCS. Findings from one of these studies found that bipolar patients who were already receiving a 5-HT2a antagonist demonstrated more than a 50% reduction in symptoms of depression and a 75% reduction in suicidal ideation when ketamine and DCS were added to their treatment regimen. Side effects for patients in a P2a combination study of DCS and 5HT2a included mild sedation, headaches and hypomania. Breakthrough Therapy designation was awarded based on data from the STABIL-B study (NCT02974010) that demonstrated a statistically significant advantage of NRX-101 vs. lurasidone (the current standard of care) in maintaining remission from depression and suicidality following a single stabilizing dose of ketamine. NRx Pharmaceuticals initiated a Phase II SSIB clinical study in the second quarter of 2022 for which enrollment has begun. The Company plans to initiate a Phase III registrational ASIB study in the second half of 2022.

In March 2020, NRx Pharmaceuticals initiated development of RLF-100 (aviptadil acetate) (now reformulated as ZYESAMI by NRx Pharmaceuticals) in partnership with Relief Therapeutics Holding AG (“Relief Therapeutics”). ZYESAMI is based on 50 years of research, pioneered by Professor Sami Said, on the role of Vasoactive Intestinal Peptide/Aviptadil in preventing and treating acute lung injury by protecting the Type II cell in the lung. The rights to Professor Said’s scientific work are licensed by the Company from the Research Foundation for the State University of New York.

NRx Pharmaceuticals and Relief Therapeutics entered into a collaboration agreement on September 18, 2020 (the “Collaboration Agreement”) for the clinical development and, if approved, the sale of Aviptadil. The Collaboration Agreement provided for funding by Relief Therapeutics of certain clinical trials, formulation and manufacturing of Aviptadil, as well as established sales territories for each party and share of the profits in those territories for “Product” as defined in the Collaboration Agreement. Relief Therapeutics has reimbursed the Company approximately $10.9 million but has subsequently declined to reimburse the Company for additional costs.

On October 6, 2021, Relief Therapeutics filed a complaint in New York State Court, claiming that the Company failed to honor its obligations under the Collaboration Agreement. Relief Therapeutics’ complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. The Company believes that the claims are baseless and without merit. On January 10, 2022, the Company filed a complaint in New York State Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185.0 million. The parties to the lawsuits agreed to engage in mediation in an effort to amicably resolve the litigation. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics.

In an open-label, single center trial at Houston Methodist Hospital, ZYESAMI demonstrated a statistically significant 9-fold advantage in probability of survival and recovery from respiratory failure compared to the standard of care among patients with COVID-19 respiratory failure.

On March 29, 2021, NRx Pharmaceuticals reported top-line Phase IIb/III study results of ZYESAMI in patients with respiratory failure due to Critical COVID-19. Though it did not meet statistical significance for the pre-specified primary endpoint of “alive and free of respiratory failure” (P=.08), the study identified a two-fold statistically significant odds of survival at day 60 (P=.03), and significant advantages on secondary endpoints, for those treated with ZYESAMI compared to those treated with placebo.

On the basis of these results, the National Institute for Allergy and Infectious Diseases selected NRx Pharmaceuticals as an industry partner for participation in the ACTIV3b/TESICO trial (NCT 04843761) in which patients with Critical COVID-19 are randomized to aviptadil, remdesivir, and placebo. NRx Pharmaceuticals provides doses of aviptadil as the industry partner and the U.S. Government funds all other costs of research. As of March 2022, approximately 465 patients with Critical COVID-19 were enrolled and treated with either aviptadil or placebo. The endpoint of the trial is superiority on an ordinal scale that includes survival and recovery from respiratory failure at 90 days.  As of the February 25, 2022 the Data Safety and Monitoring Board (“DSMB”) meeting, no unexpected adverse events were identified in association with ZYESAMI and the trial was cleared to continue enrolling. To date, the DSMB has not declared futility of the aviptadil arm of the ACTIV-3b trial, although futility has been declared for all other investigational products selected in the ACTIV-3b trial studying Critical COVID-19 patients. The DSMB is scheduled to review the data again on May 25, 2022. A previously targeted DSMB meeting for end of April was moved to this new date to allow for the vast majority of enrolled patients to have reached 90 days.

NRx Pharmaceuticals applied for FDA Emergency Use Authorization (“EUA”) on May 31, 2021. In November 2021, the FDA notified us that it was unable to issue the EUA at that time due to insufficient data regarding the known and potential benefits of ZYESAMI and the known and potential risks of ZYESAMI in patients suffering from critical COVID-19 with respiratory failure. In November 2021, the FDA also declined a request for Breakthrough Therapy designation, mentioning in its reply that the request did not adequately compare the safety and efficacy of aviptadil to existing therapies in Critical COVID-19 patients, such as remdesivir. In response, in February 2022, the Company filed a new request for EUA in patients with COVID-19 respiratory failure who are at immediate risk of death despite treatment with remdesivir and other approved therapies. This new request is based on a post-hoc analysis of the approximately 70% of patients in the randomized study that were also treated with remdesivir and included safety data on approximately 750 patients treated with ZYESAMI in our clinical trials, our Expanded Access Programs, our Right To Try Program and the ACTIV-3b trial. On April 20, 2022, the Company submitted a new Breakthrough Therapy designation request focused on this narrower population of patients that are at immediate risk of death despite treatment with remdesivir. As of the date hereof, these requests are still pending.

Should an EUA be granted, this would provide NRx Pharmaceuticals with a one-year period during which ZYESAMI could be marketed for the treatment of COVID-19 in the United States in advance of the filing a new drug application (“NDA”) with the FDA for formal approval of ZYESAMI for the treatment of COVID-19. If authorized for use, we believe ZYESAMI would fill a high unmet need for COVID-19 patients who are critically ill with respiratory failure, as current options have only limited applicability in this patient segment.

Manufacturing and scalability of ZYESAMI are a major focus of the Company. Working with its manufacturing partners, the Company has the capability to produce batch sizes of 1.5kg and potentially larger of the active pharmaceutical ingredient (API) of ZYESAMI. In addition to producing ZYESAMI API at a scale suitable for commercial quantities, the Company has gained insights into how to address the chemical basis for the instability of the formulated drug product ZYESAMI in solution. The Company has now demonstrated a formulation of ZYESAMI with refrigerated stability of up to 8 months and expected multi-year frozen stability (-20°C). In January 2022, the Company filed a Composition of Matter patent application that describes this extended stability form of aviptadil. In the process, the Company has identified specific aspects of the manufacturing process that it believes are key to preserving the stability of aviptadil for stockpiling and commercial supply chain purposes.

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

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended March 31, 2022 and 2021, NRx Pharmaceuticals’ net loss was $13.4 million and $25.5 million, respectively. As of March 31, 2022, NRx Pharmaceuticals had an accumulated deficit of $196.7 million.

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

Settlement Expense

Settlement expense consists primarily of settlement expenses related to the GEM Warrant. See Note 8 “Commitments and Contingencies – Share Subscription Facility Agreement – GEM” of the notes to the Company’s unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief Therapeutics consists of reimbursable expenses as part of the Collaboration Agreement. See Note 8 “Commitments and Contingencies – Relief Therapeutics Collaboration Agreement” of the notes to the Company’s unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Results of operations for the three months ended March 31, 2022 and 2021

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Three months ended March 31,		Change
	2022	2021	Dollars

	(Unaudited)
Operating expenses:
Research and development	$5,483	$2,909	$2,574
General and administrative	10,222	2,101	$8,121
Settlement expense	—	21,366	$(21,366)
Reimbursement of expenses from Relief Therapeutics	—	(771)	$771
Total operating expenses	$15,705	$25,605	$(9,900)
Loss from operations	$(15,705)	$(25,605)	$9,900

Other (income) expenses:
Gain on extinguishment of debt	—	(121)	$121
Interest expense	3	5	$(2)
Change in fair value of warrant liability	(157)	—	$(157)
Change in fair value of Earnout Cash liability	(2,103)	—	$(2,103)
Total other (income) expenses	(2,257)	(116)	$(2,141)
Net loss	$(13,448)	$(25,489)	$12,041

Operating expenses

Research and development expenses

For the three months ended March 31, 2022, NRx Pharmaceuticals recorded $5.5 million of research and development expenses compared to $2.9 million for the three months ended March 31, 2021. The increase of $2.6 million related primarily to an increase of $2.1 million in clinical trials and development expenses related to ZYESAMI, an increase of $0.2 million in stock-based compensation expense, and an increase of $0.3 million in other regulatory and process development expenses. The $5.5 million and $2.9 million of research and development expenses for the three months ended March 31, 2022 and 2021, respectively, include $0.2 million and less than $0.1 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the three months ended March 31, 2022, NRx Pharmaceuticals recorded $10.2 million of general and administrative expenses compared to $2.1 million for the three months ended March 31, 2021. The increase of $8.1 million was primarily, related to an increase of $4.4 million in legal, professional and accounting fees, an increase of $2.2 million in insurance expense, an increase of $0.8 million in stock-based compensation expense, and an increase of $0.7 million in other general and administrative expense. The $10.2 million and $2.1 million of general and administrative expenses for the three months ended March 31, 2022 and 2021, respectively, include $1.1 million and $0.3 million, respectively, of non-cash stock-based compensation.

Reimbursement of expenses from Relief Therapeutics

For the three months ended March 31, 2022, NRx Pharmaceuticals recorded no reimbursement of expenses from Relief Therapeutics compared to $0.8 million of reimbursement of expenses from Relief Therapeutics for the three months ended March 31, 2021.

Other (income) expenses

Gain on extinguishment of debt

For the three months ended March 31, 2022, NRx Pharmaceuticals recorded no gain on extinguishment of debt compared to $0.1 million for the three months ended March 31, 2021. The decrease of $0.1 million related to the forgiveness of the PPP Loan which resulted in a gain on extinguishment for the outstanding principal and accrued and unpaid interest for the three months ended March 31, 2021.

Change in fair value of warrant liability

For the three months ended March 31, 2022, NRx Pharmaceuticals recorded a gain of $0.2 million related to the change in fair value of the warrant liability. The gain of $0.2 million related to the decrease in the fair value of the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the three months ended March 31, 2022, NRx Pharmaceuticals recorded a gain of $2.1 million related to the change in fair value of the Earnout Cash liability. The gain related to the decrease in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

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

NRx Pharmaceuticals believes that it currently has sufficient funds and, if necessary, the ability to reduce expenditures, to support operations through at least the next twelve months from the date hereof. NRx Pharmaceuticals is dependent upon obtaining necessary equity and/or debt financing to continue operating. NRx Pharmaceuticals cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms or at all. This could negatively affect the Company’s business and operations and could also lead to the reduction of the Company's operations.

Private Placement

On February 2, 2022, the Company sold 7,824,727 shares of common stock and preferred investment options to purchase up to an aggregate of 7,824,727 shares of common stock, and received net proceeds of $23.0 million.

Reverse Recapitalization Merger and Subsequent Equity Issuances

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”) if, prior to December 31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMI) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMI) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100.0 million in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMI) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. At March 31, 2022, the fair value of the Earnout Cash liability has been estimated to be $2.5 million. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $253.1 million with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). The benefit of the contingent right to receive Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Cash for common stockholders is approximately $88.8 million.

In connection with the Merger, a number of subscribers (each, a “Subscriber”) purchased from the Company an aggregate of 1,000,000 shares of Common Stock (the “PIPE”), for a purchase price of $10.00 per share and an aggregate purchase price of $10.0 million (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into prior to the Closing Date. The Company received $8.1 million in net proceeds after transaction costs from the sale of PIPE Shares.

The following table presents selected financial information and statistics for each of the periods shown below:

	March 31, 2022	December 31, 2021
	(Unaudited)
Balance Sheet Data:
Cash	$40,202	$27,605
Total assets	43,601	32,729
Earnout cash liability	2,479	4,582
Total liabilities	11,912	11,923
Total stockholders' equity (deficit)	31,689	20,806

	March 31,
	2022	2021

	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(10,380)	$(3,015)
Net cash used in investing activities	(3)	—
Net cash provided by financing activities	22,980	14,427
Net increase in cash	$12,597	$11,412

Operating activities

During the three months ended March 31, 2022, operating activities used $10.4 million of cash, primarily resulting from a net loss of $13.4 million, increased by net non-cash gains of $1.0 million, including $2.1 million of gain from the change in fair value of earn out liability and $0.2 million of gain from the changes in fair value of warrant liability, partially offset by $1.3 million of stock-based compensation expense, and an increase in net operating assets of $4.0 million.

During the three months ended March 31, 2021, operating activities used $3.0 million of cash, primarily resulting from a net loss of $25.5 million, reduced by non-cash charges of $21.6 million, including $21.4 million of non-cash settlement expense related to the GEM Warrant, $0.4 million of stock-based compensation expense, partially offset by a gain on extinguishment of debt of $0.1 million; and an increase in net operating assets of $0.9 million.

Financing activities

During the three months ended March 31, 2022, financing activities provided $23.0 million of cash resulting from the net proceeds received by the Company from the issuance of common stock and preferred investment options in a private placement.

During the three months ended March 31, 2021, financing activities provided $14.4 million of cash, primarily resulting from $6.9 million of proceeds from the issuance of shares of NeuroRx common stock and $7.5 million of the issuance of NeuroRx common stock for the exercise of the GEM Warrants.

Contractual Obligations and Commitments

See Note 8, Commitments and Contingencies, of the notes to NRx Pharmaceuticals’ unaudited condensed consolidated financial statements as of and for the three months ended months ended March 31, 2022 included elsewhere in this report for further discussion of NRx Pharmaceuticals' commitments and contingencies.

Milestone Payments

Pursuant to the legal settlement with Sarah Herzog Memorial Hospital Ezrat Nashim (“SHMH”) in September 2018, which included the license of intellectual property rights from SHMH, an ongoing royalty of 1% to 2.5% of NRX-101 gross sales is due to SHMH, together with milestone payments of $0.3 million, upon completion of phase 3 trials and commercial sale of NRX-101. The milestone payments for developmental and commercial milestones range from $0.1 million to $0.8 million. Annual maintenance fees are up to $0.2 million.

Off-Balance Sheet Arrangements

NRx Pharmaceuticals is not party to any off-balance sheet transactions. NRx Pharmaceuticals has no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Significant Judgments and Estimates

NRx Pharmaceuticals' management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires NRx Pharmaceuticals to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, NRx Pharmaceuticals evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to the Earnout Cash Liability, stock-based compensation, and the valuation of warrants. NRx Pharmaceuticals bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx Pharmaceuticals believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, as a result of the material weakness in internal control over financial reporting described below, our Interim Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As previously reported in Part II, Item 9A of our Annual Report on Form 10-K for

the year ended December 31, 2021, management identified the lack of segregation of duties in preparing and approving disclosures as a material weakness in our internal control over financial reporting as of December 31, 2021.

We are committed to continuing to improve our internal control over financial reporting. In response to the identified material weakness, our management, with the oversight of the Audit Committee, developed a remediation plan that includes implementation of a Disclosure Committee. On March 30, 2022 the Board of Directors approved the Disclosure Committee Charter. Subsequent to March 31, 2022, and prior to the date hereof, the Disclosure Committee met for the first time. We plan to evaluate the design and operating effectiveness of the Disclosure Committee, and other improvements to the internal control structure, during the remainder of 2022.

 (b) Changes in Internal Control Over Financial Reporting

Other than those changes described above, there have been no material changes in internal control over financial reporting since December 31, 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 6, 2021, Relief Therapeutics Holding AG (“Relief Therapeutics”) filed a complaint (the “Complaint”) in New York State Court (the “NYS Court”), claiming that the Company failed to honor its obligations under the collaboration agreement dated September 18, 2020 (the “Collaboration Agreement”). The Complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. The Company believes that the claims are baseless and without merit. On January 10, 2022, the Company filed a complaint in NYS Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185 million. The parties to the lawsuits agreed to engage in mediation in an effort to amicably resolve the litigation. If the mediation does not resolve the dispute, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics. There can be no assurance, however, that we will be able to successfully resolve the dispute through mediation or that, in the event the dispute continues in litigation, we will be successful in our claims or in our opposition to Relief Therapeutics’ claims.

On January 18, 2022, a federal securities class action complaint was filed against the Company, its Chief Executive Officer at the time, Jonathan Javitt, and its former Chief Financial Officer, William Fricker, by purported stockholder Cristian Dal Bosco (the “Dal Bosco Complaint”). The Dal Bosco Complaint alleges that the Company made false or misleading statements or otherwise failed to disclose that the Company’s EUA application contained insufficient data regarding the potential benefits and risks of ZYESAMI and, accordingly, the FDA was unlikely to approve it. The Company believes the Dal Bosco Complaint is baseless and without merit and intends to defend itself vigorously. There can be no assurance, however, that the Company will be successful. The Dal Bosco Complaint has led to the filing, and threatened filing, of almost verbatim class action complaints.

In addition to the matters described above, we may become involved in various legal actions incidental to our business. As of the date hereof, we are not involved in any other legal proceedings that we believe could have a material adverse effect on our financial position or results of operations, but regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, and diversion of management resources.

Item 1A. Risk Factors.

We have disclosed the risk factors that materially affect our business, financial condition or results of operations under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (the “Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, or may not be able to assess, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 (b) Use of Proceeds from Public Offering of Common Stock

On February 2, 2022, the Company completed a Private Placement and issued 7,824,727 shares of Common Stock for a purchase price of $3.195 per share and the Preferred Investment Options to purchase up to an aggregate of 7,824,727 shares of common stock for a purchase price of $3.07 per share from August 2, 2022 through August 2, 2027 (collectively, the “Additional Securities”). The aggregate gross proceeds to the Company from the Private Placement were approximately $25.0 million, before deducting placement agent fees and other offering expenses. In connection with this Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the Additional Securities. The Company’s registration statement on Form S-1 to register the Additional Securities was declared effective on April 19, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+	Executive Employment Agreement, dated March 15, 2022, between NRx Pharmaceuticals, Inc. and Ira Strassberg.

10.2

Consulting Agreement by and between NRx Pharmaceuticals, Inc. and Jonathan C. Javitt, dated as of March 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2022).

10.3

Letter Agreement by and between NeuroRx, Inc. and REBes Consulting LLC- Robert Besthof, dated as of March 9, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2022).

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to Unaudited Financial Statements

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

NRX PHARMACEUTICALS, INC.

Date: May 16, 2022	By:	/s/ Ira Strassberg
Name: Ira Strassberg
Title: Chief Financial Officer
(Principal Financial Officer)