Form 10-Q/A
period 2021-06-30
NRX Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

NRX Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this “Quarterly Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Quarterly Report”). The Original Quarterly Report should no longer be relied upon due to insufficient review procedures related to complex warrant transactions.

Background of Restatement

In connection with the preparation of our condensed consolidated financial statements as of and for the quarter ended June 30, 2022, we determined the accounting for contingent features of substitute warrants issued in connection with the May 24, 2021 Merger Agreement (the “Merger”) between Big Rock Partners Acquisition Corp. (“BRPA”) and NeuroRx, Inc. (“NeuroRx”), that resulted in NeuroRx becoming a wholly-owned subsidiary of BRPA which was subsequently renamed NRx Pharmaceuticals, Inc. as reported in our previously filed Quarterly Reports on Form 10-Q as of and for the periods ended June 30, 2021 and September 30, 2021 (collectively the “Affected Periods”) was incorrect.

The error had no impact on our cash balances or operating cash flows for the Affected Periods. The error did not have a material impact on the Company's annual consolidated financial statements included in its 2021 Form 10-K.

Certain substitute warrants were equity-classified at the time of the Merger.  Rather, they should have been recognized at fair value as a liability-classified derivative instrument as of the date of the Merger. The impact of the error on our condensed consolidated statements of operations is approximately: (i) a $15.9 million reduction in the net loss from $16.0 million to $0.1 million for the three months ended June 30, 2021 and from approximately $41.5 million to $25.6 million for the six months ended June 30, 2021, and (ii) an increase in the net loss of approximately $16.3 million from approximately $20.8 million to $37.0 million for the three months ended September 30, 2021 and approximately $0.4 million from approximately $62.3 million to $62.7 million for the nine months ended September 30, 2021. The impact of the error on the Company’s condensed consolidated statement financial position as of June 30, 2021 is an increase to warrant liabilities of approximately $22.3 million, a decrease to additional paid-in capital of approximately $38.2 million and a decrease in accumulated deficit of approximately $15.9 million. The impact of the error on the Company’s condensed consolidated statement financial position as of September 30, 2021 is an increase to warrant liabilities of approximately $0.5 million, a decrease to additional paid-in capital of approximately $0.1 million and an increase in accumulated deficit of approximately $0.4 million.

Internal Control Considerations

For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q/A.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021 (As restated)	December 31, 2020

ASSETS
Current assets:
Cash	$13,386,332	$1,858,513
Account receivable, net of allowance of $5,470,897 and $257,463 as of June 30, 2021 and December 31, 2020, respectively	—	831,390
Prepaid expenses and other current assets	5,147,650	240,352
Total current assets	18,533,982	2,930,255
Other assets	12,730	10,914
Total assets	$18,546,712	$2,941,169
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (includes $44,201 and $149,067 due to related parties)	$6,268,319	$3,153,310
Accrued and other current liabilities	1,506,337	1,728,483
Accrued clinical site costs	1,133,312	1,547,432
Earnout Cash liability	25,874,896	—
Warrant liabilities	22,845,113	—
Notes payable and accrued interest	173,694	248,861
Accrued settlement expense	—	39,486,139
Total current liabilities	57,801,671	46,164,225
Notes payable and accrued interest	512,472	547,827
Total liabilities	$58,314,143	$46,712,052
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 48,603,585 and 42,973,462 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	48,604	42,974
Additional paid-in capital	75,970,172	46,365,863
Accumulated deficit	(115,786,207)	(90,179,720)
Total stockholders’ equity (deficit)	(39,767,431)	(43,770,883)
Total liabilities and stockholders' equity	$18,546,712	$2,941,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:	(As restated)		(As restated)
Research and development	$4,659,280	$1,390,376	$7,567,984	$1,994,709
General and administrative	12,457,534	525,736	14,558,936	1,141,390
Settlement expense	—	—	21,365,641	—
Reimbursement of expenses from Relief Therapeutics	—	(2,020,931)	(771,244)	(2,020,931)
Total operating expenses	17,116,814	(104,819)	42,721,317	1,115,168
Income (loss) from operations	(17,116,814)	104,819	(42,721,317)	(1,115,168)
Other (income) expenses:
Gain on extinguishment of debt	—	—	(120,810)	—
Interest expense	5,107	2,532	10,288	38,800
Change in fair value of warrant liabilities	(17,359,009)	—	(17,359,009)	—
Change in fair value of Earnout Cash liability	354,701	—	354,701	—
Change in fair value of embedded put	—	—	—	27,160
Loss on conversion of convertible notes payable	—	—	—	306,641
Total other (income) expenses	(16,999,201)	2,532	(17,114,830)	372,601
Income (loss) before tax	(117,613)	102,287	(25,606,487)	(1,487,769)
Provision for income taxes	—	—	—	—
Net income (loss)	(117,613)	102,287	(25,606,487)	(1,487,769)
Deemed dividend	(255,822,071)	—	(255,822,071)	—
Net income (loss) attributable to common stockholders	$(255,939,684)	$102,287	$(281,428,558)	$(1,487,769)
Net earnings (loss) per share:
Basic	$—	$—	$(0.66)	$(0.04)
Diluted	$(0.41)	$—	$(1.10)	$(0.04)
Net earnings (loss) per share attributable to common stockholders:
Basic	$(6.13)	$—	$(7.27)	$(0.04)
Diluted	$(6.43)	$—	$(7.63)	$(0.04)
Weighted average common shares outstanding:
Basic	41,727,480	33,819,205	38,709,614	33,799,503
Diluted	42,494,386	36,656,420	39,140,261	33,799,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Six months ended June 30, 2021
	Series A Convertible		Series B-1A Convertible		Series B-1 Convertible		Series B-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020 (as previously reported)	1,000,000	$1,000	316,848	$317	1,050,695	$1,050	4,167	$4	11,227,676	$11,228	$46,387,649	$(90,179,720)	$(43,778,472)
Retroactive application of reverse recapitalization (Note 5)	(1,000,000)	(1,000)	(316,848)	(317)	(1,050,695)	(1,050)	(4,167)	(4)	31,745,786	31,746	(21,786)	—	7,589
Balance - December 31, 2020, effect of Merger (Note 5)	—	$—	—	$—	—	$—	—	$—	42,973,462	$42,974	$46,365,863	$(90,179,720)	$(43,770,883)
Common stock issued	—	—	—	—	—	—	—	—	333,121	333	6,926,753	—	6,927,086
Proceeds from issuance of common stock for exercise of warrant	—	—	—	—	—	—	—	—	1,496,216	1,496	7,498,522	—	7,500,018
Reclassification of settlement liability upon issuance of warrant	—	—	—	—	—	—	—	—	—	—	60,851,779	—	60,851,779
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	371,698	—	371,698
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,488,874)	(25,488,874)
Balance - March 31, 2021	—	$—	—	$—	—	$—	—	$—	44,802,799	$44,803	$122,014,615	$(115,668,594)	$6,390,824
Common stock issued	—	—	—	—	—	—	—	—	71,056	71	1,562,201	—	1,562,272
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,412,846 (As restated)	—	—	—	—	—	—	—	—	2,529,730	2,530	(64,838,774)	—	(64,836,244)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900,000	—	—	—	—	—	—	—	—	1,000,000	1,000	8,099,000	—	8,100,000
Common stock issued for advisor services	—	—	—	—	—	—	—	—	200,000	200	4,849,800	—	4,850,000
Modification of option awards pursuant to Merger	—	—	—	—	—	—	—	—	—	—	1,014,640	—	1,014,640
Modification of warrants pursuant to Merger (Note 11)	—	—	—	—	—	—	—	—	—	—	2,330,572	—	2,330,572
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	938,118	—	938,118
Net loss (As restated)	—	—	—	—	—	—	—	—	—	—	—	(117,613)	(117,613)
Balance - June 30, 2021 (As restated)	—	$—	—	$—	—	$—	—	$—	48,603,585	$48,604	$75,970,172	$(115,786,207)	$(39,767,431)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Six months ended June 30, 2020
	Series A Convertible		Series B-1A Convertible		Series B-1 Convertible		Series B-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019 (as previously reported)	1,000,000	$1,000	316,848	$317	1,050,695	$1,050	—	$—	10,686,191	$10,686	$33,538,813	$(38,402,816)	$(4,850,950)
Retroactive application of reverse recapitalization (Note 5)	(1,000,000)	(1,000)	(316,848)	(317)	(1,050,695)	(1,050)	—	—	30,563,009	30,563	(20,651)	—	7,545
Balance - December 31, 2019, effect of Merger (Note 5)	—	$—	—	$—	—	$—	—	$—	41,249,200	$41,249	$33,518,162	$(38,402,816)	$(4,843,405)
Common stock issued	—	—	—	—	—	—	—	—	50,844	51	176,974	—	177,025
Series B-2 convertible preferred stock issued	—	—	—	—	—	—	—	—	13,168	13	50,000	—	50,013
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	88,803	—	88,803
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,590,056)	(1,590,056)
Balance - March 31, 2020	—	$—	—	$—	—	$—	—	$—	41,313,212	$41,313	$33,833,939	$(39,992,872)	$(6,117,620)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	93,466	—	93,466
Net income	—	—	—	—	—	—	—	—	—	—	—	$102,287	102,287
Balance - June 30, 2020	—	$—	—	$—	—	$—	—	$—	41,313,212	$41,313	$33,927,405	$(39,890,585)	$(5,921,867)

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net Loss	$(25,606,487)	$(1,487,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	967	—
Stock-based compensation	4,655,028	182,269
Gain on extinguishment of debt	(120,810)	—
Change in fair value of warrant liabilities	(17,359,009)	—
Change in fair value of Earnout Cash liability	354,701	—
Change in fair value of embedded put	—	27,160
Amortization of debt discount	—	16,454
Non-cash interest expense	10,288	26,992
Non-cash settlement expense	21,365,641	—
Non-cash consulting expense	4,850,000	—
Loss on conversion of notes payable	—	306,641
Changes in operating assets and liabilities:
Accounts receivable	831,390	(314,222)
Prepaid expenses and other assets	(4,847,806)	(46,760)
Accounts payable	2,562,762	562,409
Accrued expenses and other liabilities	(1,104,791)	(1,446)
Net cash used in operating activities	(14,408,126)	(728,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,783)	—
Net cash used in investing activities	(2,783)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	619,842
Proceeds from issuance of series B-2 Preferred stock	—	50,004
Proceeds from issuance of common stock, net of transaction costs	8,489,082	176,990
Proceeds from issuance of common stock for exercise of warrant	7,500,018	—
Effect of Merger, net of transaction costs	11,049,628	—
Repayment of notes payable assumed in Merger	(1,100,000)	—
Net cash provided by financing activities	25,938,728	846,836
Net increase in cash	11,527,819	118,564
Cash at beginning of period	1,858,513	877,421
Cash at end of period	$13,386,332	$995,985
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$60,851,779	$—
Reclassification of legacy NeuroRx warrants to warrant liabilities	$38,220,448	$—
Extinguishment of Paycheck Protection Program Loan	$120,810	$—

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

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. (Refer to Note 13)

Accounts Receivable

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

Modification of stock options and warrants

A change in any of the terms or conditions of stock options and warrants is accounted for as a modification. For a Type 1 (probable-to-probable) modification, incremental stock-based compensation cost is measured as the excess, if any, of the fair value of the modified option over the fair value of the original option/warrant immediately before its terms are modified, measured based on the fair value of the shares and other pertinent factors at the modification date. For vested stock options and warrants to board members, we recognize incremental compensation cost in the period the modification occurs. For unvested stock options, we recognize over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date. If the fair value of the modified option is lower than the fair value of the original option immediately before modification, the minimum compensation cost we recognize is the cost of the original award. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification which may result in a reduction of additional paid-in capital, recognition of costs for services rendered, or recognized as a deemed dividend.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach and the fair value of the Substitute Warrants was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the probabilities of achieving the Earnout Cash Milestone and/or Earnout Shares Milestone at each reporting period (see Notes 11 and 13).

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

Earnings (Loss) Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share excludes, when applicable, the potential impact of stock options, common stock warrant shares, and other dilutive instruments when their effect would be anti-dilutive in the respective periods.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarized the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (As restated)	2020	2021 (As restated)	2020
Numerator:
Net income (loss) - basic	$(117,613)	$102,287	$(25,606,487)	$(1,487,769)
Effect of liability - classified warrants under the treasury stock method	(17,359,009)	—	(17,359,009)	—
Net income (loss) - diluted	$(17,476,622)	$102,287	$(42,965,496)	$(1,487,769)

Net income (loss) attributable to common stockholders - basic	$(255,939,684)	$102,287	$(281,428,558)	$(1,487,769)
Effect of liability - classified warrants under the treasury stock method	(17,359,009)	—	(17,359,009)	—
Net income (loss) attributable to common stock - diluted	$(273,298,693)	$102,287	$(298,787,567)	$(1,487,769)
Denominator:
Weighted average shares - basic	41,727,480	33,819,205	38,709,614	33,799,503
Incremental effect of liability - classified warrants under the treasury stock method	766,906	—	430,647	—
Effect of other dilutive securities	—	2,837,215	—	—
Weighted average shares - diluted	42,494,386	36,656,420	39,140,261	33,799,503

Basic earnings (loss) per share	$—	$—	$(0.66)	$(0.04)
Diluted earnings (loss) per share	$(0.41)	$—	$(1.10)	$(0.04)

Basic earnings (loss) per share attributable to common stockholders	$(6.13)	$—	$(7.27)	$(0.04)
Diluted earnings (loss) per share attributable to common stockholders	$(6.43)	$—	$(7.63)	$(0.04)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net earnings (loss) per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	2,919,493	—	2,919,493	1,166,863
Common stock warrants	6,220,562	—	6,220,562	1,670,352
Common stock issuable pursuant to UPOs (Note 11)	600,000	—	600,000	—
Common stock warrants pursuant to UPOs (Note 11)	300,000	—	300,000	—
Public Rights pursuant to UPOs (Note 11)	60,000	—	60,000	—
Earnout Shares	22,209,280	—	22,209,280	—

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4. Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated balance sheet as of June 30, 2021, and its condensed consolidated statements of operations, stockholders’ equity (deficit) for the three- and six-month periods ended June 30, 2021, and condensed consolidated statement of cash flows for the six-month period ended June 30, 2021, along with certain related notes to such restated condensed consolidated financial statements.

The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain Substitute Warrants, which was identified in connection with the preparation of our condensed consolidated financial statements as of and for the quarter ended June 30, 2022.

Based on ASC 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

The Company determined that the condensed consolidated financial statements should be restated to reflect the modification of the Substitute Warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in the statements of operations for all periods since modification on May 24, 2021.

In addition to the restatement of the condensed consolidated financial statements, the Company has also restated the following notes for the three- and six-month period ended June 30, 2021, to reflect the error corrections noted above.

    •         Note 3 – Summary of Significant Accounting Policies

    •         Note 5 - Reverse Recapitalization

 •         Note 10 - Commitment and Contingencies

    •         Note 11 - Equity

    •         Note 13 – Fair Value Measurements

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the estimated fair value of the Company’s Substitute Warrants liabilities recorded on our condensed consolidated balance sheet along with changes in fair value which are recorded as other income and expense on our condensed consolidated statement of operations.

The Company’s prior and updated accounting for the Substitute Warrants do not have any effect on the Company’s previously reported or future cash flows or cash.

The tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Condensed Consolidated Balance Sheet as of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Warrant liabilities	$515,025	$22,330,088	$22,845,113
Total current liabilities	35,471,583	22,330,088	57,801,671
Total liabilities	35,984,055	22,330,088	58,314,143
Additional paid-in capital	114,190,620	(38,220,448)	75,970,172
Accumulated deficit	(131,676,567)	15,890,360	(115,786,207)
Total stockholders' equity (deficit)	(17,437,343)	(22,330,088)	(39,767,431)

Condensed Consolidated Statement of Operations for the three months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Change in fair value of warrant liabilities	$(1,468,649)	$(15,890,360)	$(17,359,009)
Total other (income) expenses	(1,108,841)	(15,890,360)	(16,999,201)
Income (loss) before tax	(16,007,973)	15,890,360	(117,613)
Net income (loss)	(16,007,973)	15,890,360	(117,613)
Net income (loss) attributable to common stockholders	(271,830,043)	15,890,359	(255,939,684)
Net earnings (loss) per share, basic	$(0.38)	$0.38	$0.00
Net earnings (loss) per share, diluted	$(0.38)	$(0.03)	$(0.41)
Net earnings (loss) per share attributable to common stockholders, basic	$(6.51)	$0.38	$(6.13)
Net earnings (loss) per share attributable to common stockholders, diluted	$(6.51)	$0.08	$(6.43)
Weighted average shares outstanding, diluted	41,727,480	766,906	42,494,386

Condensed Consolidated Statement of Operations for the six months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Change in fair value of warrant liabilities	$(1,468,649)	$(15,890,360)	$(17,359,009)
Total other (income) expenses	(1,224,470)	(15,890,360)	(17,114,830)
Income (loss) before tax	(41,496,847)	15,890,360	(25,606,487)
Net income (loss)	(41,496,847)	15,890,360	(25,606,487)
Net income (loss) attributable to common stockholders	(297,318,917)	15,890,359	(281,428,558)
Net earnings (loss) per share, basic	$(1.07)	$0.41	$(0.66)
Net earnings (loss) per share, diluted	$(1.07)	$(0.03)	$(1.10)
Net earnings (loss) per share attributable to common stockholders, basic	$(7.68)	$0.41	$(7.27)
Net earnings (loss) per share attributable to common stockholders, diluted	$(7.68)	$0.05	$(7.63)
Weighted average shares outstanding, diluted	38,709,614	430,647	39,140,261

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,412,846	$(26,615,796)	$(38,220,448)	$(64,836,244)
Net loss for the three months ended June 30, 2021	(16,007,973)	15,890,360	(117,613)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,496,847)	$15,890,360	$(25,606,487)
Adjustments to reconcile net loss to net cash and used in operating activities:
Change in fair value of warrant liabilities	(1,468,649)	(15,890,360)	(17,359,009)
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of legacy NeuroRx warrants to warrant liabilities	—	38,220,448	38,220,448

5. Reverse Recapitalization

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

Pursuant to the Merger Agreement, the aggregate consideration payable to stockholders of NeuroRx at the Closing Date consisted of 50,000,000 shares (“Closing Consideration”) of BRPA common stock, par value $0.001 per share (“Common Stock”). At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Merger Agreement, each share of NeuroRx common stock, par value $0.001 per share, and each share of the NeuroRx convertible preferred stock that was convertible into a share of NeuroRx common stock at a one-to-one ratio pursuant to the NeuroRx certificate of incorporation, was converted into Common Stock equal to 3.16 shares (the “Exchange Ratio”).

In addition, the stockholders of NeuroRx who owned NeuroRx securities immediately prior to the Effective Time received the contingent right to receive the Earnout Shares and Earnout Cash (each as defined below). At the Effective Time, each outstanding share of NeuroRx common stock, including shares of NeuroRx common stock resulting from the conversion of outstanding shares of NeuroRx preferred stock was converted into the right to receive a pro rata portion of the contingent right to receive a pro rata portion of the Earnout Shares and Earnout Cash after consideration of the Substitute Options and Substitute Warrants (as further discussed below).

Pursuant to the terms of the Merger Agreement, NeuroRx’s stockholders who owned NeuroRx securities immediately prior to the Effective Time would have the contingent right to receive their pro rata portion of (i) an aggregate of up to 25,000,000 shares of Common Stock (“Earnout Shares”), less 935,608 and 1,920,492, respectively, which are subject to the terms and conditions of the Substitute Options and Substitute Warrants (each as defined below), if, prior to December

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. The Earnout Cash Milestone was recognized as a deemed dividend at the Closing Date and a contingent liability measured at its estimated fair value at the Closing Date and will be remeasured at fair value each period end thereafter until earned or December 31, 2022 (see Note 13). The Earnout Shares Milestone was recognized as a deemed dividend at the Closing date and was classified within equity (see Note 13). The benefit of the contingent right to receive Earnout Cash and Earnout Shares for option and warrant holders occurs through the Option Exchange Ratio (as defined below) and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately $88,837,121 and 22,209,280 shares, respectively.

Each option and warrant of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option or warrant to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share, in each case, pursuant to the terms of the Merger Agreement (the “Substitute Options” and the “Substitute Warrants,” respectively), based on an exchange ratio of 4.96:1 (the “Option Exchange Ratio”), and would continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the original instruments.

In the event that either the Earnout Shares Milestone or the Earnout Cash Milestone does not occur prior to December 31, 2022, each Substitute Option and Substitute Warrant will be automatically adjusted based on the Merger Agreement such that the number of shares of Common Stock subject to each adjusted Substitute Option or Substitute Warrant, the exercise price per share of each adjusted Substitute Option or Substitute Warrant and the aggregate intrinsic value of each adjusted Substitute Option or Substitute Warrant will equal the respective number of shares, exercise price per share and aggregate intrinsic value that would have resulted following the adjustment of the applicable underlying such option or warrant had the conversion of the legacy NeuroRx option and warrants into the Substitute Options or Substitute Warrants been applied using the Exchange Ratio (3.16:1). If neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurs, each Substitute Option and Warrant will be adjusted based on the Exchange Ratio. If any Substitute Options or Substitute Warrants are exercised prior to the earlier of (i) the date that both the Earnout Shares Milestone and Earnout Cash Milestone occur and (ii) December 31, 2022, a sufficient number of shares of Common Stock will be held in escrow pending the applicable adjustment to such Substitute Options or Substitute Warrants. Following the determination of that adjustment, NRx Pharmaceuticals will retain any shares forfeited by the option or warrant holder in connection with the adjustment and return any remaining shares to the option or warrant holder.

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

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2021:

Recapitalization (As restated)
Cash - BRPA trust and cash, net of redemptions	$4,362,474
Non-cash net working capital assumed from BRPA	(961,555)
Less: notes payable assumed from BRPA	(1,100,000)
Less: fair value of assumed Placement Warrants	(1,983,674)
Less: fair value of legacy NeuroRx Warrants	(38,220,448)
Less: fair value of Earnout Cash	(25,520,195)
Less: transaction costs and advisory fees allocated to NRXP equity	(1,412,846)
Effect of Merger, net of redemptions and transaction costs	$(64,836,244)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	552,412
Less: redemption of BRPA shares	(216)
Common stock of BRPA	552,196
BRPA Founder and private shares, net of forfeited shares of 875,216	1,260,284
Shares issued in PIPE Financing	1,000,000
Shares issued for services	200,000
Shares issued pursuant to conversion of Public and Private Rights	717,250
Merger and PIPE financing shares - common stock	3,729,730
NeuroRx shares - common stock (1)	44,873,855
Total shares of common stock immediately after Merger	48,603,585

(1)	The number of NeuroRx common stock was determined from the 14,200,586 shares of NeuroRx common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Prepaid Expenses and Other Current Assets

Accrued and other current liabilities consisted of the following at the dates indicated:

	June 30, 2021	December 31, 2020
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid insurance	$3,347,172	$49,029
Prepaid manufacturing expenses	1,407,500	—
Other prepaid expenses	341,336	164,772
Prepaid income taxes	51,642	—
Other current assets	—	$26,551
Total prepaid expenses and other current assets	$5,147,650	$240,352

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Accrued and other current liabilities:
Accrued research and development expenses	$826,442	$586,426
Accrued employee expenses	77,196	530,500
Professional services	185,170	606,553
Other accrued expenses	417,529	5,004
Total accrued and other current liabilities	$1,506,337	$1,728,483

8. Convertible Notes Payable

On February 12, 2020, a Qualified Financing Event (as defined below) occurred when the Company received cumulative investment proceeds in excess of $10,000,000 from the sale and issuance of common shares. The fair value of the Company’s common shares was $10.63 per share. The 2017 Notes (as defined below) and the 2018 Notes (as defined below) in the aggregate principal amount of $2,800,000 were converted into 1,005,458 common shares (at the discounted price of $2.78 per share), and the related unpaid and accrued interest totaling $369,660 were also converted into 132,739 common shares of the Company (at the discounted price of $2.78 per share). Additionally, the Company recognized a loss on extinguishment for the difference between the carrying value of the convertible notes, unamortized debt discount, and the value of the embedded put option and the fair value of the common shares of $0 and $306,641 during the three months ended and six months ended June 30, 2020, respectively. The Company issued the shares of common stock pursuant to this conversion on September 23, 2020.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

9. Notes Payable

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

Paycheck Protection Program Loan

On April 28, 2020, the Company received $119,842 in loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured PPP Loan accrues interest on the outstanding principal at the rate of 1% per annum, and there is a six-month deferment period until equal installment payments of $6,744 of principal and interest are due. The term of the PPP Loan is two years. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The Loan amount may be eligible for forgiveness pursuant to (1) at least 75% of the loan proceeds are used to cover payroll costs and the remainder is used for mortgage interest, rent and utility costs over the eight-week period after the loan is made, and (2) the number of employees and compensation levels are generally maintained. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. The Company used the entire PPP Loan for qualifying payroll expenses, and filed for loan forgiveness on December 30, 2020.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

10. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended June 30, 2021 and 2020 was $48,776 and $9,087, respectively, and for the six months ended June 30, 2021 and 2020 was $55,393 and $17,902, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, NRx Pharmaceuticals agreed to sponsor a research study at NJ Health relating to the impact of NRx Pharmaceuticals' Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, NRx Pharmaceuticals has committed to pay NJ Health approximately $360,450. During the three months ended and six months ended June 30, 2021, NRx Pharmaceuticals paid NJ Health $0 and $126,157, respectively, of the total committed amount.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 9, 2020, NRx Pharmaceuticals signed an agreement with Polypeptide for the supply of GMP grade Active Pharmaceutical Ingredient (API) Aviptadil (VIP). This gives NRx Pharmaceuticals a second source of procuring API. The Company has agreed to purchase a total of $1,010,000 worth of product and services over the contract.

On January 4, 2021, NRx Pharmaceuticals and Aerogen Limited (“Aerogen”) signed a supply agreement for the supply of certain products, including the Aerogen Solo Nebulizer System and Aerogen Ultra, solely for the purposes of carrying out clinical trials relating to inhalation delivery of Aviptadil for treatment of pulmonary insufficiency and respiratory distress in COVID-19 patients. Pill Tracker is an agent of NRx Pharmaceuticals per the supply agreement (see Note 15).

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

Share Subscription Facility Agreement — GEM

NeuroRx previously entered into a share subscription facility agreement (“GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term. Subject to the successful listing of the shares of NeuroRx on an Exchange (any nationally recognized stock exchange or exchange platform in the world on which the Company will list its shares), GEM grants NeuroRx an option to require GEM to subscribe for shares from the Company for up to an aggregate value of approximately $95.6 million. The agreement also included certain provisions which would not meet the U.S. requirements to issue registered shares thus preventing its usage. If NeuroRx was listed or completes a private transaction which results in a change of control of the Company, NeuroRx would issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the agreement. The reverse merger contemplated by the Merger Agreement would not have resulted in a listing of NeuroRx shares or a change in control.

In November 2020, GEM introduced NeuroRx to BRPA. To resolve uncertainties around the application of the GEM Agreement post-Merger, NeuroRx and GEM agreed in March 2021 to issue a warrant to GEM and for the parties to use their good faith efforts to amend the GEM Agreement to meet U.S. requirements to issue registered shares and thus its usage is very unlikely. The warrant is not conditional upon any further events or completion of the merger.

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

As of December 31, 2020, the Company recognized a contingent liability for its obligation to issue to GEM certain equity instruments at a discounted per share price. Specifically, as the amount was deemed probable and estimable at December 31, 2020, NeuroRx recorded a liability and settlement expense of $39,486,139 to reflect the fair value of the expected GEM Warrant to be issued. On March 28, 2021, when the GEM Warrant was issued, the Company recorded an additional charge of $21,365,641 to reflect the increased fair value of the GEM Warrant on its grant date.  Upon issuance, the GEM Warrant was equity classified and was determined to be within the scope of ASC 718, Share-Based Payments (“ASC 718”).

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

The GEM Warrants that were not exercised as of the Merger were modified and became Substitute Warrants (1,833,596 shares, adjusted for the Merger as discussed in Note 11). These Substitute Warrants were liability classified (see Note 11).   The changes in fair value of these Substitute Warrants were recognized as a gain or loss in the statement of operations until these Substitute Warrants were exercised in July 2021, at which time they were reclassified to additional paid-in capital.

11. Equity

Common Stock

Upon closing of the Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company authorized 500,000,000 shares of common stock with a par value $0.001. As discussed in Note 5, we have retroactively adjusted the shares issued and outstanding prior to May 24, 2021 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

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

On May 24, 2021, pursuant to the Merger (as described in Note 5), 2,367,543 outstanding shares of Preferred Stock were automatically converted into 7,480,836 shares of common stock pursuant to the Exchange Ratio.

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

On May 24, 2021, pursuant to the Merger (as described in Note 5), 4,167 outstanding shares of B-2 Preferred stock were automatically converted into 13,168 shares of common stock pursuant to the Exchange Ratio.

Common Stock Warrants

As discussed in Note 10, on March 28, 2021, NeuroRx issued 3,329,812 fully vested common stock warrants, exercisable at a per share price of $3.19 until they expire on March 27, 2024 to GEM. The fair value on the date of issuance was $60,851,779. Upon issuance, 1,496,216 warrants were immediately exercised generating gross proceeds of $7,500,018. As further discussed below, upon the Merger the remaining unexercised GEM Warrants were modified to become Substitute Warrants in July 2021, GEM exercised their Substitute Warrants for the purchase of 1,833,596 shares for gross proceeds of $9,186,316 and the GEM Warrant was extinguished.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of GEM Warrants was determined using the Black Scholes option-pricing model. The Company estimated its expected stock volatility based on historical volatility of publicly traded peer companies. The estimated fair value of common stock is based on sales to third parties. The following assumptions were used for the GEM Warrants upon issuance:

March 28,
2021
Strike price	$3.19
Volatility rate	80.0%
Risk-free rate	0.19%-0.28%
Expected term	3.00-5.00
Dividend yield	—

Substitute Warrants

As discussed in Note 5, in connection with the Merger, each warrant of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into the Substitute Warrants, based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant. Each Substitute Warrant will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx warrant multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Warrant will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 5, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise would be held back pending the outcome of the contingencies and only released if such are achieved. The percentage of total shares of Common Stock subject to each Substitute Warrant that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx warrant that is vested immediately prior to the Effective Time.

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

Upon the closing of the Merger, all outstanding and unexercised NeuroRx warrants became warrants to purchase an aggregate 4,909,066 shares of the Company’s common stock with an average exercise price of $2.45 per share.

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718. For the portion of the warrants subject to the base Exchange Ratio (3.16:1), the warrants were fully vested and therefore the incremental fair value of these Substitute Warrants at the date of the modification date was immediately recognized as compensation expense.   For the incremental portion of the warrants with a performance-based vesting conditions (i.e., the achievement of the Earnout Cash and/or Earnout Share Milestones), the Company

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

determined it was not probable that the Earnout Cash or Earnout Share Milestone would be met on the Effective Date and at June 30, 2021 and therefore no expense has been recognized for this portion.. The Company will reevaluate the probability of the Earnout Cash and/or Earnout Share Milestones being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met. The Company recognized incremental compensation on the modification date totaling $2,330,572 which was recognized in General and administrative in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. Unamortized compensation costs related to performance-based vesting conditions of these Substitute Warrants as of the modification date was $23,760,993.

For any remaining outstanding warrants, as the warrant holders were no longer providing services at the date of the modification, in accordance with ASC 815, the Company concluded that the provisions in the Merger Agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions precluded these Substitute Warrants from being accounted for as components of equity. As these Substitute Warrants meet the definition of a derivative as contemplated in ASC 815, the Substitute Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change. On May 24, 2021, the Company recorded a warrant liability of $53,337,336 for the Substitute Warrants, reclassified out of additional paid-in capital $38,220,448 representing the fair value of these NeuroRx warrants immediately before the modifications as a result of the Merger, and recognized a loss of $15,116,888 for the incremental fair value of these Substitute Warrants which is recorded in the Change in fair value of warrant liabilities on the Condensed Consolidated Statement of Operations.

The Company recognized a gain on the change in fair value of the Substitute Warrants for the three and six months ended June 30, 2021 and 2020 of $15,890,360 and $0, respectively. Refer to Note 13 for further discussion of fair value measurement of the warrant liabilities.

As discussed above the GEM Substitute Warrants were exercised in July 2021, and changes in the fair value of the warrant liability through the date of exercise were recognized in the statement of operations and upon exercise any remaining instruments were reclassified to additional paid-in capital.

The fair value of the original NeuroRx warrants and Substitute Warrants as of the Merger Date was determined using the Black-Scholes option-pricing model with the following assumptions for each:

	Original Warrants	Substitute Warrants
Strike price	$7.58-$15.84	$1.53-$3.19
Volatility rate	80.0%	80.0%
Risk-free rate	0.03%-0.32%	0.03%-0.32%
Expected term	0.57-3.69	0.57-3.69
Dividend yield	—	—

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Total Warrants	Term	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2020 (as previously reported)	620,055	11.08	$14.61	$22,127,594
Retroactive application of reverse recapitalization (Note 5)	2,455,415	—	(13.53)	—
Outstanding as of December 31, 2020, effect of Merger (Note 5)	3,075,470	4.34	1.09	150,955,963
Issued	3,329,812	3.00	3.19	111,082,528
Exercised	(1,496,216)		(3.19)	(49,913,766)
Outstanding as of March 31, 2021	4,909,066	3.74	$1.78	$244,574,345
Issued	3,586,250	5.00	11.50	45,724,688
Outstanding as of June 30, 2021	8,495,316	4.09	$24.78	$42,385,824

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

12. Stock-Based Compensation

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Merger, each option of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into the Substitute Options, based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Substitute Option will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx option multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Option will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 5, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise would be held back pending the outcome of the contingencies and only released if such are achieved. The percentage of total shares of Common Stock subject to each Substitute Option that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx option that is vested immediately prior to the Effective Time.

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

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of June 30, 2021, 5,373,049 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of Common Stock subject to stock options, restricted stock awards or other awards that were assumed in the Merger and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2021 Plan equal to 5,373,049 shares of Common Stock. As of June 30, 2021, 2,919,493 shares have been awarded and 2,453,556 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and six months ended June 30, 2021, respectively was $14.31 and $18.37. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and six months ended June 30, 2020, respectively was $1.25 and $1.25. At June 30, 2021, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, including unrecognized compensation costs related to Substitute Options of $25,877,473, was $33,610,165, of which the Company expects to recognize $9,117,887 over a weighted-average period of approximately 1.89 years.

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

13. Fair Value Measurements

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Description	Level	June 30, 2021 (As restated)	December 31, 2020
Liabilities:
Warrant liabilities (Note 11)	3	$22,845,113	$—
Earnout Cash liability (Note 5)	3	$25,874,896	$—

Warrant liabilities

The Company utilizes a Black-Scholes model approach to value the Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The Company uses a modified Black-Scholes model approach for the Substitute Warrants which applies a probability factor based on the probabilities of achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a Black Scholes options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and peer company volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	June 30, 2021	At Effective Time

(As restated)
Expected life	0.2-4.9	0.3-5.0
Volatility	35.7%-85.9%	39.0%-80.0%
Risk-free rate	0.02%-0.85%	0.03%-0.82%
Dividend yield	—%	—%
Fair value of warrants	$3.78-$10.09	$14.56-$22.72

A reconciliation of warrant liabilities is included below:

Fair Value (As restated)
Balance as of December 31, 2020	$—
Additions pursuant to Merger	40,204,122
Gain upon re-measurement	(17,359,009)
Balance as of June 30, 2021	$22,845,113

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Earnout Cash liability is included below:

Fair Value
Balance as of December 31, 2020	$—
Additions pursuant to Merger	25,520,195
Loss upon re-measurement	354,701
Balance as of June 30, 2021	$25,874,896

Fair Value on a Non-Recurring Basis

The fair value of the contingent Earnout Shares has been estimated using the trading price of our Common Stock at the Effective Time ($24.25), discounted based on the probability of the Earnout Shares Milestone being met as determined at the Effective Time, and thus represents a Level 3 fair value measurement as defined in ASC 820. The contingent Earnout Shares, if achieved, would be issued to legacy NeuroRx shareholders. The Earnout Shares are a fixed number of shares to be issued to such shareholders on a pro rata basis. The fair value of the contingent Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the contingent Earnout Shares was $255,822,071 with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0).

14. Income Taxes

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

15. Related Party Transactions

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

16. Subsequent Events

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

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended June 30, 2021 and 2020, NRx Pharmaceuticals, net loss was $117,613 and $102,287, respectively. For the six months ended June 30, 2021 and 2020, NRx Pharmaceuticals’ net loss was $25,606,487 and $1,487,769, respectively. As of June 30, 2021, NRx Pharmaceuticals had an accumulated deficit of $115,786,207.

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

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief consists primarily of reimbursable expenses as part of the Relief Agreement.

Results of operations for the three months ended June 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods:

	Three months ended June 30,		Change
	2021 (As restated)	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$4,659,280	$1,390,376	$3,268,904	235%
General and administrative	12,457,534	525,736	$11,931,798	2,270%
Reimbursement of expenses from Relief Therapeutics	—	(2,020,931)	$2,020,931	(100)%
Total operating expenses	17,116,814	(104,819)	$17,221,633	16,430%
Loss from operations	(17,116,814)	104,819	$(17,221,633)	(16,430)%

Other (income) expenses:
Interest expense	5,107	2,532	$2,575	100%
Change in fair value of warrant liabilities	(17,359,009)	—	$(17,359,009)	100%
Change in fair value of Earnout Cash liability	354,701	—	$354,701	100%
Total other (income) expenses	(16,999,201)	2,532	$(17,001,733)	(671,474)%
Loss before tax	(117,613)	102,287	$(219,900)	(215)%
Net loss	$(117,613)	$102,287	$(219,900)	(215)%

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

Change in fair value of warrant liabilities

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded a gain of $17,359,009 related to the change in fair value of the warrant liabilities compared to $0 for the three months ended June 30, 2020. The increase of $17,359,009 related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the three months ended June 30, 2021, NRx Pharmaceuticals recorded a loss of $354,701 related to the change in fair value of the earnout cash liability compared to $0 for the three months ended June 30, 2020. The increase of $354,701 related to the increase in the fair value of the earnout cash liability pursuant to the Merger Agreement.

Results of operations for the six months ended June 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals' selected statements of operations data for the following periods:

	Six months ended June 30,		Change
	2021 (As restated)	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$7,567,984	$1,994,709	$5,573,275	279%
General and administrative	14,558,936	1,141,390	$13,417,546	1,176%
Settlement expense	21,365,641	—	$21,365,641	100%
Reimbursement of expenses from Relief Therapeutics	(771,244)	(2,020,931)	$1,249,687	(100)%
Total operating expenses	42,721,317	1,115,168	$41,606,149	3,731%
Loss from operations	$(42,721,317)	$(1,115,168)	$(41,606,149)	(3,731)%

Other (income) expenses:
Gain on extinguishment of debt	(120,810)	—	$120,810	—%
Interest expense	10,288	38,800	$(28,512)	(73)%
Change in fair value of warrant liabilities	(17,359,009)	—	$(17,359,009)	(100)%
Change in fair value of Earnout Cash liability	354,701	—	$354,701	100%
Change in fair value of embedded put	—	27,160	$(27,160)	—%
Loss on conversion of convertible notes payable	—	306,641	$(306,641)	—%
Total other (income) expenses	(17,114,830)	372,601	$(17,487,431)	(4,693)%
Loss before tax	(25,606,487)	(1,487,769)	$(24,118,718)	(1,621)%
Net loss	$(25,606,487)	$(1,487,769)	$(24,118,718)	(1,621)%

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

Change in fair value of warrant liabilities

For the six months ended June 30, 2021, NRx Pharmaceuticals recorded a gain of $17,359,009 related to the change in fair value of the warrant liabilities compared to $0 for the six months ended June 30, 2020. The increase of $17,359,009 related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

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

Reverse Recapitalization Merger

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”) if, prior to December 31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. At June 30, 2021, the fair value of the Earnout Cash liability has been estimated to be $25,874,896. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $255,822,071 with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). The benefit of the contingent right to receive Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Cash for common stockholders is approximately $88,837,121.

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

Cash Flow Summary for the six months ended June 30, 2021 and 2020

The following table shows a summary of NRx Pharmaceuticals' cash flows for each of the periods shown below:

	Six months ended June 30,
	2021 (As restated)	2020

	(Unaudited)
Net cash used in operating activities	$(14,408,126)	$(728,272)
Net cash used in investing activities	(2,783)	—
Net cash provided by financing activities	25,938,728	846,836
Net increase (decrease) in cash	$11,527,819	$118,564

Operating activities

During the six months ended June 30, 2021, operating activities used $14,408,126 of cash, primarily resulting from a net loss of $25,606,487, reduced by non-cash charges of $8,906,806, including $21,365,641 of non-cash settlement expense related to the GEM Warrant, $4,655,028 of stock-based compensation expense, $354,701 of change in fair value of earnout cash liability, partially offset by $120,810 of gain on the extinguishment of debt, and $17,359,009 of gain from the change in fair value of warrant liabilities; and a decrease in operating assets and liabilities of $2,558,445.

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

NRx Pharmaceuticals defines its critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which NRx Pharmaceuticals applies those principles. While its significant accounting policies are more fully described in Note 3 to its financial statements, NRx Pharmaceuticals believes the following are the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments.

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

Share-based compensation

Our stock-based awards are classified as equity (stock options and warrants). We recognize related share-based compensation expense based on the grant date fair value of the awards. We estimate the fair value of all stock-based awards using the Black-Scholes-Merton valuation model which requires the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. One of these assumptions include the expected volatility of our stock price. Developing this assumption requires the use of judgment. The Company, both prior to and after the Merger, lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. We also estimate the fair value of our common stock based on third party sales of our common stock

Warrant liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach and the fair value of the Substitute Warrants was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the Earnout Cash Milestone and Earnout Shares Milestone probabilities of achievement at each reporting period.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2021. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2021.

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The material weakness was due to ineffective risk assessment related to review procedures for complex transactions. This led to a deficiency in the design and implementation of appropriate review controls for complex warrant transactions. The material weakness resulted in a restatement of its financial statements to reclassify the Company’s Substitute Warrants as described in the Explanatory Note to this Quarterly Report.

(b)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the restatement of our financial statements included in this amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan included, but is not limited to, the implementation of additional review procedures regarding the method for accounting for warrants issued in connection with an equity transaction.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 (as restated) and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2021 (as restated) and 2020; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2021 (as restated) and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (as restated) and 2020; and (v) Notes to Unaudited Financial Statements

+ Filed herewith.

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

NRX PHARMACEUTICALS, INC.

Date: August 12, 2022	By:	/s/ Seth Van Voorhees
Seth Van Voorhees
Chief Financial Officer
(Principal Financial Officer)