Form 10-Q/A
period 2021-09-30
NRX Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1719406

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

EXPLANATORY NOTE

NRX Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”). The Original Quarterly Report should no longer be relied upon due to insufficient review procedures related to complex warrant transactions.

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

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 (as restated) and December 31, 2020	4
	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2021 (as restated) and 2020	5
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2021 (as restated) and 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (as restated) and 2020	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 4.	Controls and Procedures	46

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	47
ITEM 1A.	Risk Factors	47
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM 5.	Other Information	49
ITEM 6.	Exhibits	50
SIGNATURES		51

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021 (As restated)	December 31, 2020

ASSETS
Current assets:
Cash	$38,883,569	$1,858,513
Account receivable, net of allowance of $257,463 as of December 31, 2020	—	831,390
Prepaid expenses and other current assets	6,350,889	240,352
Total current assets	45,234,458	2,930,255
Other assets	15,921	10,914
Total assets	$45,250,379	$2,941,169
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,559,412	$3,153,310
Accrued and other current liabilities	1,995,961	1,728,483
Accrued clinical site costs	1,154,042	1,547,432
Earnout Cash liability	26,283,238	—
Warrant liabilities	1,261,550	—
Notes payable and accrued interest	515,059	248,861
Accrued settlement expense	—	39,486,139
Total current liabilities	36,769,262	46,164,225
Notes payable and accrued interest	—	547,827
Total liabilities	$36,769,262	$46,712,052
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 54,810,338 and 42,973,462 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	54,810	42,974
Additional paid-in capital	161,261,845	46,365,863
Accumulated deficit	(152,835,538)	(90,179,720)
Total stockholders’ equity (deficit)	8,481,117	(43,770,883)
Total liabilities and stockholders' equity	$45,250,379	$2,941,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:	(As restated)		(As restated)
Research and development	$6,275,911	$4,331,709	$13,843,895	$6,326,416
General and administrative	13,823,240	3,753,704	28,382,177	4,895,092
Settlement expense	—	—	21,365,641	—
Reimbursement of expenses from Relief Therapeutics	—	(2,936,214)	(771,244)	(4,957,145)
Total operating expenses	20,099,151	5,149,199	62,820,469	6,264,363
Loss from operations	(20,099,151)	(5,149,199)	(62,820,469)	(6,264,363)
Other (income) expenses:
Gain on extinguishment of debt	—	—	(120,810)	—
Interest expense	5,368	12,513	15,656	51,317
Change in fair value of warrant liability	16,536,470	—	(822,539)	—
Change in fair value of Earnout Cash liability	408,342	—	763,043	—
Change in fair value of embedded put	—	—	—	27,160
Loss on conversion of convertible notes payable	—	—	—	306,641
Total other (income) expenses	16,950,180	12,513	(164,650)	385,118
Loss before tax	(37,049,331)	(5,161,712)	(62,655,819)	(6,649,481)
Provision for income taxes	—	—	—	—
Net loss	(37,049,331)	(5,161,712)	(62,655,819)	(6,649,481)
Deemed dividend	—	—	(255,822,071)	—
Net loss attributable to common stockholders	$(37,049,331)	$(5,161,712)	$(318,477,890)	$(6,649,481)
Net loss per share:
Basic and diluted	$(0.72)	$(0.15)	$(1.45)	$(0.20)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.72)	$(0.15)	$(7.36)	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	51,739,452	34,139,672	43,290,675	33,799,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A		Series B-1A		Series B-1		Series B-2
	Convertible		Convertible		Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020 (as previously reported)	1,000,000	$1,000	316,848	$317	1,050,695	$1,050	4,167	$4	11,227,676	$11,228	$46,387,649	$(90,179,720)	$(43,778,472)
Retroactive application of reverse recapitalization (Note 5)	(1,000,000)	(1,000)	(316,848)	(317)	(1,050,695)	(1,050)	(4,167)	(4)	31,745,786	31,746	(21,786)	—	7,589
Balance - December 31, 2020 effect of Merger (Note 5)	—	$—	—	$—	—	$—	—	$—	42,973,462	$42,974	$46,365,863	$(90,179,720)	$(43,770,883)
Common stock issued	—	—	—	—	—	—	—	—	333,121	333	6,926,753	—	6,927,086
Proceeds from issuance of common stock for exercise of warrant	—	—	—	—	—	—	—	—	1,496,216	1,496	7,498,522	—	7,500,018
Reclassification of settlement liability upon issuance of warrant	—	—	—	—	—	—	—	—	—	—	60,851,779	—	60,851,779
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	371,698	—	371,698
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,488,874)	(25,488,874)
Balance - March 31, 2021	—	$—	—	$—	—	$—	—	$—	44,802,799	$44,803	$122,014,615	$(115,668,594)	$6,390,824
Common stock issued	—	—	—	—	—	—	—	—	71,056	71	1,562,201	—	1,562,272
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,412,846 (As restated)	—	—	—	—	—	—	—	—	2,529,730	2,530	(64,838,774)	—	(64,836,244)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900,000	—	—	—	—	—	—	—	—	1,000,000	1,000	8,099,000	—	8,100,000
Common stock issued for advisor services	—	—	—	—	—	—	—	—	200,000	200	4,849,800	—	4,850,000
Modification of option awards pursuant to Merger	—	—	—	—	—	—	—	—	—	—	1,014,640	—	1,014,640
Modification of warrants pursuant to Merger (Note 11)	—	—	—	—	—	—	—	—	—	—	2,330,572	—	2,330,572
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	938,118	—	938,118
Net loss (As restated)	—	—	—	—	—	—	—	—	—	—	—	(117,613)	(117,613)
Balance - June 30, 2021 (As restated)	—	$—	—	$—	—	$—	—	$—	48,603,585	$48,604	$75,970,172	$(115,786,207)	$(39,767,431)
Common stock issued	—	—	—	—	—	—	—	—	511,065	511	1,134,305	—	1,134,816
Common stock and warrants issued in private placement, net of issuance costs of $3,668,737	—	—	—	—	—	—	—	—	2,727,273	2,727	27,355,496	—	27,358,223

Issuance of common stock for exercise of warrants and Unit Purchase Options (As restated)	—	—	—	—	—	—	—	—	2,334,370	2,334	47,317,170	—	47,319,504
Common stock issued for consulting services	—	—	—	—	—	—	—	—	634,045	634	7,924,877	—	7,925,511
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,559,825	—	1,559,825
Net loss (As restated)	—	—	—	—	—	—	—	—	—	—	—	(37,049,331)	(37,049,331)
Balance - September 30, 2021 (As restated)	—	$—	—	$—	—	$—	—	$—	54,810,338	$54,810	$161,261,845	$(152,835,538)	$8,481,117

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

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net Loss	$(62,655,819)	$(6,649,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,605	1,110
Stock-based compensation	6,214,853	373,018
Warrant expense	—	2,689,684
Gain on extinguishment of debt	(120,810)	—
Change in fair value of warrant liabilities	(822,539)	—
Change in fair value of Earnout Cash liability	763,043	—
Change in fair value of embedded put	—	27,160
Amortization of debt discount	—	16,475
Non-cash interest expense	15,655	35,198
Non-cash settlement expense	21,365,641	—
Non-cash consulting expense	12,775,511	—
Loss on conversion of notes payable	—	306,641
Changes in operating assets and liabilities:
Accounts receivable	831,390	(1,254,090)
Prepaid expenses and other assets	(6,051,045)	(460,586)
Accounts payable	1,853,855	1,330,175
Accrued expenses and other liabilities	(594,437)	1,726,402
Net cash used in operating activities	(26,423,097)	(1,858,294)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(6,612)	—
Net cash used in investing activities	(6,612)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	629,523
Proceeds from issuance of series B-2 Preferred stock	—	50,004
Proceeds from issuance of common stock and exercise of stock options, net of transaction costs	9,623,899	1,589,103
Proceeds from issuance of common stock for exercise of warrant	16,699,489	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	27,358,223	—
Effect of Merger, net of transaction costs	11,049,628	—
Repayment of notes payable assumed in Merger	(1,100,000)	—
Repayment of notes payable - related party	(176,474)	—
Net cash provided by financing activities	63,454,765	2,268,630

Net increase in cash	37,025,056	410,336
Cash at beginning of period	1,858,513	877,421
Cash at end of period	$38,883,569	$1,287,757
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$60,851,779	$—
Reclassification of legacy NeuroRx warrants to warrant liabilities	$38,220,448	$—
Reclassification of warrant liabilities to additional paid-in capital upon exercise of warrant	$38,120,032	$—
Extinguishment of Paycheck Protection Program Loan	$120,810	$—
Issuance of common stock warrants as offering costs	$1,026,957	$30,536
Conversion of notes payable into common stock	$—	$3,655,461

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

The Company is a clinical-stage pharmaceutical company that develops novel therapeutics for the treatment of central nervous system disorders and both the treatment and prevention of life-threatening pulmonary diseases through its wholly-owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (d-Cyloserine/Lurasidone), for the treatment of suicidal bipolar depression, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the US Food and Drug Administration (FDA). NRX-101 is covered by multiple US and foreign patents, including a recently-issued Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx by Glytech, Inc. On September 18, 2020, the Company entered into a collaboration agreement with Relief Therapeutics Holding AG (“Relief”) for the clinical development and, if approved, the sale of Aviptadil. The collaboration agreement provides for funding by Relief of certain clinical trials, formulation and manufacturing of Aviptadil as well as establishing specified sales territories for each party and share of the profits in those territories. Relief has reimbursed the Company $10.9 million for expenses but has subsequently declined to reimburse the Company for additional costs of the IV clinical trial, formulation and manufacture of Aviptadil (reformulated as ZYESAMI®). Relief has additionally declined to fund the costs of the inhaled ZYESAMI clinical trial. The Company advised Relief that the Company is funding those costs with other capital. See Note 10 “Commitments and Contingencies” for additional Information regarding the Company and Relief. In July 2021 the Company was granted exclusive worldwide development rights to an investigational COVID-19 vaccine called BriLife™ pursuant to a Memorandum of Understanding with the Government of Israel, Ministry of Defense.  The Company is commencing a registration trial of the BriLife vaccine in the nations of Georgia, Ukraine, Israel, and additional countries. The Company expects to enter into a long-term royalty-bearing licensing agreement for the commercialization of the vaccine.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share excludes, when applicable, the potential impact of stock options, common stock warrant shares, and other dilutive instruments when the effect would be anti-dilutive in the periods.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4. Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated balance sheet as of September 30, 2021, and its condensed consolidated statements of operations, stockholders’ equity (deficit) for the three- and nine-month periods ended September 30, 2021, and condensed consolidated statement of cash flows for the nine month period ended September 30, 2021, along with certain related notes to such restated condensed consolidated financial statements.

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

In addition to the restatement of the condensed consolidated financial statements, the Company has also restated the following notes for the three- and nine-month period ended September 30, 2021, to reflect the error corrections noted above.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Condensed Consolidated Balance Sheet as of September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Warrant liabilities	$775,263	$486,287	$1,261,550
Total current liabilities	36,282,975	486,287	36,769,262
Total liabilities	36,282,975	486,287	36,769,262
Additional paid-in capital	161,362,260	(100,415)	161,261,845
Accumulated deficit	(152,449,666)	(385,872)	(152,835,538)
Total stockholders' equity (deficit)	8,967,404	(486,287)	8,481,117

Condensed Consolidated Statement of Operations for the three months ended September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Change in fair value of warrant liabilities	$260,238	$16,276,232	$16,536,470
Total other (income) expenses	673,948	16,276,232	16,950,180
Loss before tax	(20,773,099)	(16,276,232)	(37,049,331)
Net loss	(20,773,099)	(16,276,232)	(37,049,331)
Net loss attributable to common stockholders	(20,773,099)	(16,276,232)	(37,049,331)
Net loss per share, basic and diluted	$(0.40)	(0.32)	(0.72)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	(0.32)	(0.72)

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Change in fair value of warrant liabilities	$(1,208,412)	$385,873	$(822,539)
Total other (income) expenses	(550,523)	385,873	(164,650)
Loss before tax	(62,269,946)	(385,873)	(62,655,819)
Net loss	(62,269,946)	(385,873)	(62,655,819)
Net loss attributable to common stockholders	(318,092,017)	(385,873)	(318,477,890)
Net loss per share, basic and diluted	$(1.44)	(0.01)	(1.45)
Net loss per share attributable to common stockholders, basic and diluted	$(7.35)	(0.01)	(7.36)

Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,412,846	$(26,615,796)	$(38,220,448)	$(64,836,244)
Issuance of common stock for exercise of warrants and Unit Purchase Options	9,199,471	38,120,033	47,319,504
Net loss for the three months ended September 30, 2021	(20,773,099)	(16,276,232)	(37,049,331)

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(62,269,946)	$(385,873)	$(62,655,819)
Adjustments to reconcile net loss to net cash and used in operating activities:
Change in fair value of warrant liabilities	(1,208,412)	385,873	(822,539)

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of legacy NeuroRx warrants to warrant liabilities	-	38,220,448	38,220,448
Reclassification of warrant liability upon exercise of warrant	-	38,120,032	38,120,032

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

In addition, the stockholders of NeuroRx who owned NeuroRx securities immediately prior to the Effective Time received the contingent right to receive the Earnout Shares and Earnout Cash (each as defined below). At the Effective Time, each outstanding share of NeuroRx common stock, including shares of NeuroRx common stock resulting from the conversion of outstanding shares of NeuroRx preferred stock was converted into the right to receive a pro rata portion of the the contingent right to receive a pro rata portion of the Earnout Shares and Earnout Cash (after consideration of the Substitute Options and Substitute Warrants (as further discussed below).

Pursuant to the terms of the Merger Agreement, NeuroRx’s stockholders who owned NeuroRx securities immediately prior to the Effective Time would have the contingent right to receive their pro rata portion of (i) an aggregate of up to 25,000,000 shares of Common Stock (“Earnout Shares”), less 935,608 and 1,920,492, respectively, which are subject to the terms and conditions of the Substitute Options and Substitute Warrants (each as defined below), if, prior to December 31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100,000,000 in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMITM) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. The Earnout Cash Milestone was recognized as a deemed dividend at the Closing Date and a contingent liability measured at its estimated fair value at the Closing Date and will be remeasured at fair value each period end thereafter until earned or December 31, 2022 (see Note 13). The Earnout Shares Milestone was recognized as a deemed dividend at the Closing date and was classified within equity (see Note 13). The benefit of the contingent right to receive Earnout Cash and Earnout Shares for option and warrant holders occurs through the Option Exchange Ratio (as defined below) and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately $88,837,121 and 22,209,280 shares, respectively.

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

6. Prepaid Expenses and Other Current Assets

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

The proceeds received upon issuing the 2017 Notes and the 2018 Notes were first allocated to the fair value of the embedded put with the remainder to the debt host instrument. The Company recognized a loss of $0 and $0 during the three months ended September 30, 2021 and 2020, respectively, and $0 and $27,160 during the nine months ended September 30, 2021 and 2020, respectively, due to the estimated increase in fair value of the embedded put.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The discount is amortized to interest expense over the term of the debt. The Company amortized debt discount of $0 to interest expense during the three months ended September 30, 2021 and 2020, and $0 and $16,475 during the nine months ended September 30, 2021 and 2020, respectively. The Company paid no interest during the three months ended and nine months ended September 30, 2021 and 2020.

9. Notes Payable

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 4, 2021, the Company and Aerogen Limited (“Aerogen”) signed a supply agreement for the supply of certain products, including the Aerogen Solo Nebulizer System and Aerogen Ultra, solely for the purposes of carrying out clinical trials relating to inhalation delivery of Aviptadil for treatment of pulmonary insufficiency and respiratory distress in COVID-19 patients. Pill Tracker Ltd. (PillTracker) is an agent of the Company per the supply agreement (see Note 15) and is managing the supply agreement at the Company’s request.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718.  For the portion of the warrants subject to the base Exchange Ratio (3.16:1), the warrants were fully vested and therefore the incremental fair value of these Substitute Warrants at the date of the modification date was immediately recognized as compensation expense. For the incremental portion of the warrants with performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone) the Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at September 30, 2021 and therefore no expense has been recognized for this portion. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met. The Company recognized incremental compensation on the modification date totaling $2,330,572 which was recognized in General and administrative in the Unaudited Condensed Consolidated Statements of Operations for nine months ended September 30, 2021. Unamortized compensation costs related to performance-based vesting conditions of these Substitute Warrants as of the modification date was $23,760,993.

For any remaining outstanding warrants, as the warrant holders were no longer providing services at the date of the modification, in accordance with ASC 815, the Company concluded that the provisions in the Merger Agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions precluded these the Substitute Warrants from being accounted for as components of equity. As the Substitute Warrants meet the definition of a derivative as contemplated in ASC 815, the Substitute Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change. On May 24, 2021, the Company recorded a warrant liability of $53,337,336 for the Substitute Warrants, reclassified out of additional paid-in capital $38,220,448 representing fair value of these NeuroRx warrants, immediately before the modifications as a result of the Merger, and recognized a loss of $15,116,888 for the incremental fair value of these Substitute Warrants which is recorded in the Change in fair value of warrant liabilities on the Condensed Consolidated Statement of Operations.

The Company recognized a loss on the change in fair value of the Substitute Warrants for the three months ended September 30, 2021 and 2020 of $16,276,232 and $0, respectively. The Company recognized a loss on the change in fair value of the Substitute Warrants for the nine months ended September 30, 2021 and 2020 of $385,873 and $0, respectively. Refer to Note 13 for discussion of fair value measurement of the warrant liabilities.

As discussed above the GEM Substitute Warrants were exercised in July 2021, and changes in fair value of the warrant liability through the date of exercise were recognized in the statement of operations and upon exercise any remaining instruments were reclassified to additional paid-in capital and includes associated escrow shares for the contingent earnouts.

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

August 2021 Private Placement

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Transaction costs incurred related to the Private Placement include the following: (i) placement fees of $2,250,000 (ii) issuance of Preferred Investment Options to the placement agent to purchase up to an aggregate of 136,364 shares with an exercise price of $13.75 per share and a three-year term with a fair value of $1,026,957, and (iii) legal, professional and printing fees of $391,781.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Description	Level	September 30, 2021 (As restated)	December 31, 2020
Liabilities:
Warrant liabilities (Note 11)	3	$1,261,550	$—
Earnout Cash liability (Note 5)	3	$26,283,238	$—

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

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	September 30, 2021	At Effective Time

(As restated)
Expected life	1.77 - 4.65	0.3 - 5.0
Volatility	82.5% - 85.9%	39.0% - 80.0%
Risk-free rate	0.15% - 0.32%	0.03% - 0.82%
Dividend yield	—%	—%
Fair value of warrants	$4.26 - $7.40	$14.56 - $22.72

A reconciliation of warrant liabilities is included below:

Fair Value (As restated)
Balance as of December 31, 2020	$—
Additions pursuant to Merger	40,204,122
Gain upon re-measurement	(17,359,009)
Balance as of June 30, 2021	22,845,113
Loss upon re-measurement	16,536,469
Reclassification to additional paid-in capital upon exercise	(38,120,032)
Balance as of September 30, 2021	$1,261,550

Earnout Cash liability

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market, including the probability of achievement, and thus represents a Level 3 fair value measurement as defined in ASC 820. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions

All related party transactions are governed by and implemented in accordance with the Company’s Related Person Transactions Policy which relates to the review, approval, ratification and disclosure of transactions or arrangements between the Company and its directors, executive officers and other related persons, All Related Person Transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval.

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

16. Subsequent Events

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

On June 1, 2021, NRx Pharmaceuticals reported phase IIb/III study results of ZYESAMI in patients with respiratory failure due to critical COVID-19. The study failed to meet its primary endpoint of being alive and free of respiratory failure at day 60 without controlling for ventilation status or site of care (i.e. tertiary care hospital vs. community hospital), but did demonstrate a statistically significant increase in the likelihood that patients treated with ZYESAMI would be alive and free of respiratory failure at 60 days, compared to those treated with placebo when controlling for ventilation status and site of care. The clinical study did demonstrate a 2-fold, statistically-significant increased odds of surviving COVID-19 respiratory failure across all patients and sites of care when controlling for baseline severity of COVID-19 in each patient. This survival endpoint was a declared secondary endpoint of the clinical trial.

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

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended September 30, 2021 and 2020, NRx Pharmaceuticals’ net loss was $37,049,331 and $5,161,712, respectively. For the nine months ended September 30, 2021 and 2020, NRx Pharmaceuticals’ net loss was $62,655,819 and $6,649,481, respectively. As of September 30, 2021, NRx Pharmaceuticals had an accumulated deficit of $152,835,538.

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

Settlement Expense

Settlement expense consists primarily of settlement expenses related to the GEM Warrant. See Note 10 “Commitments and Contingencies – Share Subscription Facility Agreement – GEM” of the notes to the Company’s unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief consists primarily of reimbursable expenses as part of the Relief Agreement.

Results of operations for the three months ended September 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods:

	Three months ended September 30,		Change
	2021 (As restated)	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$6,275,911	$4,331,709	$1,944,202	45%
General and administrative	13,823,240	3,753,704	$10,069,536	268%
Reimbursement of expenses from Relief Therapeutics	—	(2,936,214)	$2,936,214	(100)%
Total operating expenses	20,099,151	5,149,199	$14,949,952	290%
Loss from operations	(20,099,151)	(5,149,199)	$(14,949,952)	(290)%

Other (income) expenses:
Interest expense	5,368	12,513	$(7,145)	(57)%
Change in fair value of warrant liabilities	16,536,470	—	$16,536,470	100%
Change in fair value of Earnout Cash liability	408,342	—	$408,342	100%
Total other (income) expenses	16,950,180	12,513	$16,937,667	135,361%
Loss before tax	(37,049,331)	(5,161,712)	$(31,887,619)	(618)%
Net loss	$(37,049,331)	$(5,161,712)	$(31,887,619)	(618)%

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

Change in fair value of warrant liabilities

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded a loss of $16,536,470 related to the change in fair value of the warrant liabilities compared to $0 for the three months ended September 30, 2020. The decrease of $16,536,470 related to the increase in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the three months ended September 30, 2021, NRx Pharmaceuticals recorded a loss of $408,342 related to the change in fair value of the Earnout Cash liability compared to $0 for the three months ended September 30, 2020. The loss related to the increase in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

Results of operations for the nine months ended September 30, 2021 and 2020

The following table sets forth NRx Pharmaceuticals' selected statements of operations data for the following periods:

	Nine months ended September 30,		Change
	2021 (As restated)	2020	Dollars	Percentage

	(Unaudited)
Operating expenses:
Research and development	$13,843,895	$6,326,416	$7,517,479	119%
General and administrative	28,382,177	4,895,092	$23,487,085	480%
Settlement expense	21,365,641	—	$21,365,641	100%
Reimbursement of expenses from Relief Therapeutics	(771,244)	(4,957,145)	$4,185,901	(84)%
Total operating expenses	62,820,469	6,264,363	$56,556,106	903%
Loss from operations	$(62,820,469)	$(6,264,363)	$(56,556,106)	(903)%

Other (income) expenses:
Gain on extinguishment of debt	(120,810)	—	$(120,810)	-%
Interest expense	15,656	51,317	$(35,661)	(69)%
Change in fair value of warrant liabilities	(822,539)	—	$(822,539)	(100)%
Change in fair value of Earnout Cash liability	763,043	—	$763,043	100%
Change in fair value of embedded put	—	27,160	$(27,160)	-%
Loss on conversion of convertible notes payable	—	306,641	$(306,641)	-%
Total other (income) expenses	(164,650)	385,118	$(549,768)	(143)%
Loss before tax	(62,655,819)	(6,649,481)	$(56,006,338)	(842)%
Net loss	$(62,655,819)	$(6,649,481)	$(56,006,338)	(842)%

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

Change in fair value of warrant liabilities

For the nine months ended September 30, 2021, NRx Pharmaceuticals recorded a gain of $822,539 related to the change in fair value of the warrant liabilities compared to $0 for the nine months ended September 30, 2020. The increase of $822,539 related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

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

Cash Flow Summary for the nine months ended September 30, 2021 and 2020

The following table shows a summary of NRx Pharmaceuticals' cash flows for each of the periods shown below:

	Nine months ended September 30,
	2021 (As restated)	2020

	(Unaudited)
Net cash used in operating activities	$(26,423,097)	$(1,858,294)
Net cash used in investing activities	(6,612)	—
Net cash provided by financing activities	63,454,765	2,268,630
Net increase (decrease) in cash	$37,025,056	$410,336

Operating activities

During the nine months ended September 30, 2021, operating activities used $26,423,097 of cash, primarily resulting from a net loss of $62,655,819, reduced by non-cash charges of $40,192,959, including $21,365,641 of non-cash settlement expense related to the GEM Warrant, $12,775,511 of non-cash consulting fees paid in common stock, $6,214,853 of stock-based compensation expense and $763,043 change in fair value of earn out liability, partially offset by $822,539 of gain from the change in fair value of warrant liabilities, $120,810 of gain on the extinguishment of debt; and a decrease in operating assets and liabilities of $3,960,237.

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

Contractual Obligations and Commitments

See Note 10, Commitments and Contingencies, of the notes to NRx Pharmaceuticals’ unaudited condensed consolidated financial statements as of and for the three months ended and nine months ended September 30, 2021 included elsewhere in this report for further discussion of NRx Pharmaceuticals' commitments and contingencies.

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

Item 4. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2021. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2021.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 (as restated) and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2021 (as restated) and 2020; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2021 (as restated) and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (as restated) and 2020; and (v) Notes to Unaudited Financial Statements

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
(Principal Financial Officer)