Form 10-Q
period 2022-06-30
NRX Pharmaceuticals, Inc.
filed 2022-08-15
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2022

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

As of August 12, 2022, the registrant had 67,641,314 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,548	$27,605
Prepaid expenses and other current assets	7,866	5,109
Total current assets	32,414	32,714
Other assets	19	15
Total assets	$32,433	$32,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,078	$3,687
Accrued and other current liabilities	3,326	2,375
Accrued clinical site costs	658	469
Earnout Cash liability	—	4,582
Warrant liabilities	19	292
Note payable and accrued interest	—	518
Total liabilities	$7,081	$11,923

Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 66,641,314 and 58,810,550 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	67	59
Additional paid-in capital	228,958	203,990
Accumulated deficit	(203,673)	(183,243)
Total stockholders’ equity	25,352	20,806
Total liabilities and stockholders' equity	$32,433	$32,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,958	$4,659	$8,441	$7,568
General and administrative	6,642	12,458	16,864	14,558
Settlement expense	—	—	—	21,366
Reimbursement of expenses from Relief Therapeutics	—	—	—	(771)
Total operating expenses	9,600	17,117	25,305	42,721
Loss from operations	(9,600)	(17,117)	(25,305)	(42,721)
Other (income) expenses:
Gain on extinguishment of debt	—	—	—	(121)
Interest income	(23)	—	(23)	—
Interest expense	—	5	3	10
Change in fair value of warrant liabilities	(116)	(17,359)	(273)	(17,359)
Change in fair value of Earnout Cash liability	(2,479)	355	(4,582)	355
Total other (income) expenses	(2,618)	(16,999)	(4,875)	(17,115)
Net loss	(6,982)	(118)	(20,430)	(25,606)
Deemed dividend	—	(255,822)	—	(255,822)
Net loss attributable to common stockholders	$(6,982)	$(255,940)	$(20,430)	$(281,428)
Net loss per share:
Basic	$(0.11)	$—	$(0.32)	$(0.66)
Diluted	$(0.11)	$(0.41)	$(0.32)	$(1.10)
Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(6.13)	$(0.32)	$(7.27)
Diluted	$(0.11)	$(6.43)	$(0.32)	$(7.63)
Weighted average common shares outstanding:
Basic	65,732,343	41,727,480	64,348,966	38,709,614
Diluted	65,732,343	42,494,386	64,348,966	39,140,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	58,810,550	$59	$203,990	$(183,243)	$20,806
Common stock and warrants issued in private placement, net of issuance costs of $2,020	7,824,727	8	22,972	—	22,980
Common stock issued for consulting services	6,037	—	17	—	17
Stock-based compensation	—	—	1,334	—	1,334
Net loss	—	—	—	(13,448)	(13,448)
Balance - March 31, 2022	66,641,314	$67	$228,313	$(196,691)	$31,689
Additional issuance costs in connection with Private Placement	—	—	(342)	—	(342)
Stock-based compensation	—	—	987	—	987
Net loss	—	—	—	(6,982)	(6,982)
Balance - June 30, 2022	66,641,314	$67	$228,958	$(203,673)	$25,352

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	42,973,462	$43	$46,366	$(90,180)	$(43,771)
Common stock issued	333,121	—	6,927	—	6,927
Proceeds from issuance of common stock for exercise of warrant	1,496,216	1	7,499	—	7,500
Reclassification of settlement liability upon issuance of warrant	—	—	60,852	—	60,852
Stock-based compensation	—	—	372	—	372
Net loss	—	—	—	(25,489)	(25,489)
Balance - March 31, 2021	44,802,799	$44	$122,016	$(115,669)	$6,391
Common stock issued	71,056	—	1,562	—	1,562
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,413	2,529,730	4	(64,840)	—	(64,836)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900	1,000,000	1	8,099	—	8,100
Common stock issued for advisor services	200,000	—	4,850	—	4,850
Modification of option awards pursuant to Merger	—	—	1,014	—	1,014
Modification of warrants pursuant to Merger	—	—	2,331	—	2,331
Stock-based compensation	—	—	938	—	938
Net loss	—	—	—	(117)	(117)
Balance - June 30, 2021	48,603,585	$49	$75,970	$(115,786)	$(39,767)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,430)	$(25,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	1
Stock-based compensation	2,321	4,655
Gain on extinguishment of debt	—	(121)
Change in fair value of warrant liabilities	(273)	(17,359)
Change in fair value of earnout cash liability	(4,582)	355
Non-cash interest expense	—	10
Non-cash settlement expense	—	21,366
Non-cash consulting expense	—	4,850
Changes in operating assets and liabilities:
Account receivable	—	831
Prepaid expenses and other assets	(2,757)	(4,849)
Accounts payable	(609)	2,563
Accrued expenses and other liabilities	1,157	(1,105)
Net cash used in operating activities	(25,171)	(14,409)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(6)	(3)
Net cash used in investing activities	(6)	(3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of transaction costs	—	8,489
Proceeds from issuance of common stock for exercise of warrant	—	7,500
Effect of Merger, net of transaction costs	—	11,050
Repayment of note payable	(518)	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	22,638	—
Repayment of notes payable assumed in Merger	—	(1,100)
Net cash provided by financing activities	22,120	25,939

Net increase in cash and cash equivalents	(3,057)	11,527
Cash and cash equivalents at beginning of period	27,605	1,859
Cash and cash equivalents at end of period	$24,548	$13,386
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$—	$60,852
Reclassification of legacy NeuroRx warrants to warrant liabilities	$—	$38,220
Issuance of common stock warrants as offering costs	$726	$—
Extinguishment of Paycheck Protection Program Loan	$—	$121
Issuance of common stock for settlement of accrued liability	$17	$—

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

The Company is a clinical-stage pharmaceutical company which applies innovative science to known molecules to develop life-saving medicines through its wholly-owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (D-cylcoserine/Lurasidone), for the treatment of bipolar depression in patients with suicidality, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the U.S. Food and Drug Administration (the “FDA”). NRX-101 is covered by multiple U.S. and foreign patents, including a Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx Pharmaceuticals by Glytech, LLC. The Company is re-evaluating its respiratory franchise after a National Institute of Health (NIH) Phase III study of the Company’s product for the treatment of acute respiratory distress in Critical COVID-19 patients, ZYESAMI, was stopped due to futility.

2. Liquidity

As of June 30, 2022, the Company had $24.5 million in cash. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future, and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations.

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

On February 2, 2022, the Company completed a private placement and issued 7,824,727 shares of common stock and preferred investment options to purchase up to an aggregate of 7,824,727 shares of common stock. The purchase price for one share of common stock and one preferred investment option was $3.195. The preferred investment options have an exercise price of $3.07 per share. The net proceeds to the Company were approximately $22.6 million.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents, including balances held in the Company’s money market accounts. The Company maintains its cash and cash equivalents with financial institutions, in which balances from time to time may exceed the U.S. federally insured limits. The objectives of the Company’s cash management policy are to safeguard and preserve funds to maintain liquidity sufficient to meet the Company’s cash flow requirements, and to attain a market rate of return.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach and the fair value of the Substitute Warrants was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the probabilities of achieving Earnout Cash Milestone and/or Earnout Shares Milestone at each reporting period (see Notes 9 and 11).

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and diluted loss per share for the current year periods was the same.  The following table summarizes the basic and diluted loss per share calculations for dilution for the three and six months ended June 30, 2021 (in thousands, except share and per share amounts):

	June 30, 2021
	Three Months Ended	Six Months Ended
Numerator:
Net income (loss) - basic	$(118)	$(25,606)
Effect of liability - classified warrants under the treasury stock method	(17,359)	(17,359)
Net income (loss) - diluted	$(17,477)	$(42,965)

Net income (loss) attributable to common stockholders - basic	$(255,940)	$(281,429)
Effect of liability - classified warrants under the treasury stock method	(17,359)	(17,359)
Net income (loss) attributable to common stock - diluted	$(273,299)	$(298,788)
Denominator:
Weighted average shares - basic	41,727,480	38,709,614
Incremental effect of liability - classified warrants under the treasury stock method	766,906	430,647
Effect of other dilutive securities	—	—
Weighted average shares - diluted	42,494,386	39,140,261

Basic earnings (loss) per share	$—	$(0.66)
Diluted earnings (loss) per share	$(0.41)	$(1.10)

Basic earnings (loss) per share attributable to common stockholders	$(6.13)	$(7.27)
Diluted earnings (loss) per share attributable to common stockholders	$(6.43)	$(7.63)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	2,706,115	2,919,493	2,706,115	2,919,493
Common stock warrants	17,521,753	6,220,562	17,521,753	6,220,562
Common stock issuable pursuant to UPOs	—	600,000	—	600,000
Common stock warrants pursuant to UPOs	—	300,000	—	300,000
Public Rights pursuant to UPOs	—	60,000	—	60,000
Earnout Shares	22,209,280	22,209,280	22,209,280	22,209,280
Earnout Shares from exercised Substitute Options and Substitute Warrants	1,229,925	—	1,229,925	—

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the six-months ended June 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

Pursuant to the Merger Agreement, the aggregate consideration payable to stockholders of NeuroRx at the Closing Date consisted of 50,000,000 shares (“Closing Consideration”) of BRPA common stock (“Common Stock”). At the effective time of the Merger (the “Effective Time”) each share of NeuroRx common stock and each share of the NeuroRx convertible preferred stock that was convertible into a share of NeuroRx common stock at a one-to-one ratio pursuant to the NeuroRx certificate of incorporation, was converted into Common Stock equal to 3.16 shares (the “Exchange Ratio”).

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

Pursuant to the terms of the Merger Agreement, NeuroRx’s stockholders who owned NeuroRx securities immediately prior to the Effective Time would have the contingent right to receive their pro rata portion of (i) an aggregate of up to 25,000,000 shares of Common Stock (“Earnout Shares”), less 935,608 and 1,920,492, respectively, which are subject to the terms and conditions of the Substitute Options and Substitute Warrants (each as defined below), if, prior to December 31, 2022, the NRX COVID-19 Drug (as defined in the Merger Agreement) receives emergency use authorization by the FDA and NeuroRx submits and the FDA files for review a new drug application for the NRX COVID-19 Drug (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100.0 million in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NRX COVID-19 Drug and the listing of the NRX COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. The Earnout Cash Milestone was recognized as a deemed dividend at the Closing Date and a contingent liability measured at its estimated fair value at the Closing Date and will be remeasured at fair value each period end thereafter until earned or December 31, 2022 (see Note 11). The Earnout Shares Milestone was recognized as a deemed dividend at the Closing date and was classified within equity (see Note 11). The benefit of the contingent right to receive Earnout Cash and Earnout Shares for option and warrant holders occurs through the Option Exchange Ratio (as defined below) and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately 22,209,280 shares and $88.8 million, respectively.

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

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 (in thousands):

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,363
Cash - PIPE financing, net of transaction costs	8,100
Less: transaction costs and advisory fees allocated to NRXP equity	(1,413)
Effect of Merger, net of redemptions and transaction costs	$11,050

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2021 (in thousands):

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,363
Non-cash net working capital assumed from BRPA	(962)
Less: notes payable assumed from BRPA	(1,100)
Less: fair value of assumed Placement Warrants	(1,984)
Less: fair value of legacy NeuroRx Warrants	(38,220)
Less: fair value of Earnout Cash	(25,520)
Less: transaction costs and advisory fees allocated to NRXP equity	(1,413)
Effect of Merger, net of redemptions and transaction costs	$(64,836)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	552,412
Less: redemption of BRPA shares	(216)
Common stock of BRPA	552,196
BRPA Founder and private shares, net of forfeited shares of 875,216	1,260,284
Shares issued in PIPE Financing	1,000,000
Shares issued for services	200,000
Shares issued pursuant to conversion of Public and Private Rights	717,250
Merger and PIPE financing shares - common stock	3,729,730
NeuroRx shares - common stock (1)	44,873,855
Total shares of common stock immediately after Merger	48,603,585

(1)	The number of NeuroRx common stock was determined from the 14,200,586 shares of NeuroRx common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid insurance	$6,523	$3,224
Receivable due from manufacturer	554	—
Other prepaid expenses	434	345
Prepaid legal expenses	255	—
Prepaid clinical development expenses	100	512
Prepaid manufacturing expenses	—	1,028
Total prepaid expenses and other current assets	$7,866	$5,109

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)
Accrued and other current liabilities:
Accrued research and development expenses	$300	$1,055
Accrued employee expenses	288	456
Professional services	180	743
Other accrued expenses	2,558	121
Total accrued and other current liabilities	$3,326	$2,375

7. Notes Payable

Relief Therapeutics Loan

On April 6, 2020, the Company entered into a loan agreement (the “Relief Therapeutics Loan”) with Relief Therapeutics Holding S.A. (“Relief Therapeutics”) in the amount of $0.5 million. The Relief Therapeutics Loan matured on April 6, 2022 and was bearing interest at 2% per annum payable in arrears. The Relief Therapeutics Loan principal and accrued interest were paid in full on April 6, 2022 in the amount of $0.5 million and less than $0.1 million, respectively.

8. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended June 30, 2022 and 2021 was less than $0.1 million and less than $0.1 million, respectively, and for the six months ended June 30, 2022 and 2021 was less than $0.1 million and $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, the Company agreed to sponsor a research study at NJ Health relating to the impact of the Company’s' Aviptadil on propagation

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, the Company has committed to pay NJ Health approximately $0.4 million upon finalization of the work. As of June 30, 2022, the Company has paid NJ Health $0.3 million of the total committed amount.

Relief Therapeutics Collaboration Agreement

On September 18, 2020, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Relief Therapeutics for the clinical development and, if approved, the sale of Aviptadil. The Collaboration Agreement provides for funding by Relief Therapeutics of certain clinical trials, formulation and manufacturing of Aviptadil, as well as establishing specified sales territories for each party and share of the profits in those territories for “Product” as defined in the Collaboration Agreement. Relief Therapeutics reimbursed the Company $10.9 million but has subsequently declined to reimburse the Company for additional costs of research and development. The Company advised Relief Therapeutics that the Company is funding those costs with other capital. On October 6, 2021, Relief Therapeutics filed a lawsuit against the Company and its former CEO claiming that the Company failed to honor its obligations under the Collaboration Agreement. Relief Therapeutics’ complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. The Company believes the lawsuit is baseless and without merit. On January 10, 2022, the Company filed a complaint in New York State Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185.0 million. Efforts to resolve the litigation through mediation have not been successful, but the parties continue to seek a mutually acceptable resolution to the claims. If such a resolution cannot be found, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.

Share Subscription Facility Agreement — GEM

NeuroRx previously entered into a share subscription facility agreement (“GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term which expires in October 2022. Subject to the successful listing of the shares of NeuroRx on an Exchange (any nationally recognized stock exchange or exchange platform in the world on which the Company will list its shares), GEM grants NeuroRx an option to require GEM to subscribe for shares from the Company for up to an aggregate value of approximately $95.6 million. The agreement also included certain provisions which would not meet the U.S. requirements to issue registered shares thus preventing its usage. If NeuroRx was listed or completes a private transaction which results in a change of control of the Company, NeuroRx would issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the agreement. The reverse merger contemplated by the Merger Agreement would not have resulted in a listing of NeuroRx shares or a change in control.

In November 2020, GEM introduced NeuroRx to BRPA. To resolve uncertainties around the application of the GEM Agreement post-Merger, NeuroRx and GEM agreed in March 2021 to issue a warrant to GEM and for the parties to use their good faith efforts to amend the GEM Agreement to meet U.S. requirements to issue registered shares. The warrant was not conditional upon any further events or completion of the merger.

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

The GEM Warrants that were not exercised as of the Merger were modified and became Substitute Warrants (1,833,596 shares, adjusted for the Merger as discussed in Note 11). These Substitute Warrants were liability classified (see Note 9).   The changes in fair value of these Substitute Warrants were recognized as a gain or loss in the statement of operations until these Substitute Warrants were exercised in July 2021, at which time they were reclassified to additional paid-in capital.

On August 12, 2022, the Company received a demand for arbitration (the “Demand”) from GEM.  The Demand claims that the Company’s subsidiary, NeuroRx, failed to satisfy its obligation to pay GEM a commitment fee in the amount of HK$15,000,000 (approximately US$1,914,087 at current exchange rates) pursuant to the GEM Agreement.  NeuroRx expects to vigorously defend its position that payment of the commitment fee is neither due nor owing under the terms of the Agreement.

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

The Company sold 65,526 shares of common stock during the three months ended June 30, 2021, and received gross proceeds of $1.4 million.

The Company sold 7,824,727 and 1,894,863 shares of common stock during the six months ended June 30, 2022 and 2021, respectively, and received gross proceeds of $23.0 million and $16.0 million, respectively.

Preferred Stock

Upon closing of the Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company authorized 50,000,000 shares of preferred stock with a par value $0.001. The Company has no shares of preferred stock outstanding.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

Substitute Warrants

As discussed in Note 4, in connection with the Merger, each warrant of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into the Substitute Warrants, based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant. Each Substitute Warrant will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx warrant multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Warrant will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 4, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise would be held back pending the outcome of the contingencies and only released if such are achieved. The percentage of total shares of Common Stock subject to each Substitute Warrant that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx warrant that is vested immediately prior to the Effective Time.

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

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718. For the portion of the warrants subject to the base Exchange Ratio (3.16:1), the warrants were fully vested and therefore the incremental fair value of these Substitute Warrants at the date of the modification date was immediately recognized as compensation expense. For the incremental portion of the warrants with a performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone), the Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at June 30, 2022 and therefore no expense has been recognized for this portion. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Warrants subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met. The Company recognized incremental compensation in the second quarter of 2021 on the modification date totaling $2.3 million which was recognized in general and administrative in the Unaudited Condensed Consolidated Statement of Operations. Unamortized compensation costs related to performance-based vesting conditions of these Substitute Warrants as of the modification date was $23.8 million.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For any remaining outstanding warrants, as the warrant holders were no longer providing services at the date of the modification, in accordance with ASC 815, the Company concluded that the provisions in the Merger Agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions precluded these Substitute Warrants from being accounted for as components of equity. As these Substitute Warrants meet the definition of a derivative as contemplated in ASC 815, the Substitute Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change. On May 24, 2021, the Company recorded a warrant liability of $53.3 million for the Substitute Warrants, reclassified out of additional-paid in capital $38.2 million representing the fair value of these NeuroRx warrants immediately before the modification as a result of the Merger, and recognized a loss of $15.1 million for the incremental fair value of these Substitute Warrants which is recorded in the Change in fair value of warrant liabilities on the Condensed Consolidated Statement of Operations.

The Company recognized a gain on the change in fair value of the Substitute Warrants for the three and six months ended June 30, 2022 and $0.1 million and $0.2 million, respectively. The Company recognized a gain on the change in fair value of the Substitute Warrants for the three and six months ended June 30, 2021 of $15.9 million. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the three and six months ended June 30, 2022, no Public Warrants were exercised.

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

The Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Placement Warrants as derivative liabilities in its Unaudited Condensed Consolidated Balance Sheet as of June 30, 2022. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company recognized a gain on the change in fair value of the Placement Warrants for the three months ended June 30, 2022 and 2021 of $0.1 million and $1.5 million, respectively. The Company recognized a gain on the change in fair value of the Placement Warrants for the six months ended June 30, 2022 and 2021 of $0.1 million and $1.5 million, respectively. Refer to Note 11 for discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic Value
	Total Warrants	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2021	9,305,790	3.92	$9.09	$4,942
Issued	8,215,963	5.50	3.11	—
Outstanding as of June 30, 2022	17,521,753	4.04	$6.29	$—

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The form of the Preferred Investment Option is a warrant. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at February 2, 2022, the date of issuance (i.e., share price of $2.94, exercise price of $3.07, term of five years beginning August 2, 2022, volatility of 82.8%, risk-free rate of 1.60%, and expected dividend rate of 0%). The grant date fair value of these Preferred Investment Options was estimated to be $15.5 million on February 2, 2022 and is reflected within additional paid-in capital as of June 30, 2022.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Substitute Options contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at June 30, 2022. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Options subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met.

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

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of June 30, 2022, 6,049,178 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of January 1, 2022, 676,129 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. The Substitute Options do not reduce the number of shares authorized for grant under the 2021 Plan. As of June 30, 2022, 4,953,290 shares have been awarded and 1,095,888 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The following assumptions were used during the following periods:

	June 30, 2022	December 31, 2021
(Unaudited)
Exercise price	$0.51-$3.10	$6.44-$23.41
Risk-free rate of interest	1.80%-3.61%	0.69%-1.45%
Expected term (years)	5.5-6.5	5.25-6.5
Expected stock price volatility	94.9%-104.1%	80.0%-85.9%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Number of	average	remaining	value
	shares	exercise price	term (years)	(in thousands)
Outstanding as of December 31, 2021	2,400,315	$6.28	7.8	$4,224
Granted	552,000	3.00	10.0	—
Forfeited	(45,367)	(14.05)	(9.1)	—
Outstanding as of March 31, 2022	2,906,948	$5.54	8.0	$1,006
Granted	350,000	0.52	10.0	—
Forfeited	(550,833)	(3.76)	—	—
Outstanding as of June 30, 2022	2,706,115	$5.20	7.7	$174
Options vested and exercisable as of June 30, 2022	1,361,446	$4.83	6.4	$145

The weighted average grant date fair value per share for employee stock and non-employee option grants during the three and six months ended June 30, 2022, was $1.55 and $0.16, respectively. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and six months ended June 30, 2021, was $14.31 and $18.37, respectively. At June 30, 2022, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, including unrecognized compensation costs related to Substitute Options of $25.9 million, was $28.5 million, of which the Company expects to recognize $4.0 million over a weighted-average period of approximately 1.8 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense
General and administrative	$768	$4,095	$1,884	$4,439
Research and development	219	188	437	216
Total stock-based compensation expense	$987	$4,283	$2,321	$4,655

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2022 and the year ended December 31, 2021. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model during the six months ended June 30, 2022 and the year ended December 31, 2021. The carrying value of notes payable approximated the estimated fair values due to their recent issuances.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and Earnout Cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		June 30	December 31
Description	Level	2022	2021
		(Unaudited)
Assets:
Money Market Account	1	$23,500	$—

Liabilities:
Warrant liabilities (Note 10)	3	$19	$292
Earnout Cash liability (Note 4)	3	$—	$4,582

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

June 30, 2022
Stock price on valuation date	$0.60
Exercise price per share	$11.50
Expected life	3.90
Volatility	104.1%
Risk-free rate	3.00%
Dividend yield	0.00%
Fair value of warrants	$0.13

A reconciliation of warrant liabilities is included below (in thousands):

Fair Value
Balance as of December 31, 2021	$292
Gain upon re-measurement	(157)
Balance as of March 31, 2022	$135
Gain upon re-measurement	(116)
Balance as of June 30, 2022	$19

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) if the Company files an NDA, that the FDA approves the Company’s NDA for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations. Because (i) ZYESAMI NIH Phase III trial was stopped due to futility, and (ii) NRX-101 Phase III trial has not yet started, management estimated the probability as of June 30, 2022 of achieving the required milestones for payment of the Earnout Cash to be de minimis and therefore, the June 30, 2022 Earnout Cash liability was reduced to zero.

A reconciliation of the Earnout Cash liability is included below (in thousands):

June 30, 2022
Balance as of December 31, 2021	$4,582
Gain upon re-measurement	(2,103)
Balance as of March 31, 2022	$2,479
Gain upon re-measurement	(2,479)
Balance as of June 30, 2022	$—

12. Income Taxes

The Company recorded no provision or benefit for income tax expense for the three and six months ended June 30, 2022 and 2021, respectively.

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

The Company has no open tax audits with any taxing authority as of June 30, 2022.

13. Related Party Transactions

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the three months ended June 30, 2022 and 2021 the Company paid a co-founder $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2022 and 2021, $0.1 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to NRx Pharmaceuticals. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that NRx Pharmaceuticals considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. The Company had the right to acquire the Excluded Technology for no additional consideration if certain conditions were satisfied prior to August 6, 2022, but the conditions were not satisfied and the Company is currently in discussions with Glytech to extend its right to acquire the Excluded Technology.

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.1 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively. These services are ongoing.

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO and the Company’s Senior Director of Global Communications, who are responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.1 million and less than $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and less than $0.1 million during the six months ended June 30, 2022 and 2021, respectively. These services are ongoing.

In addition, the Company paid PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. Zachary Javitt and Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy. The Master Service Agreement dated April 1, 2020 (“MSA”), and all work orders thereunder, have been suspended by mutual agreement pending the Company’s re-evaluation of its respiratory franchise. NRx Pharmaceuticals paid PillTracker $0.0 million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.

Included in accounts payable were less than $0.1 million and $0.1 million due to the above related parties as of June 30, 2022 and December 31, 2021, respectively.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Events

Appointment of Stephen Willard as Chief Executive Officer and Director

On July 12, 2022, the Board of Directors of the Company (the “Board”) appointed Stephen Willard, 61, to serve as the Chief Executive Officer of the Company with immediate effect.  At the same time, the Board appointed Mr. Willard as a Class III director to fill the vacancy created by the resignation of H.R. McMaster in May 2022. Pursuant to the terms of the employment agreement, Mr. Willard was granted an award of 1,000,000 restricted shares of the Company (“Restricted Stock”) pursuant to a separate Restricted Stock Award Agreement (the “RSA”). The Restricted Stock will vest in approximately equal installments over three (3) years from the Effective Date, subject generally to Mr. Willard’s continued service through the applicable vesting date.

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

NRX-101 has been awarded Fast Track designation, Breakthrough Therapy designation, a Biomarker Letter of Support, and a Special Protocol Agreement by the FDA. Peer-reviewed and published results from Phase II clinical studies demonstrate a significant decline and stabilization in symptoms of depression and suicidality following administration of DCS in combination with antidepressants. Findings from one of these studies found that bipolar patients who were already receiving a 5-HT2a antagonist demonstrated more than a 50% reduction in symptoms of depression and a 75% reduction in suicidal ideation when ketamine and DCS were added to their treatment regimen. Side effects for patients in a Phase 2a combination study of DCS and 5HT2a included mild sedation, headaches and hypomania. Breakthrough Therapy designation was awarded based on data from the STABIL-B study (NCT02974010) that demonstrated a statistically significant advantage of NRX-101 vs. lurasidone (the active ingredient used in the market leading branded bipolar depression agent) in maintaining remission from depression and suicidality following a single stabilizing dose of ketamine. NRx Pharmaceuticals initiated a Phase II clinical study of Bipolar Depression with Subacute Suicidal Ideation and Behavior (SSIB) in the second quarter of 2022 for which enrollment has begun. The Company plans to initiate a registrational study for Bipolar Depression in patients with ASIB in the latter part of 2022.

In March 2020, NRx Pharmaceuticals initiated development of RLF-100 (aviptadil acetate) (now reformulated as ZYESAMI by NRx Pharmaceuticals) in partnership with Relief Therapeutics Holding AG.  ZYESAMI is based on 50 years of research, pioneered by Professor Sami Said, on the role of Vasoactive Intestinal Peptide/Aviptadil in preventing and treating acute lung injury.  Development work on ZYESAMI has been suspended following a decision by the National Institute of Health (NIH) in May 2022 to stop its ACTIV-3b Critical Care Study evaluating ZYESAMI due to futility.  The Company is re-evaluating its respiratory franchise but has no plans to invest further resources in ZYESAMI.

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended June 30, 2022 and 2021, NRx Pharmaceuticals’ net loss was $7.0 million and $0.1 million, respectively. For the six months ended June

30, 2022 and 2021, NRx Pharmaceuticals’ net loss was $20.4 million and $25.6 million, respectively. As of June 30, 2022, NRx Pharmaceuticals had an accumulated deficit of $203.7 million.

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

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief Therapeutics consisted of reimbursable expenses as part of the Collaboration Agreement. See Note 8 “Commitments and Contingencies – Relief Therapeutics Collaboration Agreement” of the notes to the Company’s unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Results of operations for the three months ended June 30, 2022 and 2021

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Three months ended June 30,		Change
	2022	2021	Dollars

	(Unaudited)
Operating expenses:
Research and development	$2,958	$4,659	$(1,701)
General and administrative	6,642	12,458	(5,816)
Total operating expenses	9,600	17,117	(7,517)
Loss from operations	$(9,600)	$(17,117)	$7,517

Other (income) expenses:
Interest income	$(23)	$—	$(23)
Interest expense	—	5	(5)
Change in fair value of warrant liabilities	(116)	(17,359)	17,243
Change in fair value of Earnout Cash liability	(2,479)	355	(2,834)
Total other (income) expenses	(2,618)	(16,999)	14,381
Net loss	$(6,982)	$(118)	$(6,864)

Operating expenses

Research and development expenses

For the three months ended June 30, 2022, NRx Pharmaceuticals recorded $3.0 million of research and development expenses compared to $4.7 million for the three months ended June 30, 2021. The decrease of $1.7 million related primarily to a decrease of $2.1 million in clinical trials and development expenses related to ZYESAMI, partially offset by an increase of less than $0.4 million in other regulatory and process development expenses related principally to ZYESAMI. The $3.0 million and $4.7 million of research and development expenses for the three months ended June 30, 2022 and 2021, respectively, include $0.2 million and less than $0.2 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the three months ended June 30, 2022, NRx Pharmaceuticals recorded $6.6 million of general and administrative expenses compared to $12.5 million for the three months ended June 30, 2021. The decrease of $5.8 million was primarily, related to a decrease of $3.3 million in stock-based compensation expense and a decrease of $4.4 million of consultant fees, partially offset by an increase of $1.4 million in insurance expense and $0.2 million in other general and administrative expense. The $6.6 million and $12.5 million of general and administrative expenses for the three months ended June 30, 2022 and 2021, respectively, include $1.7 million and $4.1 million, respectively, of non-cash stock-based compensation.

Other (income) expenses

Interest income

For the three months ended June 30, 2022, NRx Pharmaceuticals recorded less than $0.1 million of interest income. The increase of less than $0.1 million related primarily to the earned interest income on the money market account.

Change in fair value of warrant liabilities

For the three months ended June 30, 2022, NRx Pharmaceuticals recorded a gain of $0.1 million related to the change in fair value of the warrant liabilities compared to a gain of $17.4 million for the three months ended June 30, 2021. The decrease of $17.3 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the three months ended June 30, 2022, NRx Pharmaceuticals recorded a gain of $2.5 million related to the change in fair value of the Earnout Cash liability compared to a loss of $0.4 million for the three months ended June 30, 2021. The decrease of $2.8 million is related to the decrease in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

Results of operations for the six months ended June 30, 2022 and 2021

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Six months ended June 30,		Change
	2022	2021	Dollars

	(Unaudited)
Operating expenses:
Research and development	$8,441	$7,568	$873
General and administrative	16,864	14,558	2,306
Settlement expense	—	21,366	(21,366)
Reimbursement of expenses from Relief Therapeutics	—	(771)	771
Total operating expenses	25,305	42,721	(17,416)
Loss from operations	$(25,305)	$(42,721)	$17,416

Other (income) expenses:
Gain on extinguishment of debt	$—	$(121)	$121
Interest income	(23)	—	(23)
Interest expense	3	10	(7)
Change in fair value of warrant liabilities	(273)	(17,359)	17,086
Change in fair value of Earnout Cash liability	(4,582)	355	(4,937)
Total other (income) expenses	(4,875)	(17,115)	12,240
Net loss	$(20,430)	$(25,606)	$5,176

Operating expenses

Research and development expenses

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded $8.4 million of research and development expenses compared to $7.6 million for the six months ended June 30, 2021. The increase of $0.9 million related primarily to an increase of $0.7 million in other regulatory and process development expenses, and an increase of $0.2 million in stock-based compensation expense, and an increase of less than $0.1 million in clinical trials and development expenses related to ZYESAMI. The $8.4 million and $7.6 million of research and development expenses for the six months ended June 30, 2022 and 2021, respectively, include $0.4 million and $0.2 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded $16.9 million of general and administrative expenses compared to $14.6 million for the six months ended June 30, 2021. The increase of $2.3 million was primarily, related to an increase of $4.1 million in legal, professional and accounting fees, an increase of $3.7 million in insurance expense, an increase in $0.7 million in other general and administrative expenses, an increase of $0.3 million for employee expenses, partially offset by a decrease of $3.9 million of consultant fees and a decrease of $2.6 million in stock-based compensation expense. The $16.9 million and $14.6 million of general and administrative expenses for the six months ended June 30, 2022 and 2021, respectively, include $1.9 million and $4.4 million, respectively, of non-cash stock-based compensation.

Settlement expense

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded no settlement expense compared to $21.4 million of settlement expense for the six months ended June 30, 2021 related to the GEM Warrant reflecting the incremental value through the date of issuance.

Reimbursement of expenses from Relief Therapeutics

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded no reimbursement of expenses from Relief Therapeutics compared to $0.8 million of reimbursement of expenses from Relief Therapeutics for the six months ended June 30, 2021.

Other (income) expenses

Gain on extinguishment of debt

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded no gain on extinguishment of debt compared to $0.1 million for the six months ended June 30, 2021. The decrease of $0.1 million related to the forgiveness of the PPP Loan which resulted in a gain on extinguishment for the outstanding principal and accrued and unpaid interest for the six months ended June 30, 2021.

Interest income

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded less than $0.1 million of interest income. The increase of less than $0.1 million related primarily to the earned interest income on the money market account.

Change in fair value of warrant liabilities

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded a gain of $0.3 million related to the change in fair value of the warrant liabilities compared to a gain of $17.4 million for the six months ended June 30, 2021. The decrease of $17.1 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the six months ended June 30, 2022, NRx Pharmaceuticals recorded a gain of $4.6 million related to the change in fair value of the Earnout Cash liability compared to a loss of $0.4 million for the six months ended June 30, 2021. The decrease of $4.6 million is related to the decrease in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

Liquidity and Capital Resources

NRx Pharmaceuticals has generated no revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Until such time as NRx Pharmaceuticals is able to establish a revenue stream from the sale of its therapeutic products, NRx Pharmaceuticals is dependent upon obtaining necessary equity and/or debt financing to continue operations. NRx Pharmaceuticals cannot make any assurances that sales of NRX-101 will commence in the near term or that additional financings will be available to it and, if available, on acceptable terms or at all. This could negatively impact NRx Pharmaceuticals' business and operations and could also lead to the reduction of NRx Pharmaceuticals' operations.

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

The form of the Preferred Investment Option is a warrant. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at February 2, 2022, the date of issuance (i.e., share price of $2.94, exercise price of $3.07, term of five years beginning August 2, 2022, volatility of 82.8%, risk-free rate of 1.60%, and expected dividend rate of 0%). The grant date fair value of these Preferred Investment Options was estimated to be $15.5 million on February 2, 2022 and is reflected within additional paid-in capital as of June 30, 2022.

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

Reverse Recapitalization Merger and Subsequent Equity Issuances

Pursuant to the terms of the Merger Agreement, NeuroRx’s securityholders (including option holders and warrant holders) who own NeuroRx securities immediately prior to the Effective Time will have the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”) if, prior to December 31, 2022, the NeuroRx COVID-19 Drug (i.e., ZYESAMI) receives emergency use authorization by the Food and Drug Administration (“FDA”) and NeuroRx submits and the FDA files for review a new drug application for the NeuroRx COVID-19 Drug (i.e., ZYESAMI) (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100.0 million in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NeuroRx COVID-19 Drug (i.e., ZYESAMI) and the listing of the NeuroRx COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). If the Earnout Shares Milestone is achieved, the Earnout Shares will be issued within five (5) Business Days after the occurrence of the Earnout Shares Milestone. If the Earnout Cash Milestone is achieved, the Merger Agreement does not require the Earnout Cash to be delivered to NeuroRx securityholders within any specified period of time, and the board of directors of NRx Pharmaceuticals will use its good faith judgment to determine the date to pay the Earnout Cash. At June 30, 2022, the fair value of the Earnout Cash liability has been estimated to be $0 million. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $255.8 million with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $0). The benefit of the contingent right to receive Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio and therefore the amount of Earnout Cash for common stockholders is approximately $0 million.

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

The following table presents selected financial information and statistics for each of the periods shown below:

	June 30, 2022	December 31, 2021
	(Unaudited)
Balance Sheet Data:
Cash	$24,548	$27,605
Total assets	32,433	32,729
Earnout cash liability	—	4,582
Total liabilities	7,081	11,923
Total stockholders' equity (deficit)	25,352	20,806

	June 30,
	2022	2021

	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(25,171)	$(14,409)
Net cash used in investing activities	(6)	(3)
Net cash provided by financing activities	22,120	25,939
Net (decrease) increase in cash	$(3,057)	$11,527

Operating activities

During the six months ended June 30, 2022, operating activities used $25.2 million of cash, primarily resulting from a net loss of $20.4 million, increased by net non-cash gains of $2.5 million, including $4.6 million of gain from the change in fair value of earn out liability and $0.3 million of gain from the change in fair value of warrant liabilities, partially offset by $2.3 million of stock-based compensation expense, and an increase in net operating assets of $2.2 million.

During the six months ended June 30, 2021, operating activities used $14.4 million of cash, primarily resulting from a net loss of $25.6 million, reduced by non-cash charges of $13.8 million, including $21.4 million of non-cash settlement expense related to the GEM Warrant, $4.7 million of stock-based compensation expense, $0.4 million of change in fair value of earnout cash liability, partially offset by a gain on extinguishment of debt of $0.1 million and $17.4 million in gain from the change in fair value of warrant liability and an increase in net operating assets of $2.6 million.

Financing activities

During the six months ended June 30, 2022, financing activities provided $22.1 million of cash resulting from $22.6 million in net proceeds received by the Company from the issuance of common stock and preferred investment options in a private placement partially offset by $0.5 million of repayment of Relief Therapeutics loan.

During the six months ended June 30, 2021, financing activities provided $25.9 million of cash, primarily resulting from $11.1 million for the effect of the merger, net of transaction costs, $8.5 million of proceeds from the issuance of shares of NeuroRx common stock and $7.5 million of proceeds from the issuance of NeuroRx common stock for the exercise of the GEM Warrants.

Contractual Obligations and Commitments

See Note 8, Commitments and Contingencies, of the notes to NRx Pharmaceuticals’ unaudited condensed consolidated financial statements as of and for the three months ended months ended and six months ended June 30, 2022 included elsewhere in this report for further discussion of NRx Pharmaceuticals' commitments and contingencies.

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

Earnout Cash Liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) the FDA approves the Company’s NDAs for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed in consideration of the uncertainties associated with the obligations. Because: (i) ZYESAMI NIH Phase III trial was stopped due to futility, and (ii) NRX-101 Phase III trial has not yet started, management estimated the probability as of June 30, 2022 of achieving the required milestones for payment of the Earnout Cash to be de minimis and therefore, the June 30, 2022 Earnout Cash liability was reduced to zero. Changes in the estimated fair value of the Earnout Cash Liability are recognized as a gain or loss in the statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Placement Warrants was estimated using a Black Scholes valuation approach and the fair value of the Substitute Warrants was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the Earnout Cash Milestone and Earnout Shares Milestone probabilities of achievement at each reporting period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2022. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2022.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 6, 2021, Relief Therapeutics Holding AG (“Relief Therapeutics”) filed a complaint (the “Complaint”) in New York State Court (the “NYS Court”), claiming that the Company failed to honor its obligations under the collaboration agreement dated September 18, 2020 (the “Collaboration Agreement”). The Complaint seeks several remedies, including damages for alleged breaches of the terms of the Collaboration Agreement. The Company believes that the claims are baseless and without merit. On January 10, 2022, the Company filed a complaint in NYS Court, claiming Relief Therapeutics breached and repudiated the Collaboration Agreement. The Company’s complaint seeks damages of at least $185 million. Efforts to resolve the litigation through mediation have not been successful, but the parties continue to seek a mutually acceptable resolution to the claims. If such a resolution cannot be found, the Company intends to defend itself vigorously and to prosecute its claims against Relief Therapeutics. There can be no assurance, however, that we will be successful in our claims or in our opposition to Relief Therapeutics’ claims.

On June 13, 2022, the plaintiffs in the securities class action lawsuit captioned “Dal Bosco v. NRx Pharmaceuticals, Inc. et al.” filed a notice in the U.S. District Court for the District of Delaware voluntarily dismissing the action against NRx Pharmaceuticals and its former officers.

On August 12, 2022, the Company received a demand for arbitration (the “Demand”) from GEM Yield Bahamas Limited and GEM Global Yield LLC SCS (collectively, “GEM”).  The Demand claims that the Company’s subsidiary, NeuroRx, Inc. (“NeuroRx"), failed to satisfy its obligation to pay GEM a commitment fee in the amount of HK$ 15,000,000 (approximately US$1,914,087 at current exchange rates) pursuant to a Share Subscription Facility Agreement, executed on October 18, 2019, by and among NeuroRx and GEM (the “Agreement”).  NeuroRx expects to vigorously defend its position that payment of the commitment fee is neither due nor owing under the terms of the Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 (b) Use of Proceeds from Public Offering of Common Stock

On February 2, 2022, the Company completed a Private Placement and issued 7,824,727 shares of Common Stock for a purchase price of $3.195 per share and the Preferred Investment Options to purchase up to an aggregate of 7,824,727 shares of common stock for a purchase price of $3.07 per share from August 2, 2022 through August 2, 2027 (collectively, the “Securities”). The aggregate gross proceeds to the Company from the Private Placement were approximately $25.0 million, before deducting placement agent fees and other offering expenses. In connection with this Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the Securities. The Company’s registration statement on Form S-3 to register the Securities was declared effective on June 21, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+	Executive Employment Agreement, dated [June 13], 2022, between NRx Pharmaceuticals, Inc. and Seth Van Voorhees.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to Unaudited Financial Statements

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

NRX PHARMACEUTICALS, INC.

Date: August 15, 2022	By:	/s/ Seth Van Voorhees
Name: Seth Van Voorhees
Title: Chief Financial Officer
(Principal Financial Officer)