Form 10-Q
period 2022-09-30
NRX Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2022

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

As of November 13, 2022, the registrant had 67,641,314 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,249	$27,605
Prepaid expenses and other current assets	6,552	5,109
Total current assets	24,801	32,714
Other assets	23	15
Total assets	$24,824	$32,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,168	$3,687
Accrued and other current liabilities	5,067	2,375
Accrued clinical site costs	751	469
Earnout Cash liability	—	4,582
Warrant liabilities	56	292
Note payable and accrued interest	—	518
Total liabilities	$8,042	$11,923

Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 67,641,314 and 58,810,550 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	68	59
Additional paid-in capital	229,470	203,990
Accumulated deficit	(212,756)	(183,243)
Total stockholders’ equity	16,782	20,806
Total liabilities and stockholders' equity	$24,824	$32,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,129	$6,276	$12,571	$13,844
General and administrative	5,012	13,823	21,876	28,382
Settlement expense	—	—	—	21,366
Reimbursement of expenses from Relief Therapeutics	—	—	—	(771)
Total operating expenses	9,141	20,099	34,447	62,821
Loss from operations	(9,141)	(20,099)	(34,447)	(62,821)
Other (income) expenses:
Gain on extinguishment of debt	—	—	—	(121)
Interest income	(95)	—	(119)	—
Interest expense	—	5	3	16
Change in fair value of warrant liabilities	37	16,537	(236)	(823)
Change in fair value of Earnout Cash liability	—	408	(4,582)	763
Total other (income) expenses	(58)	16,950	(4,934)	(165)
Net loss	(9,083)	(37,049)	(29,513)	(62,656)
Deemed dividend	—	—	—	(255,822)
Net loss attributable to common stockholders	$(9,083)	$(37,049)	$(29,513)	$(318,478)
Net loss per share:
Basic	$(0.14)	$(0.72)	$(0.45)	$(1.45)
Diluted	$(0.14)	$(0.72)	$(0.45)	$(1.45)
Net loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.72)	$(0.45)	$(7.36)
Diluted	$(0.14)	$(0.72)	$(0.45)	$(7.36)
Weighted average common shares outstanding:
Basic and diluted	66,449,593	51,739,452	65,532,409	43,290,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	58,810,550	$59	$203,990	$(183,243)	$20,806
Common stock and warrants issued in private placement, net of issuance costs of $2,020	7,824,727	8	22,972	—	22,980
Common stock issued for consulting services	6,037	—	17	—	17
Stock-based compensation	—	—	1,334	—	1,334
Net loss	—	—	—	(13,448)	(13,448)
Balance - March 31, 2022	66,641,314	$67	$228,313	$(196,691)	$31,689
Additional issuance costs in connection with Private Placement	—	—	(342)	—	(342)
Stock-based compensation	—	—	987	—	987
Net loss	—	—	—	(6,982)	(6,982)
Balance - June 30, 2022	66,641,314	$67	$228,958	$(203,673)	$25,352
Additional issuance costs in connection with Private Placement	—	—	(28)	—	(28)
Restricted stock awards granted	1,000,000	1	(1)	—	—
Stock-based compensation	—	—	541	—	541
Net loss	—	—	—	(9,083)	(9,083)
Balance - September 30, 2022	67,641,314	$68	$229,470	$(212,756)	$16,782

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	42,973,462	$43	$46,366	$(90,180)	$(43,771)
Common stock issued	333,121	—	6,927	—	6,927
Proceeds from issuance of common stock for exercise of warrant	1,496,216	1	7,499	—	7,500
Reclassification of settlement liability upon issuance of warrant	—	—	60,852	—	60,852
Stock-based compensation	—	—	372	—	372
Net loss	—	—	—	(25,489)	(25,489)
Balance - March 31, 2021	44,802,799	$44	$122,016	$(115,669)	$6,391
Common stock issued	71,056	—	1,562	—	1,562
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,413	2,529,730	4	(64,840)	—	(64,836)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900	1,000,000	1	8,099	—	8,100
Common stock issued for advisor services	200,000	—	4,850	—	4,850
Modification of option awards pursuant to Merger	—	—	1,014	—	1,014
Modification of warrants pursuant to Merger	—	—	2,331	—	2,331
Stock-based compensation	—	—	938	—	938
Net loss	—	—	—	(117)	(117)
Balance - June 30, 2021	48,603,585	$49	$75,970	$(115,786)	$(39,767)
Common stock issued	511,065	—	1,134	—	1,134
Common stock and warrants issued in private placement, net of issuance costs of $3,669	2,727,273	3	27,356	—	27,359
Issuance of common stock for exercise of warrants and Unit Purchase Options	2,334,370	2	47,317	—	47,319
Common stock issued for consulting services	634,045	1	7,925	—	7,926
Stock-based compensation	—	—	1,560	—	1,560
Net loss	—	—	—	(37,049)	(37,049)
Balance - September 30, 2021	54,810,338	55	161,262	(152,835)	8,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,513)	$(62,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3	2
Stock-based compensation	2,862	6,215
Gain on extinguishment of debt	—	(121)
Change in fair value of warrant liabilities	(236)	(823)
Change in fair value of Earnout Cash liability	(4,582)	763
Non-cash interest expense	—	15
Non-cash settlement expense	—	21,366
Non-cash consulting expense	—	12,776
Changes in operating assets and liabilities:
Account receivable	—	831
Prepaid expenses and other assets	(1,443)	(6,050)
Accounts payable	(1,519)	1,854
Accrued expenses and other liabilities	2,991	(595)
Net cash used in operating activities	(31,437)	(26,423)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(11)	(7)
Net cash used in investing activities	(11)	(7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for exercise of warrant	—	16,699
Effect of Merger, net of transaction costs	—	11,050
Proceeds from issuance of common stock and exercise of stock options, net of transaction costs	—	9,624
Repayment of note payable	(518)	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	22,610	27,359
Repayment of notes payable assumed in Merger	—	(1,100)
Repayment of notes payable - related party	—	(177)
Net cash provided by financing activities	22,092	63,455

Net (decrease) increase in cash and cash equivalents	(9,356)	37,025
Cash and cash equivalents at beginning of period	27,605	1,859
Cash and cash equivalents at end of period	$18,249	$38,884
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$—	$60,852
Reclassification of legacy NeuroRx warrants to warrant liabilities	$—	$38,220
Reclassification of warrant liability upon exercise of warrant	$—	$38,120
Issuance of common stock warrants as offering costs	$726	$1,027
Extinguishment of Paycheck Protection Program Loan	$—	$121
Issuance of common stock for settlement of accrued liability	$17	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization

The Business

On May 24, 2021 (“Effective Time”), we consummated the business combination (“Merger”) contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated December 13, 2020, by and among our company (formerly known as Big Rock Partners Acquisition Corp. (“BRPA”)), NeuroRx, Inc., a Delaware corporation (“NeuroRx”), and Big Rock Merger Corp., a Delaware corporation and wholly owned, direct subsidiary of BRPA (“Merger Sub”), pursuant to which Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the Merger. As a result of the Merger, and upon consummation of the Merger and other transactions contemplated by the Merger Agreement, NeuroRx became a wholly owned, direct subsidiary of BRPA. Upon the closing of the Merger, we changed our name to NRX Pharmaceuticals, Inc., with the stockholders of NeuroRx becoming stockholders of NRX Pharmaceuticals, Inc. Unless the context suggests otherwise, references to “NRx Pharmaceuticals,” “NeuroRx”, “NRXP,” “we,” or the “Company” refer to NRX Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.

The Company is a clinical-stage pharmaceutical company which applies innovative science to known molecules to develop life-saving medicines through its wholly owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (D-cylcoserine/Lurasidone), for the treatment of bipolar depression in patients with suicidality, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the U.S. Food and Drug Administration (the “FDA”). NRX-101 is covered by multiple U.S. and foreign patents, including a Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx Pharmaceuticals by Glytech, LLC.

2. Liquidity

As of September 30, 2022, the Company had $18.2 million in cash. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations.

On November 4, 2022, the Company issued an 9% redeemable promissory note (the “Note”) to Streeterville Capital, LLC, a Utah limited liability company, for an aggregate principal amount of $11,020,000. The Company intends to use the proceeds from such issuance for general corporate purposes. The Note matures 18 months from the date of issuance subject to certain acceleration provisions as noted below. The Note carries an original issue discount of $1,000,000 which was deducted from the principal balance of the Note. The net proceeds from the issuance of the Note was $10,000,000 after transaction costs including the original issue discount, legal and other fees are included.

The Company has the option to prepay the Note during the term by paying an amount equal to 110% of the principal, interest, and fees owed as of the prepayment date. The noteholder has the right to redeem up to $1,000,000 of the outstanding balance of the Note per month starting on the six-month anniversary of the issue date. Upon any redemption, the Company may make payments at its option in: (i) in cash, (ii) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. The “Redemption Conversion Price” on any given redemption date equals 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the common stock during the ten trading days immediately preceding the date that the noteholder delivers notice electing to redeem a portion of the Note. Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the common stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day is at least thirty percent (30%) greater than the Nasdaq Minimum Price, then lender will be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Note equal to twice (2x) the monthly redemption amount of $1,000,000 solely by payment by stock, if permitted under the agreement, subject to maximum percentage and other ownership limitations.

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations.  Accordingly, the Company issued the above Note to continue to fund its research activities. The Company believes that it currently has sufficient funds and, if necessary, the ability to reduce expenditures, to support operations through at least the next twelve months from the date the condensed consolidated financial statements are issued. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms or at all. This could negatively impact the Company’s business and operations and could also lead to the reduction of the Company’s operations.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For restricted stock awards, the grant date fair value is the fair market value per share as of the grant date based on the closing trading price for the Company’s stock. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	2,654,579	2,388,811	2,654,579	2,388,811
Restricted stock awards	1,000,000	—	1,000,000	—
Common stock warrants	17,521,753	9,305,790	17,521,753	9,305,790
Earnout Shares	22,209,280	22,209,280	22,209,280	22,209,280
Earnout Shares from exercised Substitute Options and Substitute Warrants	1,229,925	1,229,925	1,229,925	1,229,925

Since the closing of the Merger, of the 516,025 shares of common stock issued for the exercise of stock options, 185,472 shares of common stock are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied. There are 1,044,453 shares of common stock issued pursuant to the GEM warrants which are contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied. There are 1,000,000 unvested restricted stock awards which are excluded from the weighted average shares outstanding for computing EPS until such shares become vested.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the nine-months ended September 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

4. Reverse Recapitalization

As discussed in Note 1, on May 24, 2021 (the “Closing Date”), BRPA and Merger Sub closed the Merger with NeuroRx, as a result of which NeuroRx became a wholly owned subsidiary of BRPA. While BRPA was the legal acquirer of NeuroRx in the Merger, for accounting purposes, the Merger is treated as a Reverse Recapitalization whereby NeuroRx is deemed to be the accounting acquirer and the historical financial statements of NeuroRx became the historical financial statements of BRPA (renamed NRX Pharmaceuticals, Inc.) upon the closing of the Merger. Under this method of accounting, BRPA is treated as the “acquired” company and NeuroRx is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of NeuroRx issuing stock for the net assets of BRPA, accompanied by a recapitalization. The net assets of BRPA were stated at historical cost, with no goodwill or other intangible assets recorded.

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

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 (in thousands):

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,363
Cash - PIPE financing, net of transaction costs	8,100
Less: transaction costs and advisory fees allocated to NRXP equity	(1,413)
Effect of Merger, net of redemptions and transaction costs	$11,050

The following table reconciles the elements of the Merger to the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021 (in thousands):

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,363
Non-cash net working capital assumed from BRPA	(962)
Less: notes payable assumed from BRPA	(1,100)
Less: fair value of assumed Placement Warrants	(1,984)
Less: fair value of legacy NeuroRx Warrants	(38,220)
Less: fair value of Earnout Cash	(25,520)
Less: transaction costs and advisory fees allocated to NRXP equity	(1,413)
Effect of Merger, net of redemptions and transaction costs	$(64,836)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	552,412
Less: redemption of BRPA shares	(216)
Common stock of BRPA	552,196
BRPA Founder and private shares, net of forfeited shares of 875,216	1,260,284
Shares issued in PIPE Financing	1,000,000
Shares issued for services	200,000
Shares issued pursuant to conversion of Public and Private Rights	717,250
Merger and PIPE financing shares - common stock	3,729,730
NeuroRx shares - common stock (1)	44,873,855
Total shares of common stock immediately after Merger	48,603,585

(1)	The number of NeuroRx common stock was determined from the 14,200,586 shares of NeuroRx common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid insurance	$4,853	$3,224
Other prepaid expenses	555	345
Receivable due from manufacturer	547	—
Prepaid clinical development expenses	316	512
Prepaid legal expenses	281	—
Prepaid manufacturing expenses	—	1,028
Total prepaid expenses and other current assets	$6,552	$5,109

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)
Accrued and other current liabilities:
Accrued research and development expenses	$1,624	$1,055
Accrued employee expenses	554	456
Professional services	264	743
Other accrued expenses	2,625	121
Total accrued and other current liabilities	$5,067	$2,375

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

8. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended September 30, 2022 and 2021 was less than $0.1 million and less than $0.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 was less than $0.1 million and $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, the Company agreed to sponsor a research study at NJ Health relating to the impact of the Company’s' Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, the Company has committed to pay NJ Health approximately $0.4 million upon finalization of the work. As of September 30, 2022, the Company has paid NJ Health $0.3 million of the total committed amount.

Relief Therapeutics Collaboration Agreement

On September 18, 2020, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Relief Therapeutics for the clinical development and, if approved, the sale of Aviptadil. The Collaboration Agreement provides for funding by Relief Therapeutics of certain clinical trials, formulation and manufacturing of Aviptadil, as well as establishing specified sales territories for each party and share of the profits in those territories for “Product” as defined in the Collaboration Agreement. On October 6, 2021, Relief Therapeutics filed a lawsuit against the Company and its former CEO claiming that the Company failed to honor its obligations under the Collaboration Agreement, which was followed by a counter claim from the Company for breach and repudiation of the Collaboration Agreement by Relief Therapeutics.

On November 12, 2022, the Company and Relief Therapeutics entered into a Settlement Agreement and an Asset Purchase Agreement (“APA”), which are intended to resolve the parties’ claims. The parties have thirty (30) days to implement the terms of the Settlement Agreement and APA and achieve closing.  Upon closing, the parties will dismiss their respective claims.  Please See Section 14 - Subsequent Events for a description of the settlement arrangements.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.

Share Subscription Facility Agreement — GEM

NeuroRx previously entered into a share subscription facility agreement (“GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term which expired in October 2022. Subject to the successful listing of the shares of NeuroRx on an Exchange (any nationally recognized stock exchange or exchange platform in the world on which the Company will list its shares), GEM grants NeuroRx an option to require GEM to subscribe for shares from the Company for up to an aggregate value of approximately $95.6 million. The agreement also included certain provisions which would not meet the U.S. requirements to issue registered shares thus preventing its usage. If NeuroRx was listed or completes a private transaction which results in a change of control of the Company, NeuroRx would issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the agreement. The reverse merger contemplated by the Merger Agreement would not have resulted in a listing of NeuroRx shares or a change in control.

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

As of December 31, 2020, the Company recognized a contingent liability for its obligation to issue to GEM certain equity instruments at a discounted per share price. Specifically, as the amount was deemed probable and estimable at December 31, 2020, NeuroRx recorded a liability and settlement expense of $39.5 million to reflect the fair value of the expected GEM Warrant to be issued. On March 28, 2021, when the GEM Warrant was issued, the Company recorded an additional charge of $21.4 million to reflect the increased fair value of the GEM Warrant on its grant date.  Upon issuance, the GEM Warrant was equity classified and was determined to be within the scope of ASC 718, Share-Based Payments (“ASC 718”).

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

On August 12, 2022, the Company received a demand for arbitration (the “Demand”) from GEM.  The Demand claims that the Company’s subsidiary, NeuroRx, failed to satisfy its obligation to pay GEM a commitment fee in the amount of HK$15.0 million (approximately US$1.9 million at current exchange rates) pursuant to the GEM Agreement.  NeuroRx expects to vigorously defend its position that payment of the commitment fee is neither due nor owing under the terms of the Agreement.

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

The Company sold 3,238,338 shares of common stock during the three months ended September 30, 2021, and received gross proceeds of $31.1 million.

The Company sold 7,824,727 and 3,642,515 shares of common stock during the nine months ended September 30, 2022 and 2021, respectively, and received gross proceeds of $23.0 million and $39.6 million, respectively.

The Company issued 2,334,370 and 3,830,586 shares of common stock pursuant to warrants and Unit Purchase Options exercised during the three and nine months ended September 30, 2021, and received gross proceeds from the warrant exercise of $9.2 million and from the Unit Purchase Option exercise of $16.7 million, respectively. The Company issued 634,045 and 834,045 shares of common stock for consulting services during the three and nine months ended September 30, 2021, and recognized non-cash consulting expense in general and administrative expenses of $7.9 million and $12.8 million, respectively.

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

The Company recognized a loss on the change in fair value of the Substitute Warrants for the three months ended September 30, 2022 of less than $0.1 million and a gain on the change in fair value of the Substitute Warrants for the nine months ended September 30, 2022 of $0.1 million. The Company recognized a loss on the change in fair value of the Substitute Warrants for the three and nine months ended September 30, 2021 of $16.3 million and $0.4 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the three and nine months ended September 30, 2022, no Public Warrants were exercised.

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

The Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Placement Warrants as derivative liabilities in its Unaudited Condensed Consolidated Balance Sheet as of September 30, 2022. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company recognized a gain on the change in fair value of the Placement Warrants for the three months ended September 30, 2022 and a loss on the change in fair value of the Placement Warrants for the three months ended September 30, 2021 of less than $0.1 million and $0.3 million, respectively. The Company recognized a gain on the change in fair value of the Placement Warrants for the nine months ended September 30, 2022 and 2021 of $0.2 million and $1.2 million, respectively. Refer to Note 11 for discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic Value
	Total Warrants	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2021	9,305,790	3.92	$9.09	$4,942
Issued	8,215,963	5.50	3.11	—
Outstanding as of September 30, 2022	17,521,753	3.78	$6.29	$—

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

The Substitute Options contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and at September 30, 2022. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Options subject to service-based vesting conditions only. The Company will reevaluate the probability of the Earnout Cash Milestone and/or Earnout Shares Milestone being met and recognize any unamortized incremental compensation cost accordingly in the period during which it becomes probable the milestones will be met.

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

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of September 30, 2022, 6,049,178 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of January 1, 2022, 676,129 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. The Substitute Options do not reduce the number of shares authorized for grant under the 2021 Plan. As of September 30, 2022, 4,821,754 shares have been awarded and 1,227,424 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The following assumptions were used during the following periods:

	September 30, 2022	December 31, 2021
(Unaudited)
Exercise price	$0.51-$3.10	$6.44-$23.41
Risk-free rate of interest	1.80%-3.62%	0.69%-1.45%
Expected term (years)	5.45-6.5	5.25-6.5
Expected stock price volatility	94.9%-147.8%	80.0%-85.9%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Number of	average	remaining	value
	shares	exercise price	term (years)	(in thousands)
Outstanding as of December 31, 2021	2,400,315	$6.28	7.8	$4,224
Granted	552,000	3.00	10.0	—
Forfeited	(45,367)	(14.05)	(9.1)	—
Outstanding as of March 31, 2022	2,906,948	$5.54	8.0	$1,006
Granted	350,000	0.52	10.0	—
Forfeited	(550,833)	(3.76)	—	—
Outstanding as of June 30, 2022	2,706,115	$5.20	7.7	$174
Granted	80,000	0.69	10.0	—
Forfeited	(131,536)	(11.31)	—	—
Outstanding as of September 30, 2022	2,654,579	$4.86	7.5	$278
Options vested and exercisable as of September 30, 2022	1,064,852	$3.84	5.5	$196

The weighted average grant date fair value per share for employee stock and non-employee option grants during the three and nine months ended September 30, 2022, was $0.64 and $1.55. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended and nine months ended September 30, 2021, was $9.80 and $16.53 respectively. At September 30, 2022, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, including unrecognized compensation costs related to Substitute Options of $25.9 million, was $27.5 million, of which the Company expects to recognize $3.0 million over a weighted-average period of approximately 1.7 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense
General and administrative	$506	$1,340	$2,390	$5,779
Research and development	35	220	472	436
Total stock-based compensation expense	$541	$1,560	$2,862	$6,215

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	-	-
Granted	1,000,000	$ 0.57
Unvested Balance as of September 30, 2022	1,000,000	$ 0.57

On July 12, 2022, the Board granted an award of 1,000,000 restricted shares of the Company (“Restricted Stock”) as an inducement to the newly appointed CEO, pursuant to a separate Restricted Stock Award Agreement (the “RSA”). The Restricted Stock will vest in approximately equal installments over three (3) years from the grant date, subject to continued service through the applicable vesting date.

As of September 30, 2022, total unrecognized compensation expense related to unvested RSAs granted was approximately $0.5 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Stock-based compensation expense related to RSAs was less than $0.1 million during the three and nine months ended September 30, 2022.

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2022 and the year ended December 31, 2021. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model during the nine months ended September 30, 2022 and the year ended December 31, 2021. The carrying value of notes payable approximated the estimated fair values due to their recent issuances.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and Earnout Cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		September 30	December 31
Description	Level	2022	2021
		(Unaudited)
Assets:
Money Market Account	1	$16,985	$—

Liabilities:
Warrant liabilities (Note 10)	3	$56	$292
Earnout Cash liability (Note 4)	3	$—	$4,582

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

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

September 30, 2022
Stock price on valuation date	$0.60
Exercise price per share	$11.50
Expected life	3.90
Volatility	104.1%
Risk-free rate	3.00%
Dividend yield	0.00%
Fair value of warrants	$0.13

A reconciliation of warrant liabilities is included below (in thousands):

Fair Value
Balance as of December 31, 2021	$292
Gain upon re-measurement	(157)
Balance as of March 31, 2022	$135
Gain upon re-measurement	(116)
Balance as of June 30, 2022	$19
Loss upon re-measurement	37
Balance as of September 30, 2022	$56

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) if the Company files an NDA, that the FDA approves the Company’s NDA for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations. Because (i) ZYESAMI NIH Phase III trial was stopped due to futility, and (ii) NRX-101 Phase III trial has not yet started, management estimated the probability as of September 30, 2022 of achieving the required milestones for payment of the Earnout Cash to be de minimis and therefore, the September 30, 2022 Earnout Cash liability was reduced to zero.

A reconciliation of the Earnout Cash liability is included below (in thousands):

September 30, 2022
Balance as of December 31, 2021	$4,582
Gain upon re-measurement	(2,103)
Balance as of March 31, 2022	$2,479
Gain upon re-measurement	(2,479)
Balance as of June 30, 2022	$—
Balance as of September 30, 2022	$—

12. Income Taxes

The Company recorded no provision or benefit for income tax expense for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The Company has no open tax audits with any taxing authority as of September 30, 2022.

13. Related Party Transactions

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the three months ended September 30, 2022 the Company paid a co-founder $0.1 million, and during the nine months ended September 30, 2022 and 2021, $0.2 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

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

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.2 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively. These services are ongoing.

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO and the Company’s Senior Director of Global Communications, who are responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.1 million and less than $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.1 million during the nine months ended September 30, 2022 and 2021, respectively. These services are ongoing.

In addition, the Company paid PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. Zachary Javitt and Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy. The Master Service Agreement dated April 1, 2020 (“MSA”), and all work orders thereunder, have been suspended by mutual agreement pending the Company’s re-evaluation of its respiratory franchise. NRx Pharmaceuticals paid PillTracker $0.3 million during the three months ended September 30, 2021, and $0.2 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively.

Included in accounts payable were less than $0.1 million and $0.1 million due to the above related parties as of September 30, 2022 and December 31, 2021, respectively.

14. Subsequent Events

Financing

On November 4, 2022, the Company issued an 9% redeemable promissory note (the “Note”) to Streeterville Capital, LLC, a Utah limited liability company, for an aggregate principal amount of $11,020,000. The Company intends to use the proceeds from such issuance for general corporate purposes. The Note matures 18 months from the date of issuance. The Note carries an original issue discount of $1,000,000 which was deducted from the principal balance of the Note. The net proceeds from the issuance of the Note was $10,000,000 after transaction costs including the original issue discount, legal and other fees are included.

The Company has the option to prepay the Note during the term by paying an amount equal to 110% of the principal, interest, and fees owed as of the prepayment date. The noteholder has the right to redeem up to $1,000,000 of the outstanding balance of the Note per month starting on the six-month anniversary of the issue date. Payments may be made by the Company at its option in: (i) in cash, (ii) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price, or (iii) a combination of cash and shares of common stock. Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the common stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day is at least thirty percent (30%) greater than the Nasdaq Minimum Price, then lender will be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Note equal to twice (2x) the monthly redemption amount of $1,000,000 solely by payment by stock, if permitted under the agreement, subject to maximum percentage and other ownership limitations.

Settlement of Litigation

On November 12, 2022, NRx Pharmaceuticals, Inc. (“NRx” or the “Company”) entered into a Settlement Agreement and Asset Purchase Agreement (“APA”) with Relief Therapeutics Holding AG and Relief Therapeutics International (the “Relief Parties”) to settle the outstanding lawsuit with respect to the Collaboration Agreement dated September 18, 2020 between the Company and the Relief Parties (the “Collaboration Agreement”).

Under the APA, the Company has agreed to transfer to the Relief Parties all of the Company’s interest in ZYESAMI (or the “Product” as such term is defined in the Collaboration Agreement), including intellectual property, FDA applications, clinical trial data, drug and API inventory and certain contractual rights.  The Company has agreed to refrain from developing any product for any indication that uses or otherwise exploits the Product without the Relief Parties’ consent.

The Relief Parties have agreed to use commercially reasonable efforts to develop, market, and commercialize the Product, but has sole discretion to select the indications for which it will seek to develop the Product. Although the Company intends to monitor the progress of the Relief Parties under the APA and enforce the Company’s rights thereunder, there can be no assurances that the Relief Parties will be successful at commercializing the Product.

Upon commercial launch of the Product by the Relief Parties or any of their affiliates, licensees or sublicensees (or upon authorization of use for any indication of the Product other than COVID-19), the Company is entitled to receive milestone payments in stages up to an aggregate amount of $13.0 million.  The Relief Parties have also agreed to pay royalties to NRx on aggregate net sales of all Products, subject to a cap on royalty payments of $30.0 million in the aggregate.  In addition, Relief is obligated to use commercially reasonable efforts to continue NRx’s existing Right to Try Program for at least two (2) years after the closing of the APA.

Mutual indemnity provisions in the APA will protect each party from any breaches of the settlement arrangements by the other party, provided, that the Company’s indemnity obligations will not start until the Relief Parties have begun making royalty or milestone payments to NRx, subject to certain exceptions. With respect to the Company, there is an indemnity threshold such that the Company will not be liable for any indemnity claims until such claims are in excess of $0.5 million (and then only for the amount above $0.5 million).  The Company’s indemnity obligation is capped at $2.0 million with respect to breaches of representations and warranties and $3.0 million with respects to breaches of covenants or other agreements.  Additionally, subject to certain exceptions, the Company’s indemnity obligations cannot exceed the amount that the Relief Parties actually pay to the Company for milestone and royalty payments. The parties have 30 days to implement the agreed actions and achieve closing under the APA, at which time all claims and counterclaims between the Company and the Relief Parties will be dismissed with prejudice.

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

Overview

On May 24, 2021, Big Rock Partners Acquisition Group (“BRPA”), a special purpose acquisition company, consummated the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with NeuroRx, Inc., a Delaware corporation (“NeuroRx”), and Big Rock Merger Corp., a Delaware corporation and wholly owned, direct subsidiary of BRPA (“Merger Sub”). Pursuant to the Merger Agreement, on May 24, 2021 (the “Closing Date”), which has been accounted for as a reverse recapitalization, Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). On the Closing Date, BRPA changed its name to NRX Pharmaceuticals, Inc. (“NRx Pharmaceuticals” or the “Company”).

NRx Pharmaceuticals is a clinical stage pharmaceutical company that is developing, through its wholly owned operating subsidiary, NeuroRx, NRX-100 and NRX-101, the first oral therapeutic for the treatment of Bipolar Depression in patients with Acute Suicidal Ideation and Behavior (ASIB) and Sub-Acute Suicidal Ideation and Behavior (“SSIB”). NRX-100 and NRX-101 were developed based upon 30 years of basic science and clinical expertise contributed by Dr. Daniel Javitt, MD, PhD, related to the role of the brain’s N-methyl-D-aspartate (“NMDA”) receptor in regulating human thought processes in general and in regulating depression and suicidality. The NRX-100 and NRX-101 investigational therapy begins with a single dose of ketamine (NRX-100), a Food & Drug Administration (“FDA”) approved anesthetic, followed by approximately six weeks of daily oral NRX-101. NRX-101 is being developed as a rapid-onset and sustained treatment for bipolar depression with ASIB and SSIB. NRX-101 combines d-Cycloserine, a NMDA receptor modulator, and lurasidone, a 5-HT2a receptor antagonist.

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

In March 2022, NRx Pharmaceuticals announced a primary focus on its psychiatry franchise and the late-stage development of NRX-101 for the treatment of bipolar depression in patients with suicidality. NRX-101 is a fixed dose combination of D-cycloserine, an NMDA antagonist, and lurasidone, a 5-HT2A atypical antipsychotic and antidepressant, for the maintenance of remission from severe bipolar depression following initial stabilization with ketamine. The previously undiscovered synergy between these two drug classes in the treatment of CNS disorders, combined with the efficacy of D-cycloserine in the treatment of depression and PTSD, is the subject of 47 issued patents and more than 43 pending patents owned by or licensed to NRx Pharmaceuticals.

NRX-101 Lead Indication – Severe Bipolar Depression in Patients with Acute Suicidal Ideation and Behavior (ASIB) After Initial Stabilization with ketamine

●	In 2017, NRX-101 received an investigational new drug (IND) clearance by the U.S. Food and Drug Administration (FDA) and a Phase 2b/3 clinical trial commenced for bipolar depression with ASIB. Later that year, the FDA granted NRX-101 a Fast Track designation for the same indication.

●	In 2018, the FDA provided a Letter of Support to the Company encouraging the development of Glutamine+Glutamate (Glx) as a pharmacodynamic biomarker for depression. The letter referenced published and unpublished data demonstrating a significant association between clinical symptoms of depression and levels of brain Glx.

●	In the STABIL-B Phase 2 trial, the Phase 2 portion of the Phase 2b/3 trial, patients with bipolar depression and ASIB received either NRX-101 or lurasidone after an intravenous infusion of NRX-100 (ketamine). The proof-of-concept data presented at the American Congress of Neuropsychopharmacology in 2018 demonstrated with statistical significance that NRX-101 treated patients experienced lower depression scores and did not relapse.

●	Based on STABIL-B findings, the FDA granted NRX-101 Breakthrough Therapy Designation and a Special Protocol Agreement (“SPA”) for bipolar depression in patients with ASIB, which affects ~150K-180K patients per year in the U.S. The Breakthrough Therapy Designation allows for an expedited rolling submission of a new drug application (“NDA”) for investigational drugs that have demonstrated substantial improvement over existing approved therapies, and the SPA allows for a single registrational trial of NRX-101 in severe bipolar depression in patients with ASIB after stabilization with ketamine, using a protocol similar to the STABIL-B trial with a patient population of less than 100.

●	NRx Pharmaceuticals plans to initiate the registrational Phase 3 portion of the Phase 2b/3 clinical trial of bipolar depression in patients with ASIB in 4Q 2022. The trial is designed as a double-blind, adaptive trial with a 2:1 randomization of NRX-101 vs. lurasidone alone in 72 patients. The study is expected to find that following initial stabilization with a single infusion of ketamine (NRX-100), treatment with NRX-101 is superior to lurasidone alone in maintaining remission from symptoms of depression and suicidality as measured by the MADRS-10 depression scale and the CGI suicidality scale.

●	NRx Pharmaceuticals announced that it has transferred Phase 3 commercial drug manufacturing processes to the U.S. and released Phase 3 drug manufactured via the expected commercial-stage processes. NRx Pharmaceuticals has submitted its manufacturing file to the FDA. This investigational drug manufactured according to these new processes will be used in the upcoming Phase 3 trial.

●	A data readout from the registrational Phase 3 clinical trial is expected in 3Q 2023. Assuming that efficacy endpoints and safety are met, NRx Pharmaceuticals plans to initiate submission of a NDA to the FDA by year-end 2023, as allowed under Breakthrough Therapy Designation.

●	Company has received numerous partnering inquiries for NRX-101

NRX-101 Indication – Bipolar Depression in Patients with Sub-acute Suicidal Ideation and Behavior (SSIB)

●	A Phase 2 double-blind study completed in 2018 demonstrated the ability of NRX-101 to improve depression and suicidality over 6 weeks when taken twice daily over lurasidone alone after an initial stabilization with ketamine. The current study involving patients with bipolar depression and sub-acute suicidality (not requiring hospitalization) does not include the use of ketamine; all patients are being treated in an outpatient setting.

●	Insights from this study will guide NRx Pharmaceuticals in the potential expansion of the indication for NRX-101 to bipolar depression with SSIB, which represents a significantly 2-3x larger patient population than those with bipolar depression and ASIB. A data readout of this study is expected by 1H 2023.

NRX-101 Indication – Post Traumatic Stress Disorder

●	In September 2022, NRx announced plans to investigate PTSD as an additional indication. The Company expects to commence Phase 2 clinical trial planning of NRX-101 in PTSD in 4Q 2022.

●	Depression in PTSD may be driven by pathways that are similar to those that drive depression in other conditions (NMDA and 5-HT2A). Additionally, approximately 10% of patients with PTSD may experience suicidality, especially those with severe PTSD.

●	In a preclinical PTSD study, D-cycloserine, a component of NRX-101, demonstrated the ability to extinguish recurring images of traumatic events, also known as fear memory, in a validated WKY model of PTSD.

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended September 30, 2022 and 2021, NRx Pharmaceuticals’ net loss was $9.1 million and $37.0 million, respectively. For the nine months ended September 30, 2022 and 2021, NRx Pharmaceuticals’ net loss was $29.5 million and $62.7 million, respectively. As of September 30, 2022, NRx Pharmaceuticals had an accumulated deficit of $212.8 million.

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

Results of operations for the three months ended September 30, 2022 and 2021

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Three months ended September 30,		Change
	2022	2021	Dollars

	(Unaudited)
Operating expenses:
Research and development	$4,129	$6,276	$(2,147)
General and administrative	5,012	13,823	(8,811)
Total operating expenses	9,141	20,099	(10,958)
Loss from operations	$(9,141)	$(20,099)	$10,958

Other (income) expenses:
Interest income	$(95)	$—	$(95)
Interest expense	—	5	(5)
Change in fair value of warrant liabilities	37	16,537	(16,500)
Change in fair value of Earnout Cash liability	—	408	(408)
Total other (income) expenses	(58)	16,950	(17,008)
Net loss	$(9,083)	$(37,049)	$27,966

Operating expenses

Research and development expenses

For the three months ended September 30, 2022, NRx Pharmaceuticals recorded $4.1 million of research and development expenses compared to $6.3 million for the three months ended September 30, 2021. The decrease of $2.1 million related primarily to a decrease of $1.5 million in clinical trials and development expenses related to ZYESAMI, a decrease of $0.6 million related to fees paid to regulatory and process development consultants, a decrease of $0.2 million in stock-based compensation, partially offset by an increase of $0.2 million in other regulatory and process development expenses. The $4.1 million and $6.3 million of research and development expenses for the three months ended September 30, 2022 and 2021, respectively, include less than $0.1 million and $0.2 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the three months ended September 30, 2022, NRx Pharmaceuticals recorded $5.0 million of general and administrative expenses compared to $13.8 million for the three months ended September 30, 2021. The decrease of $8.8 million was primarily, related to a decrease of $8.3 million of consultant fees, a decrease of $0.8 million in stock-based compensation expense, a decrease of $0.3 million in other general and administrative expenses, a decrease of less than $0.1 million in legal and professional fees, partially offset by an increase of $0.6 million in payroll and salary expenses. The $5.0 million and $13.8 million of general and administrative expenses for the three months ended September 30, 2022 and 2021, respectively, include $0.5 million and $1.3 million, respectively, of non-cash stock-based compensation.

Other (income) expenses

Interest income

For the three months ended September 30, 2022, NRx Pharmaceuticals recorded approximately $0.1 million of interest income. The increase is primarily related to the earned interest income on the money market account.

Change in fair value of warrant liabilities

For the three months ended September 30, 2022, NRx Pharmaceuticals recorded a loss of less than $0.1 million related to the change in fair value of the warrant liabilities compared to a loss of $16.5 million for the three months ended September 30, 2021. The decrease of $16.5 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the three months ended September 30, 2022, NRx Pharmaceuticals recorded a gain of $0.4 million for the three months ended September 30, 2021. The gain related to the decrease in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

Results of operations for the nine months ended September 30, 2022 and 2021

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Nine months ended September 30,		Change
	2022	2021	Dollars

	(Unaudited)
Operating expenses:
Research and development	$12,571	$13,844	$(1,273)
General and administrative	21,876	28,382	(6,506)
Settlement expense	—	21,366	(21,366)
Reimbursement of expenses from Relief Therapeutics	—	(771)	771
Total operating expenses	34,447	62,821	(28,374)
Loss from operations	$(34,447)	$(62,821)	$28,374

Other (income) expenses:
Gain on extinguishment of debt	$—	$(121)	$121
Interest income	(119)	—	(119)
Interest expense	3	16	(13)
Change in fair value of warrant liabilities	(236)	(823)	587
Change in fair value of Earnout Cash liability	(4,582)	763	(5,345)
Total other (income) expenses	(4,934)	(165)	(4,769)
Net loss	$(29,513)	$(62,656)	$33,143

Operating expenses

Research and development expenses

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded $12.6 million of research and development expenses compared to $13.8 million for the nine months ended September 30, 2021. The decrease of $1.3 million is related to a decrease of $1.5 million in clinical trials and development expenses related to ZYESAMI, a decrease of $0.5 million in fees paid to regulatory and process development consultants, partially offset by an increase of $0.7 million in other regulatory and process development costs. The $12.6 million and $13.8 million of research and development expenses for the nine months ended September 30, 2022 and 2021, respectively, include $0.5 million and $0.4 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded $21.9 million of general and administrative expenses compared to $28.4 million for the nine months ended September 30, 2021. The decrease of $6.5 million was primarily, related to a decrease of $12.3 million in consultant fees, a decrease of $3.4 million in stock-based compensation expense, partially offset by an increase of $4.1 million in legal, professional and accounting fees, an increase of $3.7 million in insurance expense, an increase of $0.9 million in payroll and salary expenses, and an increase of $0.5 million in other general and administrative expenses. The $21.9 million and $28.4 million of general and administrative expenses for the nine months ended September 30, 2022 and 2021, respectively, include $2.4 million and $5.8 million, respectively, of non-cash stock-based compensation.

Settlement expense

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded no settlement expense compared to $21.4 million of settlement expense for the nine months ended September 30, 2021 related to the GEM Warrant reflecting the incremental value through the date of issuance.

Reimbursement of expenses from Relief Therapeutics

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded no reimbursement of expenses from Relief Therapeutics compared to $0.8 million of reimbursement of expenses from Relief Therapeutics for the nine months ended September 30, 2021.

Other (income) expenses

Gain on extinguishment of debt

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded no gain on extinguishment of debt compared to $0.1 million for the nine months ended September 30, 2021. The decrease of $0.1 million related to the forgiveness of the PPP Loan which resulted in a gain on extinguishment for the outstanding principal and accrued and unpaid interest for the nine months ended September 30, 2021.

Interest income

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded $0.1 million of interest income. The increase of less than $0.1 million related primarily to the earned interest income on the money market account.

Change in fair value of warrant liabilities

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded a gain of $0.2 million related to the change in fair value of the warrant liabilities compared to a gain of $0.8 million for the nine months ended September 30, 2021. The decrease of $0.6 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the nine months ended September 30, 2022, NRx Pharmaceuticals recorded a gain of $4.6 million related to the change in fair value of the Earnout Cash liability compared to a loss of $0.8 million for the nine months ended September 30, 2021. The decrease of $4.6 million is related to the decrease in the fair value of the Earnout Cash liability pursuant to the Merger Agreement.

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

On November 4, 2022, the Company issued an 9% redeemable promissory note (the “Note”) to Streeterville Capital, LLC, a Utah limited liability company, for an aggregate principal amount of $11,020,000. The Company intends to use the proceeds from such issuance for general corporate purposes. The Note matures 18 months from the date of issuance subject to certain acceleration provisions. The Note carries an original issue discount of $1,000,000 which was deducted from the principal balance of the Note. The net proceeds from the issuance of the Note was $10,000,000 after transaction costs including the original issue discount, legal and other fees are included.

The Company has the option to prepay the Note during the term by paying an amount equal to 110% of the principal, interest, and fees owed as of the prepayment date. The noteholder has the right to redeem up to $1,000,000 of the outstanding balance of the Note per month starting six months after the issuance date. Payments may be made by the Company at its option in: (i) in cash, (ii) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. The “Redemption Conversion Price” on any given redemption date equals 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the common stock during the ten trading days immediately preceding the date that the noteholder delivers notice electing to redeem a portion of the Note. Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the common stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day is at least thirty percent (30%) greater than the Nasdaq Minimum Price, then lender will be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Note equal to twice (2x) the monthly redemption amount of $1,000,000 solely by payment by stock, if permitted under the agreement, subject to maximum percentage and other ownership limitations.

Private Placement

On February 2, 2022, the Company completed a private placement and issued 7,824,727 shares of common stock and Preferred Investment Options to purchase up to an aggregate of 7,824,727 shares of common stock. The Preferred Investment Options have an exercise price of $3.07 per share and may be exercised any time on or after August 2, 2022.

The form of the Preferred Investment Option is a warrant. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at February 2, 2022, the date of issuance (i.e., share price of $2.94, exercise price of $3.07, term of five years beginning August 2, 2022, volatility of 82.8%, risk-free rate of 1.60%, and expected dividend rate of 0%). The grant date fair value of these Preferred Investment Options was estimated to be $15.5 million on February 2, 2022 and is reflected within additional paid-in capital as of September 30, 2022.

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

The following table presents selected financial information and statistics for each of the periods shown below:

	September 30, 2022	December 31, 2021
	(Unaudited)
Balance Sheet Data:
Cash	$18,249	$27,605
Total assets	24,824	32,729
Earnout cash liability	—	4,582
Total liabilities	8,042	11,923
Total stockholders' equity (deficit)	16,782	20,806

	September 30,
	2022	2021

	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(31,437)	$(26,423)
Net cash used in investing activities	(11)	(7)
Net cash provided by financing activities	22,092	63,455
Net (decrease) increase in cash	$(9,356)	$37,025

Operating activities

During the nine months ended September 30, 2022, operating activities used $31.4 million of cash, primarily resulting from a net loss of $29.5 million, increased by net non-cash gains of $2.0 million, including $4.6 million of gain from the change in fair value of earn out liability and $0.2 million of gain from the change in fair value of warrant liabilities, partially offset by $2.9 million of stock-based compensation expense, and an increase in net operating assets of less than $0.1 million.

During the nine months ended September 30, 2021, operating activities used $26.4 million of cash, primarily resulting from a net loss of $62.7 million, reduced by non-cash charges of $40.2 million, including $21.4 million of non-cash settlement expense related to the GEM Warrant, $12.8 million in consulting expense, $6.2 million of stock-based compensation expense, $0.8 million of change in fair value of earnout cash liability, partially offset by a gain from the change in fair value of warrant liability of $0.8 million, a gain on extinguishment of debt of $0.1 million, and an increase in net operating assets of $4.0 million.

Financing activities

During the nine months ended September 30, 2022, financing activities provided $22.1 million of cash resulting from $22.6 million in net proceeds received by the Company from the issuance of common stock and preferred investment options in a private placement partially offset by $0.5 million of repayment of Relief Therapeutics loan.

During the nine months ended September 30, 2021, financing activities provided $63.5 million of cash, primarily resulting from $27.4 million in repayment of notes payable assumed in Merger,  $16.7 million in proceeds from issuance of common stock for exercise of warrant,  $11.1 million for the effect of the merger, net of transaction costs, $9.6 million in proceeds from issuance of common stock and exercise of stock options, partially offset by $1.1 million in repayment of notes payable assumed in Merger and $0.2 million in repayment of notes payable – related party.

Contractual Obligations and Commitments

See Note 8, Commitments and Contingencies, of the notes to NRx Pharmaceuticals’ unaudited condensed consolidated financial statements as of and for the three months ended months ended and nine months ended September 30, 2022 included elsewhere in this report for further discussion of NRx Pharmaceuticals' commitments and contingencies.

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

Earnout Cash Liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) the FDA approves the Company’s NDAs for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed in consideration of the uncertainties associated with the obligations. Because: (i) ZYESAMI

NIH Phase III trial was stopped due to futility, and (ii) NRX-101 Phase III trial has not yet started, management estimated the probability as of September 30, 2022 of achieving the required milestones for payment of the Earnout Cash to be de minimis and therefore, the September 30, 2022 Earnout Cash liability is zero. Changes in the estimated fair value of the Earnout Cash Liability are recognized as a gain or loss in the statements of operations.

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

Item 4. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2022. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2022.

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

In light of the previously noted material weakness, we are enhancing our processes and controls to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Additionally, management is in the process of performing a risk assessment that will identify areas of increased risk in both the financial statements and business processes such as complex transactions.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 6, 2021, Relief Therapeutics Holding AG (“Relief Therapeutics”) filed a complaint (the “Complaint”) in New York State Court (the “NYS Court”), claiming that the Company failed to honor its obligations under the collaboration agreement dated September 18, 2020 (the “Collaboration Agreement”). which was followed by a counter claim from the Company for breach and repudiation of the Collaboration Agreement by Relief Therapeutics.

On November 12, 2022, the Company and Relief Therapeutics entered into a Settlement Agreement and an Asset Purchase Agreement (“APA”), which are intended to resolve the parties’ claims. The parties have thirty (30) days to implement the terms of the Settlement Agreement and APA and achieve closing.  Upon closing, the parties will dismiss their respective claims.  Please See Section 14 - Subsequent Events for a description of the settlement arrangements.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+	Executive Employment Agreement, dated July 12, 2022, between NRx Pharmaceuticals, Inc. and Stephen Willard.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to Unaudited Financial Statements

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

NRX PHARMACEUTICALS, INC.

Date: November 14, 2022	By:	/s/ Seth Van Voorhees
Name: Seth Van Voorhees
Title: Chief Financial Officer
(Principal Financial Officer)