Form 10-K
period 2022-12-31
NRX Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on December 31, 2022, was $34,952,532 million.

As of March 29, 2023, the registrant had 71,557,580 shares of common stock outstanding.

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

Item 1. Business

Company Overview

NRx is a clinical-stage pharmaceutical company which develops, through its wholly-owned operating subsidiary, NeuroRx, Inc., (“NeuroRx”), novel therapeutics for the treatment of central nervous system disorders. Our strategy is to apply innovative science to known molecules in the pursuit of therapies for high unmet needs, including lethal conditions.

The company’s patent estate contains broad disclosure of the synergistic combination of NMDA and 5-HT2A antagonist drugs in the treatment of mental health disorders and chronic pain. The Company’s foundation product, NRX-101 (D-cycloserine/lurasidone), is being studied initially for the treatment of bipolar depression in patients with suicidality, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement (SPA), and a Biomarker Letter of Support by the U.S. Food and Drug Administration (the “FDA”). To the Company’s knowledge, NRX-101 is the only oral antidepressant demonstrated to reduce suicidal ideation in a phase 2 trial. NRX-101 is covered by four families of U.S. and foreign patents, including a composition of matter patent (U.S. Patent No. 10,583,138 and foreign counterparts).

Suicidal Bipolar Depression was chosen as an initial target for NRX-101 because of the well-defined population and extraordinary unmet medical need associated with this condition. However, non-clinical and clinical evidence suggests that DCS-based medicines may have broad use in the treatment of Post-traumatic Stress Disorder (PTSD) and Chronic Pain, in addition to their use in treatment of depression. These indications collectively affect more than 50 million Americans. Although DCS has been known for more than 70 years as an anti-infective, its propensity to cause psychedelic effects, together with challenges in maintaining drug stability, limited its use clinical use and by the year 2000, DCS was rarely used in the United States. The critical doses of DCS required to achieve a clinical effect in treatment of these conditions was not understood, prior to NRx’s recent patented discoveries.

The discovery that the psychedelic effects of DCS can be attenuated by the concomitant use of serotonin-targeted drugs creates a new life for this promising molecule, whose use was previously limited by hallucinogenic effects. The manufacture of DCS was similarly limited by propensity to form inactive dimers and trimers of the cycloserine ring and no modern manufacturing program was undertaken over the past 50 years. The Company has now modernized the required analytic methodology, achieved control over impurities as required for modern commercial drug manufacture, and solved the stability challenges in a manner that achieved five-year shelf stability in the Company’s phase 2 program and is on track to replicate that stability at commercial scale. These advances by the Company potentially open a broad area of drug development that is enabled by NRx’s extensive worldwide portfolio of 90 patents, 48 of which have been issued and the remainder remain under prosecution.

Prior to its 2021 public offering and Nasdaq listing, the Company attracted private capital sufficient to complete a phase 2 trial that earned Breakthrough Therapy Designation and a Special Protocol Agreement from the FDA but was not in a position to develop or manufacture NRX-101 at scale for broad clinical research. Following its initial public offering and two rounds of fundraising in 2021 and 2022, the Company had resources to transfer its offshore phase 2 drug development to a US manufacturing site, aligned with the FDA on manufacturing and CMC requirements for NRX-101, and for the first time produced ample supplies of NRX-101 in multiple dosage forms to support broad clinical trials and safety databases. The Company is now poised to complete a registration trial for NRX-101 in the treatment of Suicidal Bipolar Depression and to explore its broader use in the treatment of depression, PTSD and chronic pain.

NRx Products in Development

NRX-101

NRX-101 is a combined NMDA/5-HT2A-targeted medicine designed to address both depression and suicidal ideation, consisting of a patented, oral, fixed dose combination of D-cycloserine (DCS) and lurasidone. Currently, there are numerous atypical antipsychotic drugs targeting the 5-HT2A receptor, approved for treatment of bipolar depression. However, all are known to increase a side effect known as akathisia, which is closely linked to suicidal ideation and behavior, and all carry a black box warning on the label regarding the potential for increased risk of suicide. In contrast, DCS has been demonstrated in at least two clinical trials (Nierenberg 2022i, Chen 2019ii) to reduce suicidal ideation, a finding also demonstrated for ketamine (Abbar 2022iii, Grunebaum 2017iv). Because its effect is synergistic to the antidepressant effects of serotonin-targeted drugs and because of the specific effect on suicidal ideation, the NMDA receptor of the brain is increasingly viewed as a key target for treating depression and suicidality. To the Company’s knowledge, NRX-101 is the first investigational medicine to advance to Phase 3 for severe bipolar depression in patients with Acute Suicidal Ideation and Behavior (“ASIB”).

A safe, oral medicine for suicidal depression represents a key unmet medical need because the only currently approved treatment for this condition today is electroconvulsive therapy (ECT). Although the effects of NMDA antagonist drugs were first reported by Javitt in 1989, the development of NMDA-targeted medicines has been hampered by the known propensity of direct-acting NMDA-targeted drugs to cause neurotoxicity, addiction, psychedelic effects, and blood pressure elevation. Javitt discovered and patented the finding that when serotonin-targeted drugs are added to NMDA-targeted drugs, the hallucinogenic side effects of NMDA-targeted drugs are blocked and, at the same time, the NMDA component blocks the akathisia that is a known side effect of serotonin-targeted drugs – a side effect associated with suicidal ideation and behavior.

D-cycloserine, the NMDA-targeting component of NRX-101, is a mixed NMDA agonist/antagonist that has been demonstrated in nonclinical studies to have no potential for neurotoxicity or addiction. Although it may have psychedelic effects when given as monotherapy, psychedelic effects of DCS have not been seen in four different studies where DCS was administered together with serotonin-targeted drugs. Javitt additionally discovered and patented the finding that DCS is a mixed NMDA agonist/antagonist and a critical dose of DCS must be administered (in the region of 400mg – 500mg per day) in order to access its NMDA antagonist properties. This finding explains the failure of DCS to demonstrate clinical effects in a number of published trials at lower doses.

Although development of NRX-101 began in 2015, when NeuroRx, Inc. was privately funded, the COVID pandemic interrupted clinical development in March 2020 because of study site closures. The Company was hampered in continuing to manufacture its investigational product in China because of global supply chain and other international challenges. Accordingly, when the Company raised funds in February 2022 to reinitiate the psychiatric drug development program, a strategic decision was made to transfer all manufacture to the United States and to upgrade the Chemical Manufacturing Controls (CMC) level of NRX-101 to a commercial standard prior to entering phase 3 trials.

Manufacturing is a key component of drug approvals and current estimates suggest that more phase 3 biotechnology products fail or experience delays over manufacturing issues than over safety and efficacy. Moreover, registrational studies require either that the trial be conducted with commercial grade investigational product or compel the sponsor to conduct subsequent bridging studies to prove biological equivalence to commercial grade product.

In March 2022, the Company executed a tender process and selected Alcami (Wilmington, NC) as its manufacturing partner. Technology transfer was accomplished within 3 months and a first phase 3/commercial-scale batch was completed by August 2022. In October 2022 sufficient stability data were collected to submit the manufacturing information (IND Module 3) to FDA, which was reviewed without negative comment. The Company submitted a briefing document to FDA detailing the CMC and stability approach as part of a Type C meeting process. On January 10, 2023, FDA provided written feedback in lieu of a Type C meeting in dictating alignment with the FDA regarding its proposed registration manufacturing and stability plan.

On February 14, 2023, the Company announced its receipt of the written minutes of a Type B meeting held with the FDA held on January 11, 2023, to outline the clinical & preclinical requirements for registration of NRX-101. Overall, the FDA suggested expanding the safety data base of NRX-101 to allow for chronic/intermittent use of NRX-101, as well as a broadening of the addressable population of the indication (under the SPA or otherwise) to patients with severe bipolar depression and recent acute suicidality regardless of how the initial stabilization was achieved. This broader indication would enable the Company to potentially demonstrate the use of NRX-101 to maintain stabilization from acute suicidality in patients stabilized either with ketamine (NRX-100) or with other standard of care therapeutic approaches. FDA encouraged the Company to request a Breakthrough Therapy Planning Meeting for NRX-101, which we intend to accomplish in second quarter of 2023.

We initiated a new registrational study of NRX-101 for the treatment of severe bipolar depression with ASIB, a potentially lethal condition that currently takes the lives of thousands of Americans each year, after initial stabilization with NRX-100 (described below). We intend to use newly manufactured material that was manufactured using the expected commercial process. On January 3, 2023, the Company announced that its first clinical trial sites had been contracted for this study. Patient recruitment has not yet started for this study.

We are also conducting a clinical study for the treatment of severe bipolar depression in patients with sub-acute suicidal ideation and behavior (“SSIB”), an indication to which we now refer as “Suicidal Treatment Resistant Bipolar Depression.” The US population of patients with Suicidal Treatment Resistant Bipolar Depression is estimated to be between 700,000 and 1,000,000 people.  The DSMB reviewed the unblinded results of the first 50 patients randomized and treated in this study. The DSMB found no futility signal at this stage of the trial. Similarly, no safety signals were identified in association with NRX-101 and the DSMB recommended that enrollment in the trial continue as planned.  According to the study's statistical analysis plan, the failure to identify futility requires that a numerical advantage of the investigational drug relative to the comparator treatment must be observed by the DSMB. The DSMB will continue to monitor safety and efficacy in the trial. Based on the DSMB findings, together with the recent completion of Phase 3 commercial stage manufacture of NRX-101, the Company has upgraded the ongoing trial to a Phase 2b/3 trial whose results may be used in a future registrational filing, should the primary endpoint be met.

Based on the comments and guidance from the FDA in its recent Type B meeting regarding the registrational Acute Suicidality trial and a potentially broader indication, as well as the guidance it received from the DSMB regarding the ongoing Phase IIb/3 clinical study of NRX-101 for the treatment of severe bipolar depression in patients with SSIB, the Company is evaluating changes to its registrational program for NRX-101 and will seek to consolidate patients originally expected to enroll in the in the ASIB study into the currently enrolling Phase IIb/3 trial. This would potentially allow registration of NRX-101 for Suicidal Treatment-Resistant Bipolar Depression, regardless of the mechanism of stabilization.  With the FDA’s guidance to enroll patients for the acute (SPA) study in the outpatient setting only after stabilization, the design of this trial has effectively converged with the currently enrolling phase IIb/3 trial; patients within both groups are deemed to have treatment resistant bipolar depression with suicidality.  This broader indication may also offer significant advantages in commercialization, while negating the need for a separate NDA for ketamine in Suicidal stabilization. We expect top-line data from this consolidated trial in the first quarter of 2024.

Lastly, the Company will also continue exploring early signal-finding studies in PTSD and chronic pain.

NRX-100

NRX-100 is racemic ketamine, which is a generic anesthetic that has shown efficacy in some clinical studies of depression and suicidality. In the Company’s STABIL-B Study, NRX-100 was used for the initial stabilization of patients with bipolar depression who were also acutely suicidal, prior to receiving NRX-101 or lurasidone. The Company has opened an Investigational New Drug (IND) file with the FDA for the purpose of developing ketamine as a rapid induction agent in the treatment of Severe Bipolar Depression with Acute Suicidal Ideation and Behavior.

Zyesami

Between March 2020 and mid-2022, the Company engaged in the development of aviptadil acetate (ZYESAMI®) for the treatment of respiratory failure in COVID-19 under a collaboration agreement signed with Relief Therapeutics Holdings, AG. ZYESAMI initially showed promise when administered intravenously to patients with acute respiratory failure and demonstrated a statistically significant 2-fold decrease in mortality when administered in a randomized, prospective clinical trial. Significant improvement in survival and recovery was additionally demonstrated by Youssef in a prospective open-label trial conducted at Houston Methodist Hospital. These results were published by Youssef and coworkers in the peer reviewed literature.v This finding was deemed “hypothesis generating” by the US FDA because mortality was the declared secondary endpoint of the clinical trial and the primary endpoint, recovery from respiratory failure, was deemed to be near (P=0.08) but not sufficiently significant to warrant Emergency Use Authorization. The study further documented immediate improvement in levels of blood oxygen and decrease in inflammatory cytokines, evidence of biological activity.

A subsequent large multicenter conducted by the US National Institutes of Health was halted for futility in May 2020. Thus far, the NIH has not published results of the clinical trial. Two additional trials were conducted with inhaled aviptadil for treatment of earlier stages of respiratory failure. One trial, conducted by the Biomedical Advanced Research Development Authority of the US Department of Health and Human Services was similarly halted after hitting a futility endpoint. A second trial, sponsored by NRx was suspended following the first DSMB review of data for lack of funding under the Relief collaboration agreement. In 2022, we suspended our efforts to develop the pharmaceutical product, aviptadil acetate for all indications.

On December 20, 2022, the Company transferred to Relief all of the assets it used in its aviptadil development program. Relief now has the exclusive right to control, and the obligation to use commercially reasonable efforts to develop and commercialize, an aviptadil product. If successful, Relief is obligated to pay NeuroRx (i) milestone payments should Relief successfully obtain commercial approval of an aviptadil product (whether for COVID-19 or any other indication) and (ii) royalties based on a percentage of future sales of an aviptadil product (whether for COVID-19 or any other indication), up to a maximum of $30 million in the aggregate. In addition, Relief has agreed to use commercially reasonable efforts to continue the existing Right to Try Program for aviptadil in the U.S. for at least two years. Following the closing, Relief and NeuroRx dismissed their pending litigation.

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

About 10 years after the original discovery, it was learned that NMDA inhibition is the mechanism by which ketamine, dextromethorphan, and other NMDA antagonists exert their antidepressant effects. Javitt subsequently made the seminal observation that when an NMDA antagonist, specifically D-cycloserine (“DCS”), is combined with a traditional (serotonin-targeted) antidepressant or antipsychotic, the two drugs have a synergistic effect wherein antidepressant activity is enhanced, and side effects are decreased. The mechanism of this synergy has been demonstrated in multiple non-clinical models. The discovery has led to a broad patent portfolio now owned by us and to the development of NRX-101, the first investigational drug specifically targeting bipolar depression with suicidality.

History of our development of NRX-100/101

NRx was founded in 2015 by Drs. Jonathan Javitt and Daniel Javitt to develop drugs that aim to treat psychiatric disorders based on the initial discovery of the phencyclidine binding site on the NMDA receptor and the role of NMDA antagonists in schizophrenia and experimental psychosis. Javitt subsequently discovered a synergistic effect when NMDA antagonists are combined with inhibitors of the brain’s 5-HT2A receptor (e.g., SSRI antidepressants and atypical antipsychotic drugs). This synergy has now been demonstrated in both laboratory rodent behavioral experiments and in multiple Phase II clinical trials and resulted in a Composition of Matter patent awarded in the U.S. and multiple foreign jurisdictions. Javitt subsequently observed that when patients with depression were treated with DCS, an NMDA antagonist, in combination with antidepressants, they manifested increased antidepressant effect, but did not exhibit the hallucinations and other NMDA effects previously reported with DCS. He further observed that DCS appeared to reduce some of the antidepressant side effects (akathisia) common to all known serotonin-targeted anti-depressants.

Figure 1 Synergistic composition of matter in which drugs that inhibit the NMDA receptor block the akathisia caused by serotonin-targeted drugs and serotonin-targeted drugs, in turn, block the psychedelic effects of NMDA inhibitors. Basis for US Patent 10583138. Source: NeuroRx, Inc.

These patented discoveries support NRX-101, the first investigational oral antidepressant to be granted Fast Track designation, Breakthrough Therapy designation and a Special Protocol Agreement by the FDA for severe bipolar depression in patients with ASIB. NRx is engaged in the research, development and future commercialization of this and other products for the treatment of patients suffering from suicidal ideation in the setting of bipolar depression and major depressive disorder (“MDD”) as well as PTSD and potentially chronic pain. Drugs that inhibit the brain’s NMDA receptor without ketamine’s limitations, have generated substantial interest, and have been explored for the treatment of the above conditions since the finding that ketamine has potent effects in reducing depression and suicidal ideation. It is our view that NRX-101 and our intellectual property to combine different molecules may yield a competitive advantage to use NMDA-inhibiting drugs for this purpose, as other compounds may be limited by adverse elements such as neurotoxicity (with prolonged use), hallucinations, potential habituation (i.e., addictive properties), blood pressure elevations, and/or lack of oral bioavailability.

This synergy is a key discovery underlying the patent portfolio described below. The scientific findings showed that some of the side effects of an NMDA drug can be blocked by the 5-HT2A drug and, in turn, the NMDA component can block akathisia, a known side effect of 5-HT2A-blocking drugs which is known to predispose to suicide. This dual-targeted approach is a primary basis of our worldwide patent portfolio, which currently encompasses 38 pending applications, and 48 granted patents in multiple jurisdictions covering compositions of matter and methods of use (See “NRx Patent Portfolio”). The relevant patents and patent applications in this portfolio are either owned by NeuroRx, exclusively licensed to NeuroRx by Glytech, LLC (“Glytech”), a Delaware limited liability company solely owned by Dr. Daniel Javitt (the “Glytech License”), or exclusively licensed to NeuroRx by Sarah Herzog Memorial Hospital Ezrat Nashim (“SHMH”), a non-profit organization organized under the laws of the State of Israel (the “SHMH License”).

NeuroRx owns a U.S. composition of matter patent that covers NRX-101. Patents under the Glytech License, which cover compositions of matter (including NRX-101 and pipeline therapeutic candidates) and methods of use (including methods of using NRX-101 in the treatment of bipolar depression with suicidal ideation and in treating PTSD), have been granted in the U.S., Europe (including validation by 18 members of the European Patent Convention), Japan, Australia and China.

Additional patent applications under the Glytech License cover compositions of matter and methods of use of pipeline therapeutic candidates other than NRX-101 together with methods of use of NRX-101 in treating additional CNS disorders. These patents are pending in various locations including the U.S., Canada, Israel, Europe, Japan, Australia and China. Assuming all maintenance fees are timely paid in each jurisdiction and that the patents are not held invalid or unenforceable by a court or patent office, the patents licensed to NeuroRx by Glytech will expire in each jurisdiction in which they have been granted in 2033 (for the base NRX-101 patents) and 2038 (for the PTSD treatment patents). See “Summary of NRx Material In-licensing Obligations — NRX-100/101 — Glytech Development and License Agreement” for more information. We intend to seek patent extensions as allowed by law.

Patents under the SHMH License, which cover methods of use of DCS, alone or in combination with an antidepressant agent or an antipsychotic agent (including but not limited to lurasidone) in the treatment of depression, have been granted in the U.S. and Europe with additional patent applications covering similar subject matter pending in these countries and in Israel and Canada. Assuming all maintenance fees are timely paid in each jurisdiction and that the patents are not held invalid or unenforceable by a court or patent office, the patents licensed to NeuroRx by SHMH will expire in each jurisdiction in which they have been granted in 2032. See “Summary of NRx Material In-licensing Obligations — NRX-100/101 — Sarah Herzog Memorial Hospital License Agreement” for more information.

Background on the Indication

Bipolar disorder, formerly known as manic depressive disorder, is a well-established psychiatric diagnosis. According to the NIH, an estimated 2.8% of the US adult population had bipolar disorder in the past 12 months, and the lifetime prevalence is 4.4% of adults in the U.S. The risk of ASIB is uniquely high in patients during bipolar depressive episodes, compared to those with MDD, thought disorders, and personality disorders. Lifetime suicide behavior occurs in 25% to 56% of people with bipolar depression. It is possible that a significant portion of the approximately 48,000 deaths in 2021 from suicide in the U.S. were associated with bipolar depression. Substance abuse is high in this population and death due to drug overdoses are generally not counted as suicides. Furthermore, according to the CDC, the COVID-19 pandemic increased many of the risk factors for suicide. Patients with bipolar depression are 20-30 times more likely to attempt suicide than the general population. Some epidemiological study data suggests that over the course of 5 years, approximately 1 in 5 patients suffering from bipolar depression may attempt suicide or have serious thoughts about attempting suicide. The overall rate of death by suicide among bipolar patients is approximately 10-30 fold greater than that of the general population. Those who have attempted suicide are at significantly higher risk to experience another suicide attempt or die by suicide. Thus, ASIB in bipolar depression has uniquely lethal clinical characteristics.

Current Treatment Options for ASIB in Bipolar Depression

Despite its lethal characteristics, there are no approved pharmacologic treatments for patients with ASIB in bipolar depression. As a result, ECT, often combined with inpatient psychiatric care, remains the only FDA-approved treatment for patients with ASIB in bipolar depression, despite ECT’s well-documented side effects that include memory loss and confusion, along with its high cost. In recent years, several combined D2/5-HT2a antagonists have been shown to have efficacy in treating bipolar depression (olanzapine/ fluoxetine combination, quetiapine, lurasidone, cariprazine, lumateperone) with treatment guidelines endorsing common use as first-line standard-of-care treatment in acute bipolar depression. While these medications are effective at reducing overall symptoms of depression, they do not specifically reduce suicidal ideation, and may potentially increase the risk of suicide. In the two bipolar depression registration studies of lurasidone, individuals with active suicidal ideation were specifically excluded because of concerns regarding the possibility of exacerbating suicidality. Similarly, acutely suicidal patients are routinely excluded from clinical trials of other experimental anti-depressive agents. Thus, ASIB in bipolar depression represents a major unmet medical need that must frequently be treated with voluntary or involuntary hospitalization under highly supervised conditions and in some cases the use of ECT.

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

NMDAR-based Treatment for Bipolar Depression

NRX-101 is a dual-targeted sequential therapy regimen (the “NRx Pharmaceuticals Sequential Therapy”) originally consisting of an initial stabilization treatment with NRX-100 (intravenous ketamine) followed by 6-week treatment with NRX-101 (combined DCS and lurasidone). The treatment is intended for rapid stabilization of individuals with ASIB related to acute exacerbation of depressive symptoms in individuals with bipolar disorder, followed by longer term stabilization to permit resolution of the crisis. The drug is intended for treatment of both depression and ASIB in individuals with an acute depressive decompensation in bipolar disorder.

Rationale for NRX Sequential Treatment

NRX-100 is an intravenous infusion of ketamine administered to enable an initial rapid stabilization of patients with bipolar depression who are acutely suicidal. Once a patient who initially was acutely suicidal is sufficiently stable NRX-101 is administered. NRX-101 is a fixed-dose combination oral capsule composed of DCS and lurasidone used to maintain remission from acute suicidality in acutely depressed bipolar patients. Congruent with our strategy of applying innovative science to known molecules, the NRx Sequential Therapy takes advantage of the unique synergistic confluence of three FDA-approved drugs with long histories of use: DCS, lurasidone and ketamine.

DCS is a broad-spectrum antibiotic approved for the treatment of tuberculosis (Seromycin, or Cycloserine). DCS has been used in millions of patients and has a well-known safety profile. Its antidepressant effects were first noted as a serendipitous observation in individuals with co-morbid tuberculosis and depression receiving high-dose DCS treatment for anti-tuberculosis therapy and subsequently confirmed in a prospective investigation. However, these were not pursued further at the time because of the liability of DCS to induce significant psychotomimetic side effects when given at high dose. The interaction of DCS with the NMDA receptor was first demonstrated in 1989, leading to some interest in NMDAR blockers as potential antidepressant treatments. For example, both DCS and the related compound ACPC were shown to be active in mice, using the forced swim test for depression.

High-dose (>500 mg) DCS was subsequently shown to reduce persistent depressive symptoms in patients with MDD who were depressed despite treatment with approved antidepressant agents. A slow DCS titration was used, with 250 mg/dX3 days, followed by 500 mg/d for 18 days (i.e., until end of week 3); followed by 750 mg/day for 1 week (i.e., until end of week 4), followed by 1000 mg/day (i.e., until end of study). In the study (Figure 13), significant beneficial effects were observed in 13 subjects vs. placebo control with SSRI- nonresponsive depressive symptoms. The improvements were manifest within two weeks and persisted throughout the six-week treatment period. These data suggest a >0.9 effect size. Statistical separation between groups was observed by end of week 4, i.e., within 1 week of initiation of a dose >500 mg/day. An unexpected finding of the study was that psychotomimetic effects of combined DCS and antidepressants were minimal, suggesting unexpected synergy between the two components of the treatment.

Lurasidone is an atypical antipsychotic with approval for the treatment of depressive episodes associated with bipolar I depression in adults and pediatric patients (10-17 years old) as a monotherapy and as an adjunctive therapy with lithium or valproate in adults. It is also approved for the treatment of schizophrenia in adults and patients 13-17 years of age.

Ketamine HCl is a dissociative, rapid-acting general anesthetic for intravenous or intramuscular injection, approved for surgical anesthesia. Ketamine has shown in multiple randomized clinical trials the potential to rapidly reduce depressive symptoms and suicidal ideation. However, the clinical effect has been demonstrated to diminish three to seven days post-dose when used intravenously and two days post-dose when the S-enantiomer is delivered intranasally. Ketamine is classified as a schedule III substance under the Controlled Substances Act, due to its potential for addiction.

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

Figure 2 Effect of DCS on persistent depressive symptoms in MDD, when added to existing anti-depressants (Heresco-Levy et. al. 2013).

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

Preclinical Safety

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

We took advice from the FDA in 2016 and conducted a rodent neurotoxicity study according to a protocol agreed in advance between the FDA and NRx Pharmaceuticals. The combination of the drugs for the NRx Pharmaceuticals Sequential Therapy (DCS, lurasidone, and ketamine) were tested according to this protocol and found to have no evidence of neurotoxicity (Figure 3) demonstrating safety factors of 4-fold, 16-fold and 7.4-fold for ketamine, DCS, and lurasidone, respectively.vi Each of the proposed drugs has a long history of safe use in humans, and their adverse event profiles are well characterized.

Figure 3 Rodent neurotoxicity study showing “Olney lesions” induced by the NMDAR channel blocker MK-801 (right). No significant neurotoxicity was observed for DCS (left). Source: Jordan 2022

Direct channel-blocking NMDAR-targeted antidepressants have shown substantial propensity for addiction and abuse liability, a propensity that has not been seen with glycine site modulators. This propensity may be related to theories that have been advanced indicating that such agents also bind opiate receptors. DCS has also been investigated in a drug-abuse liability assay using intravenous self-administration. Both ketamine and S-ketamine are known to have significant abuse liability and support self-administration in rodents. Substantial abuse liability is also known in association with dextromethorphan. We conducted a rodent abuse liability study in which the relative abilities of ketamine, S-ketamine and DCS to support self-administration were investigated in animals trained to self-administer ketamine (Figure 4). As expected, both ketamine (gray bar) and S-ketamine (yellow bar) significantly replaced ketamine, consistent with high clinical abuse potential. DCS did not significantly replace ketamine in this assay, consistent with lack of reported clinical abuse despite >50 years of clinical use.

Figure 4 Relative effects of DCS and ketamine on rodent self-administration, showing a significant difference between ketamine and DCS, and no significant difference between DCS and saline. Source: Psychogenics, Inc.

Phase IIb/III Clinical Trial - Sequential Therapy (NRX-100 Followed by NRX-101) for the Treatment of Acute Suicidal Ideation and Behavior in Bipolar Depression: the STABIL-B Study

Study Design

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

Dosing: Target doses were used of 950 mg for DCS and 66 mg for lurasidone. Both compounds were titrated upwards over the initial 5-days of treatment. Flexible dosing was permitted to allow dose reduction for side effects, or dose increases for agitation.

Endpoints: The primary endpoint consisted of relative change in BDM score between NRX-101 and lurasidone. Secondary endpoints included suicidality, as reflect in both C-SSRS score and clinician-rated global suicidality impression score (“CGI-SS”) and relapse.

Study Results

Stage 1: 22 subjects entered Stage 1. 17 were assigned to IV ketamine (NRX-100) and 5 to saline. All subjects showed significant response to treatment and were entered into Stage 2.

Stage 2: Data were analyzed for the 17 subjects who responded to IV ketamine in Stage 1. These subjects were randomized to either NRX-101 (n=12) or lurasidone alone (n=5). Sequential treatment with ketamine/NRX-101 significantly reduced depression symptoms compared to sequential treatment with ketamine/lurasidone alone (P=.032) in a last-observation carried forward (“LOCF”) analysis. In a parallel MMRM analysis, a statistical difference of P=0.09 was observed between groups. In addition, there were no relapses during NRX-101 treatment (0/12, 0%) vs. 2 relapses in the lurasidone alone group (2/5, 40%). The between-group significance level of P=0.0735 was not significant but showed feasibility of detecting a difference with larger samples given a similar response pattern.

In LOCF analyses of secondary endpoints, a significant between-group difference was also observed both for C-SSRS (P=0.02) and for CGI-SS (P=0.019). These findings suggest clinically noticeable between-group differences in liability for return of suicidality following initial ketamine treatment. Both effects were non-significant (p =0.11; P=0.15) on MMRM analysis.

Figure 5: Change in depression score during Stage 1 and Stage 2 of the STABIL-B study. All subjects improved significantly in Stage 1. In Stage 2, subjects assigned to NRX-101 showed no significant worsening of depression, or reversion toward pre-Study 1 baseline. By contrast, significant worsening was observed in the lurasidone alone group. The mean difference in BDM score through day 42 was 7.7 points (P=0.032 between groups), which was considered a statistically large effect (d=1.60). Source: Nierenberg 2022

Table 1 Change in scores related to suicidal ideation and intent (C-SSRS and CGI-SS) during stage 2 of the STABIL-B study. When scores are analyzed using “Last Observation Carried Forward” (LOCF) a statistically significant difference favoring NRX-101 vs. lurasidone is observed.

No significant treatment-related safety issues were observed in either group, and no deaths were reported in the study. Plasma DCS levels achieved during the study were within the range expected based on prior human PK studies.

Study Interpretation

Overall, these results support continued development of NRX-101 for maintenance of clinical benefit in both depression and suicidality following initial successful treatment with IV ketamine. Significant group differences were observed on LOCF analysis for both depressive symptoms, which was the prespecified primary endpoint, and for suicidality, which was a pre-specified key secondary endpoint. For suicidality, significant LOCF differences were observed both for formal suicidality ratings obtained by certified raters and for clinical impression recorded by the treating physician, suggesting clinically meaningful effect.

The differences were significant in the MMRM analyses, suggesting an effect size in excess of 1.5, which if replicated would exceed the effect size seen with currently approved antidepressants. To increase the likelihood of a successful follow-on trial, NRx powered the phase 2 trial to detect an effect size of 0.72, approximately have the effect size observed in the STABIL-B study. This power analysis suggested a sample size of at least 62 patients and the Company adopted a final sample size of 72 patients to allow for dropouts and losses to follow up. Thus, the magnitude of expected between-group differences suggested that a sample size of 72 subjects would be sufficient to achieve clinical significance if half the effect size seen in the STABIL-B is observed.

Study Summary

We initiated a clinical research program of NRX-101 during the second half of 2017 under an FDA IND application that was granted Fast Track designation by the FDA in August 2017 and upon presentation of the results was granted Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement (SPA). We completed a Phase II clinical trial (the STABIL-B trial) of NRX-101 in 22 patients with severe bipolar depression and Acute Suicidal Ideation and Behavior (ASIB) following initial stabilization with a single dose of ketamine (NRX-100) and saw a statistically significant reduction in depression (P=0.04) and suicidal ideation (P=0.02) compared to lurasidone alone over 42 days of treatment. If this statistically-significant advantage is replicated in the Phase IIb/III clinical trial, under the terms agreed to with the FDA in our Special Protocol Agreement, or in a similar design as per the latest FDA guidance, we aim to submit an NDA to the FDA for the regulatory approval and commercialization of NRX-101 in the U.S. in 2023 and will evaluate our ability to submit to regulatory agencies in other regions or countries.

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

Analysis of the STABIL-B trial showed a statistically significant reduction in depression and suicidal ideation vs. the control group over 42 days. We commenced a pivotal Phase IIb/III clinical trial under an FDA Special Protocol Agreement of our lead product candidate, NRX-101, in 2019 and paused that study due to the pandemic. During this pause we advanced the commercial manufacture of NRX-101, transferring the manufacture from China to the USA. We concluded this transfer and have now generated clinical supplies of NRX-101 using the expected commercial manufacturing process. In 2022 we initiated a Phase II trial of NRX-101 in patients with bipolar depression with SSIB. As of late October 2022, this study is using these new manufactured clinical supplies. In January of 2023 we announced the initiation of a new Phase IIb/III clinical study under the SPA agreement. On February 13, 2023, we issued a press release announcing the receipt of the written minutes and feedback received from the FDA in a Type B meeting held on January 11, 2023. FDA guided the Company to broaden the overall clinical program of NRX-101 to include safety data that would enable the chronic/intermittent use of NRX-101, in accordance with the ICH requirements. ICH requirements should be 1500 patients in the short term, 300-600 patients for 6 months and at least 100 patients for 12 months. This could enable a pathway for the use of NRX-101 by a broader segment of the approximately 7 million individuals in the U.S. with Bipolar Disorder on a long-term basis. The Company is evaluating the timing and cost of expanding its clinical program to access this larger population, as well as the overall guidance provided by the FDA.

Phase IIb/III Clinical Trial - NRX-101 for the Treatment of Severe Bipolar Depression and Subacute Suicidal Ideation or Behavior

Our Phase IIb/III study was originally aimed at investigating the effects of NRx Pharmaceuticals Sequential Therapy with IV ketamine (NRX-100) following by combined DCS + lurasidone (NRX-101) vs. ketamine-lurasidone alone. This study uses a more rapid titration schedule for DCS than was used in STABIL-B, which permits proposed therapeutic dosing levels to be obtained more rapidly. Otherwise, the study methodology remains similar. The objective of the study is to replicate findings from both the Kantrowitz et al., 2015 study (NMDA Antagonists in Bipolar Depression; NCT01833897) and the STABIL-B trial showing rapid remission of symptoms on initial ketamine treatment, followed by maintained improvement throughout the 6-week NRX-101 treatment period. The primary hypotheses are that NRX-101 will be superior to lurasidone alone in maintenance of remission following initial successful stabilization with ketamine, as reflected both in a significant between-group separation on depression and suicidality scores as rated by the MADRS and C-SSRS scales, and in prevention of clinician-rated relapse. The study is being conducted under a SPA with the FDA, and the treatment has been granted breakthrough status. The study’s targeted enrollment of 72 subjects aged between 18-65 who will be randomized 2:1 to NRX-101 vs. lurasidone. Recruitment was halted in February 2020 due to concerns about COVID-19. Because of this pause, and our upcoming readiness of commercial drug supply, we are in the process of initiating a new study with the same protocol, though we are now evaluating this based on the latest FDA feedback. (See Item 1. Business/ Company Overview) This study will be using the aforementioned new drug supply manufactured in the U.S.

In the recent (January 11, 2023) Type B meeting with the Psychiatric Products Division (PPD) of the FDA, the PPD suggested broadening the recruitment of the study to include “recently suicidal” patients stabilized with ketamine and other standard of care approaches in order to broaden the potential label that might be assigned should NRX-101 demonstrate superiority over lurasidone in maintaining remission from depression and suicidal ideation.

Type C Meeting Guidance Received on January 10, 2023 from the FDA on the Chemistry, Manufacturing and Controls (CMC) Aspects of the NRX-101 Program

In response to a request for Type C guidance on the chemistry, manufacturing and controls (CMC) aspects of the NRX-101 program, FDA provided Written Responses on January 10, 2023. As previously announced in October 2022, an updated NRX-101 module 3 was submitted to add the intended commercial manufacturer to the IND. With FDA’s written response, it appears that NRx Pharmaceuticals has reached alignment with the FDA regarding its proposed registration manufacturing and stability monitoring plan. Accordingly, all clinical trials and expanded access programs being conducted with NRX-101 are now being conducted with investigational product manufactured to commercial standards.

Minutes from the Company’s Type B Meeting with the U.S. Food and Drug Administration’s Division of Psychiatry Products Held on January 11, 2023

The purpose of the meeting was to discuss requirements for submission of a New Drug Application for NRX-101. FDA noted in written correspondence that the Special Protocol Agreement (SPA), granted in April 2019 remains in effect. Additionally, the FDA suggested during the meeting that a broadening of the addressable population of the indication (under the SPA or otherwise) to patients with severe bipolar depression and Recent Acute Suicidality regardless of how the initial stabilization was accomplished could represent a more straightforward development program. This broader indication would enable the Company to potentially demonstrate the use of NRX-101 to maintain stabilization from suicidality in patients stabilized either with ketamine or with other standard of care therapeutic approaches. FDA noted that, should the results of such a study be driven primarily by subjects stabilized with ketamine, a New Drug Application for ketamine would also be required.

The FDA further guided the Company to broaden the study of NRX-101 to allow for chronic/intermittent treatment of patients with Bipolar Depression and suicidality. This could enable a pathway for the use of NRX-101 by a broader segment of the approximately 7 million individuals in the U.S. with Bipolar Disorder on a long-term basis. A portion of this population is already being addressed in the Company’s ongoing phase 2 trial, which recently passed its first Data Safety Monitoring Board (DSMB) safety review. Based on this guidance, the Company is considering expanding its current phase 2 clinical trial to a potential registration study now that the manufacture of phase 3/commercial-stage NRX-101 has been completed. The Company previously announced completion of a Type C meeting in which FDA agreed to the Company’s Chemical Manufacturing Control and stability program for drug manufacture.

The FDA further advised the Company that as a chronic, or chronic-intermittent treatment, the safety database requirement under ICH guidelines for NRX-101 should be 1,500 patients short term, 300-600 patients at 6 months and with at least 100 treated for 1 year. The Company is evaluating the timing and cost of this requirement to expand clinical access to this larger population. In addition to its ongoing clinical trials, the Company is planning to augment its safety database via an expanded access program, which could be supported by the availability of its new manufacturing capabilities for NRX-101 and is expected under federal law governing Breakthrough Therapy Designation. The Company will seek cost reimbursement for operating this Expanded Access Program as permitted under current FDA regulations.

In related comments, the FDA accepted the Company’s rationale for deferring pediatric and adolescent studies with NRX-101 until after drug approval and advised the Company to include this rationale in its regulatory filings. The FDA will consider the Company’s submission of an Advice Request to evaluate waiving or deferring chronic carcinogenicity testing as a post-approval commitment. Finally, the FDA’s Controlled Substances Staff advised the Company to closely monitor abuse-related adverse events and possible cases of abuse during clinical trials.

Data Safety Monitoring Board (DSMB) Review of NRX-101 for the Treatment of Severe Bipolar Depression and Subacute Suicidal Ideation or Behavior

Safety

In February 2023, the Company reported the recommendations of an independent Data Safety Monitoring Board (DSMB) which reviewed the safety findings of the first fifty enrolled participants in the Company’s phase II clinical trial of NRX-101 for the treatment of severe bipolar depression and subacute suicidal ideation or behavior (www.clinicaltrials.gov NCT NCT03395392). Based on a safety analysis of the first 50 enrolled patients, the DSMB recommended that enrollment in the trial continue as planned and identified no drug-related Serious Adverse Events or other safety issues of concern.

Efficacy

In March 2023, the Company reported the recommendations of the DSMB which reviewed the initial efficacy findings for the enrolled participants in the Company’s phase II clinical trial of NRX-101 for the treatment of severe bipolar depression and subacute suicidal ideation or behavior. The DSMB found no futility signal at this stage of the trial and the DSMB recommended that enrollment in the trial continue as planned.   According to the study's statistical analysis plan, the failure to identify futility requires that a numerical advantage of the investigational drug relative to the comparator treatment must be observed by the DSMB. The DSMB will continue to monitor safety and efficacy in the trial.

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

We believe that NRX-101 possesses potential development advantages over competing solutions. These include:

•	Initial focus on bipolar depression with suicidal ideation and behavior. Competitors’ pipeline products are focused on MDD and exclude bipolar patients from clinical trials. Patients with active suicidal ideation were routinely excluded from the clinical trials of those medicines currently approved for the treatment of bipolar depression.
•	Lack of habituation and addiction. Ketamine and esketamine are DEA schedule III controlled substances and known to be potentially highly addictive. Preclinical habituation studies show no addiction potential for DCS (the NMDA component of NRX-101) and there is no reported history of abuse of DCS in more than 60 years of human use.
•	Hallucinations and vomiting have not been a concern in our clinical studies with NRX-101. Ketamine and some of its derivatives have been associated with hallucinations and other dissociative side effects in numerous clinical studies. Ketamine and esketamine must be administered under medical supervision. For intranasal esketamine (an approved intranasal ketamine derivative for psychiatric use) blood pressure spikes, nausea and vomiting are frequent adverse events. Its label requires the drug to be administered under medical supervision and monitoring of blood pressure.
•	Our preclinical studies showed no neurotoxicity: Ketamine and other NMDA blocking drugs have the potential to cause brain cell death when abused / used over extended periods of time and recent FDA guidance requires that proposed NMDA-targeted antidepressants prove the lack of neurotoxicity in histological studies.

Additional indications for NRX-101

Depression and other symptoms of Post-traumatic Stress Disorder

Post-traumatic Stress Disorder (PTSD) affects 13 million Americans and 5 of every 100 adults in the US has PTSD in any given year.vii PTSD is frequently accompanied by Depression.  However, the hallmark of PTSD is recurrent memories of the traumatic event, often called “flashbacks,” that may lead to avoidance behavior, negative thoughts, hyperarousal, and suicidal ideation.  Although there are several serotonin-targeted medicines that are indicated for use in PTSD, no serotonin-targeted antidepressant has demonstrated an effect in extinction of fear memory in patients. Recently, Sala and coworkers demonstrated the extinction of fear memory in a rodent model of PTSD.viii The same rodent model was implemented by NRx to study the effects of NRX-101 on fear memory extinction.

Figure 6: Effect of DCS (dark blue) and NRX-101 (light blue) in extinction of Fear Memory in the WKY rodent model.
Data on File, NRx Pharmaceuticals, Inc.

A small clinical trial was conducted by de Kleine and coworkers in which a low dose of DCS (50 mg/day) demonstrated an augmentation of response to psychotherapy for PTSD.ix In a related editorial, Krystal suggested, “some provocative findings suggest that when fear extinction takes place during D-cycloserine administration, usual forms of neuroplasticity are enhanced and additional forms of neuroplasticity are recruited that may enhance extinction and protect against reinstatement.x

Figure 7 Estimated model means for self-reported posttraumatic stress disorder symptom scores (Posttraumatic Stress Symptom Scale—Self Report; PSS-SR) per completed session for the completer subgroups, with errors bars indicating standard errors. DCS, D-cycloserine (source: deKleine, et. al. 2012)

Javitt demonstrated in animal models that for DCS to maximize its effect on fear memory, plasma dosages in excess of 25µg/mL, must be achieved, which represents an oral dose in excess of 500mg/day. As noted in US patent 10881665B2, low dose DCS did not demonstrate a beneficial effect on fear memory (freezing behavior), while a dose of DCS sufficient to reach this plasma threshold did produce a significant reduction in freezing behavior.

The Company’s 2022 completion of phase 3/commercial-scale NRX-101 manufacturing enables clinical trials of NRX-101 for the treatment of PTSD under FDA Good Clinical Practices.

Potential application to treatment of Chronic Pain

Chronic pain is commonly defined as pain that lasts beyond 3 months and extends past normal tissue healing time. Between 18% and 34% of Americans are believed to suffer from chronic pain.xi The use of opiates to treat chronic pain has led to a national crisis resulting in widespread addiction and death. Few alternatives to opiates have emerged that both treat chronic pain and potentially decrease craving for opiates among chronic pain sufferers. Recent epidemiologic studies indicate that Chronic Back Pain is the leading cause of disability in the US and the seventh leading cause worldwide.xii

Various non-clinical studies have suggested that NMDA antagonist drugs may be useful in treating animal pain models. Intravenous ketamine has been widely used off-label to treat chronic pain at doses similar to those used in depression studies. A meta-analysis of 7 studies representing 94 participants demonstrated a consistent improvement in pain score but a consistent finding of nausea and psychomimetic effects associated with ketamine administration.xiii

A pilot study of D-cycloserine in the treatment of chronic pain was undertaken by Schnitzer and coworkers in patients with chronic low back pain.xiv The study randomized 41 participants to a placebo-controlled dose-escalation study of 100mg, 200mg, and 400mg (each dose for two weeks) vs. placebo. The primary outcome measure was back pain intensity on a 1-10 numeric rating scale. The study was deemed not to have met its primary endpoint to detect a difference between DCS and placebo over 6 weeks. However, post-hoc analysis demonstrates a significant difference between baseline and six weeks (P<0.01), which is the point in time that the 400mg DCS dose was reached. (see figure 8)

Figure 8: Back pain intensity ratings over a six-week, dose escalating, placebo or DCS treatment in CBP. (a) Across subject averageback pain, assessed on the primary outcome measure of 0–10 numeric rating scale. (b) Within subject change in pain, relative to baseline, using the 0–10 numeric rating scale. Error bars are SEMs. (Source Schnitzer 2016xiv.)

Although the authors expressed the post-hoc clinical effect in terms of time from baseline, the observation that DCS did not demonstrate an NMDA-antagonist effect until the critical threshold documented in the NRx patent portfolio was reached is consistent with our understanding of the DCS mechanism of action. In 2023 the Company may initiate a pilot study in the treatment of chronic pain using NRX-101 at daily dosages that exceed 500mg/day of DCS. The Company’s 2022 completion of phase 3/commercial-scale NRX-101 manufacturing enables clinical trials of NRX-101 for the treatment of chronic pain under FDA Good Clinical Practices.

NRX-100 (ketamine)

The Company has not initiated large-scale research involving the use of ketamine for rapid induction and has taken advice from FDA regarding the more straightforward development path that can be achieved if the Company pursues the labeling of NRX-101 in “recently suicidal patients following stabilization.”  However, the demonstration that ketamine can achieve stabilization of those with acute suicidal ideation in bipolar depression provides potentially important insight into the potential value of oral NMDA antagonists in the treatment of this condition.

A randomized controlled trial of ketamine in the treatment of suicidal ideation among patients with bipolar depression was conducted at Columbia University under NIH funding. A statistically significant and clinically meaningful improvement in suicidal ideation was seen on the Beck’s Scale for Suicidal Ideation within 24 hours of infusion with ketamine, compared to midazolam an active comparator.

Figure 9: Suicidal ideation severity during a randomized trial of sub-anesthetic intravenous ketamine or midazolam control infusion in bipolar depressed participants with clinically significant suicidal thoughts. The figure depicts change in severity measured using the Beck Scale for Suicidal Ideation (SSI) from baseline to 24 hours after infusion. Error bars represent ± one standard error of the mean (SEM). Source Grunebaum 2017iv.

A randomized, controlled multicenter trial was conducted at 8 French hospitals by Abbar and coworkers.3 Participants with acute suicidal ideation associated with bipolar depression, major depressive disorder, and other disorders were randomized to receive either ketamine or placebo infusion. Overall, the study demonstrated that 63% of ketamine-infused participants vs. 31% of placebo-infused participants achieved remission from suicidal ideation at day 3 (P<.01). However, the finding was most pronounced for the subset of participants with bipolar depression (85% vs. 28%; P<.001) with an Odds Ratio of 14 for ketamine vs. placebo.

Summary of results from multicenter trial of ketamine vs. placebo in hospitalized patients with suicidal depression. The overall odds ratio of 3.7 (P<0.001) was largely driven by the 14 fold increased odds of remission from suicidal ideation seen among the subgroup with bipolar depression (P<.001). Source Abbar 2022.

In addition to providing a basis for developing ketamine as an induction drug for treatment of suicidal ideation in bipolar depression, the above clinical findings provide important clinical support for the use of NMDA-antagonist drugs in the treatment of this condition.

Additional Potential Psychiatry Products

Our intellectual property estate enables us to pursue additional combinations of known molecules, including dextromethorphan, d-methadone, and other named NMDA antagonists. The majority of patients with depression have MDD. Additionally, PTSD is an area of high unmet need for which there are very few pharmacological treatment options. PTSD can also be associated with suicidality and depression, in particular severe PTSD. Whereas episodes of depression in bipolar disorder are episodic and tend to resolve in two to three months, depression is a chronic feature of MDD, and it can also be associated with PTSD. NRX-102, is a potential new product in which we expect to pair a fixed dose combination of DCS with Mirtazapine, a currently approved antidepressant. In the 2013 Phase II study, clinical data demonstrate the potential efficacy of DCS in combination with an SSRI antidepressant versus an SSRI antidepressant alone in treating patients with treatment resistant MDD. We expect to resume the exploratory preclinical development of NRX-102. Further, we have identified additional 5-HT2A antagonists that may be appropriately paired with DCS. We are also further guided by preclinical data disclosed in our patents and publications which demonstrates that DCS may inhibit the akathisia induced by SSRI antidepressants.

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

References

[i]

Nierenberg A, Lavin, Javitt DC, et. al. NRX-101 (D-cycloserine plus lurasidone) vs. lurasidone for the maintenance of initial stabilization after ketamine in patients with severe bipolar depression with acute suicidal ideation and behavior: A randomized prospective phase 2 trial. doi: https://doi.org/10.1101/2022.08.11.22278658

[i]i

Chen MH, Cheng CM., Gueorguieva R, et. al. Maintenance of antidepressant and antisuicidal effects by D-cycloserine among patients with treatment-resistant depression who responded to low-dose ketamine infusion: a double-blind randomized placebo-control study. Neuropsychopharm 2019;33:2112-2118.

[i]ii

Abbar M, Demattei C, El-Hage W, et. al., Ketamine for acute treatment of severe suicidal ideation: double blind, randomized placebo-controlled trial. BMJ 2022;376:e067194 | doi: 10.1136/bmj-2021-067194

[i]v

Grunebaum MF, Ellis SP, Keilp JG., et al., Ketamine vs. midazolam in bipolar depression with suicidal thoughts: A pilot midazolam-controlled randomized clinical trial. Bipolar Disorders 2017;00:1-8. https://doi.org/10.1111/bdi.12487

[v]

Youssef JG, Lavin P, Schoenfeld DA, et. al. The use of IV Vasoactive Intestinal Peptide (Aviptadil) in patients with critical COVID-19 respiratory failure: Results of a 60-day randomized controlled trial. Cri Care Med 2022;50(11)1545-1554.

[v]i

Jordan W, Siegel R, Kumar R, Javitt J. NRX-101, a rapid-acting antidepressant does not cause neurotoxicity following ketamine administration in preclinical models.https://www.biorxiv.org/content/10.1101/2022.06.18.
496662v1

vii	https://www.ptsd.va.gov/understand/common/common_adults.asp#:~:text=About%205%20out%20of%20e very,some%20point%20in%20their%20life

viii

Sala N, Paoli C, Bonifacino T., et. al., Acute ketamine facilitates fear memory extinction in a rat model of PTSD along with restoring glutaminergic alterations and dendritic atrophy in the prefrontal cortex. Front Pharmacol 2022;13: https://doi.org/10.3389/fphar.2022.759626

ix

Kleine RA, Hendriks GJ, Kusters WJ, Broekman TG, Minnen A. A randomized placebo-controlled trial of D-cycloserine to enhance exposure therapy for post-traumatic stress disorder. Biol Psychiatry 2012;71:962-968.

[x]

Krystal JH. Enhancing prolonged exposure therapy for posttraumatic stress disorder with D-cycloserine: further support for treatments that promote experience-dependent neuroplasticity. Biol Psych 212;71:932-934.

xi	Yong RJ, Mullins PM, Bhattacharyya N. Prevalence of Chronic Pain among adults in the United States. Pain 2022;163:e328-e363.
xii	Murray CJ, Lopez AD. Measuring the global burden of disease. N Engl J Med 2013;369:448-457.
xiii	Orhurhu V, Orhurhu MS, Bhatia A, Cohen SP. Ketamine infusions for chronic pain: A systemic review and meta-analysis of randomized controlled trials. Chron Pain Med 2019;129(1):241-254.
xiv

Schnitzer TJ, Torby S, Herrmann K, Kaushal G, Yeasted R, Apkarian AV. A randomized placebo-controlled pilot study of the efficacy and safety of D-cycloserine in people with chronic back pain. Mol Pain 2016;12:
1-8.

Summary of NRx Material In-licensing Obligations

NRX-100/101

Glytech Development and License Agreement (“Glytech DLA”)

The Company was founded based upon a development agreement with Glytech, a Company founded by Daniel Javitt. The initial Glytech development agreement was signed on August 6, 2015, and subsequently amended on May 2, 2016, October 19, 2016, June 13, 2018, April 16, 2019, December 31, 2020, August 6, 2022, November 6, 2022 and January 31, 2023.

The License

Pursuant to the Glytech DLA, Glytech granted to NeuroRx an irrevocable, perpetual, exclusive (even as to Glytech) royalty-free license, with the right to sublicense, to use the Licensed Technology (as defined below) to develop, manufacture and offer for sale drug products for the treatment of depression and suicide associated with bipolar disorder in humans, including all products containing (a) DCS (including metabolites and structural variants thereof) combined with an antidepressant agent or an antipsychotic agent (including but not limited to lurasidone), or (b) DCS (including metabolites and structural variants thereof) for treatment of all types of bipolar, depressive and/or anxiety disorders and/or symptoms thereof. The key composition of matter patent (U.S. Patent No. 10,583,138) that supports NRx was assigned to us by Glytech in January 2021 and is no longer the subject of a license grant under the Glytech DLA; and (2) Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology (as defined below) which are not essential for the manufacture or sale of NRX-101 to NRx for no additional consideration at any time upon receipt of written notice from us if, on or prior to March 31, 2023, (i) the value of the Glytech equity holdings in NRx (the “Glytech Equity”) has an aggregate value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days). The Company is working with Glytech to extend this option.

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

Sarah Herzog Memorial Hospital License Agreement

The initial clinical trial of D-cycloserine was conducted by Drs. Uri Hersco-Levy and Daniel Javitt at the Sarah Herzog Memorial Hospital (SHMH) in Jerusalem and resulted in a patent owned by SHMH in which Heresco-Levy and Javitt share inventorship. NeuroRx entered into an Exclusive License Agreement with SHMH, dated April 16, 2019 (the “SHMH License Agreement”).

The License

The SHMH License Agreement grants NeuroRx an exclusive, worldwide, royalty bearing license to U.S. Patent No. 9,789,093, certain patent applications pending at that time as well as subsequently filed patent applications in the same priority families, and patents issuing therefrom, including corresponding foreign patents and patent applications (together, the “Licensed Patents”), to develop, manufacture, offer for sale and otherwise commercialize drug products for the treatment of depression and suicide associated with bipolar disorder in humans, including certain products containing (a) DCS (including metabolites and structural variants thereof) combined with an antidepressant agent or an antipsychotic agent (including but not limited to lurasidone), or (b) DCS (including metabolites and structural variants thereof) ((a) and (b) collectively the “Licensed Products”) for treatment of all types of bipolar, depressive and/or anxiety disorders and/or symptoms thereof. We have the right to grant sub-licenses, subject to the agreed sub-licensing procedure, but are liable to SHMH for any breaches of a sub-license by a sub-licensee.

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

Royalties

A royalty in an amount equal to: (a) 1% of revenues from the sale of any product incorporating a Licensed Product when at least one Licensed Patent remains in force, if such product is not covered by a Valid Claim (as defined below) in the country or region in which the sale occurs, or (b) 2.5% of revenues from the sale of any Licensed Product that is covered by at least one Valid Claim in the country or region in which such product is manufactured or sold. A “Valid Claim” means any issued claim in the Licensed Patents that remains in force and that has not been finally invalidated or held to be unenforceable. The royalty rates above may be doubled if we commence a legal challenge to the validity, enforceability or scope of any of the Licensed Patents during the term of the SHMH License Agreement and do not prevail in such proceeding.

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

Our exclusive rights under the Licensed Patents are at risk if we fail to fulfill our payment and other obligations under the SHMH License Agreement, including the obligations described above. We are currently in compliance with our obligations under the SHMH License Agreement.

SHMH Termination Rights

The term of the SHMH License Agreement continues until the expiration of the last-to-expire Licensed Patent or a final judgment of invalidity or unenforceability of the last Licensed Patent.

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

As of the date hereof, we have not received any notice from SHMH alleging any material breach of the SHMH License Agreement by NRx.

NRx Patent Portfolio

I.	Glytech-licensed Patents/Patent Applications

Jurisdiction	Patent/Appl. No.	Status/Notes
USA	9,737,531	Granted
USA	9,486,453	Granted
USA	10,660,887	Granted
European Patent Convention	EP 2 872 139	Granted; validated in France, Germany, Ireland, Italy, Netherlands, Poland, Portugal, Spain, Great Britain
European Patent Convention	EP 3 263 108	Granted; validated in France, Germany, Ireland, Italy, Netherlands, Poland, Portugal, Spain, Great Britain
Japan	JP 6416762	Granted
Australia	AU 2013288827	Granted
Australia	AU 2018203371	Granted
China	CN 104507477	Granted
China	CN 107875389	Granted

USA	16/166,101	Pending
Israel	IL 271371	Pending
USA	16/812,382	Pending
European Patent Convention	EP 18731195.6	Pending
Japan	JP 2019-568331	Pending
Canada	CA 3,067,162	Pending
Australia	AU 2018284335	Pending
Brazil	BR 11 2019 026449 3	Pending
China	CN 201880051813.X	Pending
Georgia	GE AP201815254	Pending
Mexico	MX/a/2019/015120	Pending
South Korea	KR 10-2020-7000844	Pending
South Africa	ZA 2019/08616	Granted
New Zealand	NZ 760542	Pending
Israel	IL 270916	Pending
USA	17/586,828	Pending
Japan	JP 2019-564867	Pending
Canada	CA 3,064,846	Pending
Australia	AU 2018274767	Pending
Brazil	BR 11 2019 024802-1	Pending
China	CN 201880048653.3	Pending
Georgia	GE AP201815247	Pending
Mexico	MX/a/2019/014113	Pending
South Korea	KR 10-2019-7038209	Pending
South Africa	ZA 2019/08617	Granted
New Zealand	NZ 760544	Pending

II.	SHMH-licensed Patents and Patent Applications

Jurisdiction	Patent/Appl. No.	Status/Notes
USA	9,789,093	Granted
Europe	EP 2 670 409	Granted; validated in Switzerland, Germany, Spain, France, Great Britain, Ireland, Italy, Netherlands
USA	17/502,606	Pending
USA	11,013,721	Granted
Canada	CA 2,826,180	Granted
Israel	IL 227611	Granted

III.	NeuroRx-owned Patents and Patent Applications

Jurisdiction	Patent/Appl. No.	Status/Notes
USA	10,583,138	Granted

Manufacturing Agreements

As part of our agreement with Relief Therapeutics we have transferred all manufacturing rights and know-how that we acquired for ZYESAMI (aviptadil) to Relief, including our collaborations with Nephron Pharmaceuticals and Alcami as contract manufacturers, and with the Polypeptide Group as a supplier of active pharmaceutical ingredient (“API”). The ZYESAMI manufacturing contract with Alcami does not affect our ability to contract with Alcami for other purposes.

The Company has established a manufacturing agreement with Alcami for the manufacturing of NRX-101. This enabled the technology transfer of manufacturing processes previously done in China to the U.S. In October of 2022 the Company submitted a Module 3 IND amendment to the FDA, allowing it to manufacture clinical supplies in the U.S.

Cardinal Health Distribution Agreement

We have entered into an Exclusive Distribution Agreement with Cardinal Health 105, Inc. (“Cardinal Health”), with an effective date of September 25, 2020 (the “CHDA”). Under the CHDA, we appointed Cardinal Health as the exclusive third-party logistics distribution agent, and as an authorized distributor, of certain NRx’s products (the “Products”) in the U.S. and its territories, possessions, and commonwealths. Although this contract was initially signed in connection with the distribution of ZYESAMI, this agreement remains in place, as it could enable our distribution for NRX-101.

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

Implications for NRX-100/101

We have filed INDs and the FDA has accepted INDs 134025 and 129194 for NRX-100 and NRX-101 respectively. The FDA has advised us that no further preclinical studies are needed for submission of an NDA for NRX-100. The FDA has advised us and we have agreed that a genotoxicity study and a non-clinical maternal/fetal study for potential fetal effects are required prior to filing of an NDA for NRX-101. Furthermore, drugs that are potentially used chronic or chronic/intermittently do need to show preclinical carcinogenicity studies.  Based on our latest FDA interactions we may be required to do so, even if our initial target indication is for 6 weeks. However, FDA indicated that they would review our request for an exemption, which we intend to submit.

Clinical Trials

Clinical trials involve the administration of the IND to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, and review and approval by an Institutional Review Board (IRB). Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, a central or local IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial, including any changes, while it is being conducted. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the NIH for public dissemination on their clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential Phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. In Phase II, the drug typically is administered through well-controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase III, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product. Furthermore, depending on the expected use of a drug (e.g., acute, intermittent, chronic), regulatory requirements may include a safety database that goes beyond the number of subjects in the efficacy studies.

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

Progress reports and other summary information detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if certain unexpected Serious Adverse Events occur or other significant safety information is found. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or the trial is not being conducted in accordance with the applicable regulatory requirements or the protocol. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (DSMB) or data monitoring committee (DMC). This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Implications for NRX-100/101

In the case of NRX-100/101, the FDA has agreed with us in writing that the investigational product meets the standards for a 505.b.2 (commonly called drug-repurposing) pathway, whereby the extensive safety literature regarding the individual components of NRX-101 may be cited in lieu of repeating various preclinical and Phase I clinical studies.

Because of examples in recent years where sponsors have received Complete Response Letters based on lack of agreement with the FDA regarding the research path required for NDA submission, we worked collaboratively with the FDA for one year in order to negotiate a Special Protocol Agreement (“SPA”) that would govern the development of NRX-101 and would define the Phase III trial required for the target indication., should the clinical trial be successful. This SPA was issued to us in April 2018 and defines the single clinical trial required for submission of NRX-101 for treatment of bipolar depression with acute suicidal ideation or behavior. In addition to the defined requirements in the SPA, FDA may require additional clinical safety data, especially if the use of the drug could be intermittent or chronic/intermittent as deemed by the FDA. As mentioned before, we recently received written guidance from the FDA that the Company is evaluating.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent marketing approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, accelerated approval, priority review and Breakthrough Therapy (as defined below) designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information.

In some cases, a Fast Track product may be eligible for accelerated approval or priority review.

The FDA may give a priority review designation to drugs that are intended to treat serious conditions and provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A priority review means that the goal for the FDA is to review an application in six months, rather than the standard review of ten months under current PDUFA guidelines. These six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs, which typically adds approximately two months to the timeline for review and decision from the date of submission. Products that are eligible for Fast Track designation may also be considered appropriate to receive a priority review.

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

Regulation under the Drug Enforcement Administration

We are required to evaluate the abuse potential of our product candidates. If any of our product candidates are considered controlled substances, we will need to comply with additional regulatory requirements. NRX-100 (ketamine) is a controlled substance with high abuse potential. Both components of NRX-101 are approved drugs (DCS and lurasidone) and neither is a controlled substance. We have completed abuse liability studies for DCS and identified no abuse potential.

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

The FFDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well- controlled clinical trials necessary to demonstrate safety and effectiveness.

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

•

We need to raise additional capital to operate our business. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue as a going concern or complete our product development.

•	NRX-101 is in clinical testing and we cannot predict with any certainty if or when we might submit an NDA for regulatory approval.

•	We have not yet scaled manufacturing of our drug products to levels that are required for sustained sales.

•	The Company has been, and may become involved in, disputes, claims, arbitration and litigation.

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

• We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.

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

•

If the Company pursues development of our NRX-100 drug candidate, the use of a controlled substance subjects us to DEA scrutiny and compliance, which may result in additional expense and clinical delays, and may generate controversy. In addition, the use of controlled substances may limit the availability of the active ingredients needed for NRX-100.

•	Modifications to our products may require new NDA approvals and some of our other product candidates will require Risk Evaluation and Mitigation Strategies.

•	Our business relies on certain licensing rights that can be terminated in certain circumstances.

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

•

We qualify as a “smaller reporting company” within the meaning of the Securities Act, which could make our securities less attractive to investors and may make it more difficult to evaluate our performance.

•

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

•

Certain of our stockholders have effective control of NRx, and their interests may conflict with NRx’s or yours in the future. We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, we continue to rely on certain exceptions from corporate governance standards.

•

If we fail to meet the applicable continued listing requirements of NASDAQ Global Market, NASDAQ may delist our common stock, in which case the liquidity and market price of our common stock could decline.

• We do not intend to pay dividends on our Common Stock for the foreseeable future.

Risks Related to an Early-Stage Company

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year since inception, including net losses of $93.1 million and $39.8 million for the years ended, December 31, 2021, and 2022, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts, clinical trial programs and future sales and marketing efforts.

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

We need to raise additional capital to operate our business. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and we may not be able to continue as a going concern.

We are a company focused on product development and have not generated any product revenues to date. Until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. We had cash and cash equivalents of approximately $20.1 million as of December 31, 2022, and the Company raised an additional $2.9 million, before fees and other costs, through an offering in March 2023. However, we will need to continue to seek capital from time to time to continue the development and potential commercialization of our product candidates, including any expansion of our clinical programs to facilitate a larger safety database for the use of NRX-101 as a chronic, or chronic-intermittent, treatment as advised by FDA in our recent Type B meeting, and to acquire and develop other product candidates. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and potential commercialization of our product candidates during calendar year 2023. We may raise capital through future share offerings, the issuance of debt instruments and grant monies. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred depression treatment. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

We may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations and we may be unable to complete planned nonclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities, reduce overhead, or be unable to continue as a going concern. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

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

Risks Related to Our Business and Industry

NRX-101 is still in Phase II/III of clinical testing.

NRX-101 is in Phase IIb/III of clinical testing with Breakthrough Therapy designation, a Biomarker Letter and a Special Protocol Agreement issued by the FDA on April 20, 2018.  A Special Protocol Agreement is a mechanism by which the FDA indicates that the proposed clinical trial, if successful, will be adequate to support an application for drug approval. FDA approval requires that a drug candidate complete a Phase III study program, which tests the safety and efficacy of the drug candidate on a large sample of patients. We are conducting a new registrational study of NRX-101 for severe bipolar depression in patients with ASIB after initial stabilization with NRX-100 (ketamine). We are using newly-manufactured material that was manufactured using the expected commercial process. In addition, we have initiated a Phase II clinical study for bipolar depression with sub-acute suicidal ideation and behavior. This population is significantly larger than the Bipolar Depression population with ASIB, and does not require initial stabilization with NRX-100. On January 3, 2023, the Company announced that its first clinical trial site had been contracted for a Phase 3 clinical trial of NRX-101 for the treatment of Severe Bipolar Depression in patients with Acute Suicidal Ideation and Behavior, a potentially lethal condition that currently takes the lives of thousands of Americans each year. Because NRX-101 is a Breakthrough Therapy, we anticipate being able to file a New Drug Application (“NDA”) based upon a single, successful Phase III trial. While we cannot predict with any certainty if or when we might submit an NDA for regulatory approval of NRX-101, we aim to submit an NDA to the FDA on a rolling basis for the regulatory approval and commercialization of NRX-101 in the U.S. in 2023.

Our product candidates are newly-formulated and we have not yet scaled manufacturing to levels that will be required for sustained sales.

NRX-101 has been formulated under cGMP and long-term stability (i.e., five years) has been achieved for our solid dose formulation of NRX-101. Although the Company completed a Type C meeting in which FDA agreed to the Company's Chemical Manufacturing Control and stability program for drug manufacture, and production of NRx-101 has been transferred to a commercial scale cGMP manufacturing facility in South Carolina, we have yet to attempt large scale manufacturing.

The outcome of any current or future disputes, claims, arbitration and litigation could have a material adverse effect on our business, financial condition and results of operations.

We are currently involved in a dispute with GEM Yield Bahamas Limited and GEM Global Yield LLC SCS (collectively, “GEM”). On August 12, 2022, the Company received a demand for arbitration (the “Demand”) from GEM. The Demand claims that the Company’s subsidiary, NeuroRx, Inc. (“NeuroRx”), failed to satisfy its obligation to pay GEM a commitment fee in the amount of HK$ 15,000,000 (approximately US$[1,914,087] at current exchange rates) pursuant to a Share Subscription Facility Agreement, executed on October 18, 2019, by and among NeuroRx and GEM. NeuroRx expects to vigorously defend its position that payment of the commitment fee is neither due nor owing under the terms of the Agreement. In the event of an adverse ruling, there can be no assurance that we would not be required to pay damages in an amount that may have a material adverse effect on our business, financial condition or results of operations.

If we fail to obtain or maintain FDA and other regulatory clearances for our products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.

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

Future products that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of our products; the results of any long-term clinical trials relating to use of our products; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using our products are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning our products. The failure of any of our products to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

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

Our business activities could face further disruption due to the COVID-19 pandemic.

We are continuing to monitor the latest developments regarding the COVID-19 pandemic on our business, operations and financial condition and results, and have made certain assumptions regarding the pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impact of the pandemic. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. If there is a resurgence of the COVID-19 pandemic, the research and development of our products will be delayed and we may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of the COVID-19 pandemic to the global economy and to us continue to be difficult to assess or predict and may include a decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place to control a resurgence of the COVID-19 pandemic or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

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

Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from new international conflicts or any other geopolitical tensions.

U.S. and global markets generally experience volatility and disruption as a result of geopolitical tensions and military conflicts, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.

Additionally, international sanctions and other penalties can disrupt payment systems and imports/exports and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any such disruptions may also magnify the impact of other risks described in this annual report.

We may not be successful in hiring and retaining key employees and contractors.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, including our Chief Executive Officer. If he terminates his relationship with us, such a departure could have a material adverse effect on our business.

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

Alternative technologies and products are being developed to treat depression and some may target suicidal bipolar depression and post-traumatic stress disorder (“PTSD”). Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. Our competitors may market less expensive or more effective drugs that would compete with our drug candidates or reach market with competing drugs before we are able to reach market with our drug candidates. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations.

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

We initiated a Phase IIb/III clinical research program of NRX-101 during the second half of 2017 under an FDA Investigational New Drug (“IND”) application that was granted Fast Track designation by the FDA in August 2017 and was granted the Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement. We successfully completed a Phase II clinical trial of NRX-101 in patients with severe bipolar depression and acute suicidal ideation following stabilization with a single dose of ketamine and saw a statistically significant reduction in depression (P=0.04) and suicidal ideation (P=0.02) compared to lurasidone alone over 42 days of treatment. If this statistically-significant advantage is replicated in the current Phase III clinical trial, under the terms agreed to with the FDA in our Special Protocol Agreement, we aim to submit a NDA to the FDA [on a rolling basis] for the regulatory approval and commercialization of NRX-101 in the U.S. in 2023.

We cannot assure investors that the FDA or any other regulator will approve or clear NRX-101 or other product candidates for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for NDA market approval of new products, new intended uses or indications to existing or future products. Failure to receive approval for our new products would have an adverse effect on our ability to expand our business.

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

The U.S. Drug Enforcement Administration (“DEA”) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. One of the ingredients in NRX-100 is ketamine, a Schedule III controlled substance with high abuse potential. Consequently, the manufacture, research, shipment, storage, sale and use of this drug candidate is subject to a high degree of oversight and regulation. None of our other drugs currently under development, including NRX-101, include a scheduled chemical compound.

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

There are limitations on the availability of controlled substances used in NRX-100 that may limit the availability of the active ingredients for this drug product.

The DEA limits the availability and production of all scheduled substances, including ketamine, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our Phase IIb/III development program for NRX-101 after stabilization with NRX-100, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Although our primary strategic interests are in the areas of depression therapies, NRX-101 has potential benefits in other therapeutic areas. If our drug development efforts in bipolar depression fails, or if the competitive landscape or investment climate for antidepressant drug development therapies is less attractive, we may need to change our strategic focus to include development of our product candidates, or of newly acquired product candidates, for therapeutic areas other than depression. We have very limited drug development experience in other therapeutic areas and we may be unsuccessful in making this change to a company with a focus in areas other than depression or a company with a focus in multiple therapeutic areas including depression.

Some of our products for clinical trials may be manufactured outside the U.S.

Currently, our new clinical trial supplies for NRX-101 are being manufactured in the U.S., though some supplies are sourced from outside the U.S. Switching or adding manufacturing capability outside the U.S. can involve substantial cost and require extensive management time and focus, additional regulatory filings and compliance with import/ export regulations. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired timelines, thereby increasing our costs and reducing our ability to generate revenue.

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

Our ability to continue to develop our product candidates is dependent on the use of certain intellectual property that is licensed to us, or in the process of being licensed to us, by third parties. These licenses are granted, or being granted, pursuant to agreements setting forth certain terms and condition for maintaining such licenses. In the event that the terms and conditions are not met, the licenses are at risk of being revoked and the granting process may be terminated. The primary license agreements include the Development and License Agreement, as amended, between Glytech LLC (“Glytech”) and NeuroRx (the “Glytech DLA”) and the Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim.

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

If we are unable to obtain the statutory patent extension related to the review time in the U.S., we may need to rely on the 3-year Hatch-Waxman Act marketing exclusivity, the six-month pediatric exclusivity, any approved Orphan Drug exclusivities, potential future formulation patents and up to ten years of data exclusivity in Europe. See “Risks Related to Clinical and Regulatory Matters — We may not be able to obtain Hatch-Waxman Act marketing exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for our products.”

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

We may depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These investigators and collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such activities ourselves. If these investigators or collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed or prevented.

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

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited, and our financial condition may be adversely affected.

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

In addition, the shares of Common Stock reserved for future issuance under the NRx 2021 Omnibus Incentive Plan (the “Incentive Plan”) are eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 of the Exchange Act, as applicable. The original number of shares reserved for future issuance under the Incentive Plan was 5,373,394. In addition, the Incentive Plan includes an evergreen feature that will allow our Board, in its sole discretion, to reserve additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board.

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

We qualify as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two (2) years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Jonathan Javitt and Daniel Javitt beneficially own approximately 20.2% and 13.4% of the outstanding shares of Common Stock, respectively. For so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of Common Stock, Jonathan Javitt and Daniel Javitt will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Jonathan Javitt and Daniel Javitt will have significant influence with respect to our management, business plans and policies. In particular, for so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of Common Stock, Jonathan Javitt and Daniel Javitt will be able to influence the composition of our Board and could preclude any unsolicited acquisition of NRx. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of NRx and ultimately might affect the market price of Common Stock. So long as Jonathan Javitt and Daniel Javitt continue to own a significant amount of our combined voting power, even if such amount is less than 50%, Jonathan Javitt and Daniel Javitt will continue to be able to strongly influence or effectively control our decisions.

Notwithstanding Jonathan Javitt’s and Daniel Javitt’s substantial influence over NRx, we may from time to time enter into transactions with Jonathan Javitt and Daniel Javitt and their respective affiliates, or enter into transactions in which Jonathan Javitt and Daniel Javitt or their respective affiliates otherwise have a direct or indirect material interest. We have adopted a formal written policy for the review and approval of transactions with related persons. A description of the policy we adopted with respect to the approval or ratification of transactions in which related persons, such as Jonathan Javitt and Daniel Javitt and their respective affiliates, have a direct or indirect material interest is included in this annual report. For more information, see “Certain Relationships and Related Party Transactions” section of this annual report.

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

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, we continue to rely on an exception in the listing requirements to allow a non-independent director to sit on the Nominating and Governance Committee.

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

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. Under the Nasdaq listing requirements, a company that ceases to be a “controlled company” must comply with the independent board committee requirements as they relate to the nominating and corporate governance.  However, we continue to rely on Rule 5605(e)(3), which permits that one director, who is not an independent director and is not currently an executive officer or employee of the Company, may be appointed to the nominating and governance committee if the board, under exceptional and limited circumstances, determines that such individual's membership on the committee is required by the best interests of the Company and its Shareholders.  Jonathan Javitt, who is not an independent director, continues to serve on the Company’s nominating and corporate governance committee because the Board has determined that his unique experience and qualifications as a scientist and a co-founder of the Company are beneficial to the Company. Until we are fully subject to the listing requirements, however, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

The trading price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Industry” and the following:

•	the impact of a resurgence of the COVID-19 pandemic on our financial condition and the results of operations;
•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our products;
•	future announcements concerning our business, our product users’ businesses or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us; and
•	changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

The trading market for our Common Stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable, or slow, to attract and maintain research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our Common Stock, or if our reporting results do not meet their expectations, the market price of our Common Stock could decline.

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

If we fail to meet the applicable continued listing requirements of NASDAQ Global Market, NASDAQ may delist our common stock, in which case the liquidity and market price of our common stock could decline.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy certain continued listing requirements. including the requirement that our Common Stock maintain an average minimum bid price of $1.00.  Since March 1, 2023, the closing sale price of our Common Stock as reported on Nasdaq has been less than $1.00. In the past, we have received a deficiency letter from Nasdaq for failing to maintain a minimum bid price of $1.00, but we have since regained compliance. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted. If our stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline.

Market price of our Common Stock may be volatile, which could subject us to securities class action litigation and result in substantial losses for our stockholders.

The market price of shares of our Common Stock could be subject to wide fluctuations in response to many risk factors listed in this section and the documents incorporated by reference in this prospectus supplement and the accompanying prospectus as well as other factors others beyond our control. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our Common Stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could potentially harm our business. As a result of this volatility, our stockholders may not be able to sell their shares of our Common Stock at or above the price at which they purchased their shares of our Common Stock.

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

On November 12, 2022, NRx Pharmaceuticals, Inc. (“NRx” or the “Company”) entered into a Settlement Agreement and Asset Purchase Agreement (“APA”) with Relief Therapeutics Holding AG and Relief Therapeutics International (the “Relief Parties”) to settle the outstanding lawsuit with respect to the Binding Collaboration Agreement dated September 18, 2020 between the Company and the Relief Parties (the “Collaboration Agreement”).  The closing under the APA occurred on December 17, 2022 and the parties dismissed their respective claims against each other.

On March 27, 2023, the Company received a copy of a Charge of Discrimination (“Charge”) reportedly filed with the Equal Employment Opportunities Commission and the Texas Workforce Commission Civil Rights Division by Carrier Carretta, the Company’s former Vice President of Clinical Development and Medical Affairs.  The Charge includes claims for unlawful discrimination and harassment because of sex, unlawfully retaliated for opposing unlawful discrimination and breach of her employment contract.

The Company intends to work towards a resolution through Ms. Carretta’s attorney, but if a settlement cannot be reached, the Company intends to vigorously defend itself against the claims made by Ms. Carretta.  At this time, it is too early to determine the probability of an adverse outcome with respect to such claims or make any reasonable estimate of the quantum of any adverse outcome.

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

Approximate Number of Holders of Common Stock

As of December 31, 2022 there were approximately 54 record holders of the Company’s common stock. The actual number of stockholders is greater than the number of record holders because stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees are not counted as separate record holders.

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

Recent Sales by the Company of Unregistered Securities

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), providing for the issuance and sale of 3,866,666 shares of the Company’s common stock (“Common Stock”) and warrants to purchase up to 3,866,666 shares of Common Stock (the “Investor Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share (the “Offering”). The Investors have agreed not to transfer the Common Stock for six months following the date hereof. The Investor Warrants will have an exercise price of $0.75 per share, will be initially exercisable beginning six months following the date of issuance (the “Initial Exercise Date”) and will expire 5 years from the Initial Exercise Date.  The aggregate gross proceeds to the Company from the Offering are expected to be approximately $2.9 million. The closing of the sale of these securities occurred on March 9, 2023.

Repurchases of Securities

None.

Use of Proceeds

The Company intends to use the net proceeds from the March 9, 2023 offering detailed above for working capital and general corporate purposes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of NRx Pharmaceuticals’ financial condition and plan of operations together with NRx Pharmaceuticals' consolidated financial statements and the related notes appearing elsewhere herein. In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. NRx Pharmaceuticals’ actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere herein.

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

NRX-101 in Severe Bipolar Depression in Patients with Acute Suicidal Ideation and Behavior (ASIB) After Initial Stabilization with ketamine

●	In 2017, NRX-101 received an investigational new drug (IND) clearance by the U.S. Food and Drug Administration (FDA) and a Phase 2b/3 clinical trial commenced for bipolar depression with ASIB. Later that year, the FDA granted NRX-101 a Fast Track designation for the same indication.

●	In 2018, the FDA provided a Letter of Support to the Company encouraging the development of Glutamine+Glutamate (Glx) as a pharmacodynamic biomarker for depression. The letter referenced published and unpublished data demonstrating a significant association between clinical symptoms of depression and levels of brain Glx.

●	In the STABIL-B Phase 2 trial, the Phase 2 portion of the Phase 2b/3 trial, patients with bipolar depression and ASIB received either NRX-101 or lurasidone after an intravenous infusion of NRX-100 (ketamine). The proof-of-concept data presented at the American Congress of Neuropsychopharmacology in 2018 demonstrated with statistical significance that NRX-101 treated patients experienced lower depression scores and did not relapse.

●	Based on STABIL-B findings, the FDA granted NRX-101 Breakthrough Therapy Designation and a Special Protocol Agreement (“SPA”) for bipolar depression in patients with ASIB, which affects ~150K-180K patients per year in the U.S. The Breakthrough Therapy Designation allows for an expedited rolling submission of a new drug application (“NDA”) for investigational drugs that have demonstrated substantial improvement over existing approved therapies, and the SPA allows for a single registrational trial of NRX-101 in severe bipolar depression in patients with ASIB after stabilization with ketamine, using a protocol similar to the STABIL-B trial with a patient population of less than 100.

●	NRx Pharmaceuticals announced that it has transferred Phase 3 commercial drug manufacturing processes to the U.S. and released Phase 3 drug manufactured via the expected commercial-stage processes. NRx Pharmaceuticals has submitted its manufacturing file to the FDA. This investigational drug manufactured according to these new processes will be used in the upcoming Phase 3 trial.

●	We are initiating a new registrational study of NRX-101 for the treatment of severe bipolar depression with ASIB, a potentially lethal condition that currently takes the lives of thousands of Americans each year, after initial stabilization with NRX-100 (described below). We intend to use newly manufactured material that was manufactured using the expected commercial process. On January 3, 2023, the Company announced that its first clinical trial sites had been contracted for this study, but patient recruiting has not begun.

●	On February 14, 2023, the Company announced its receipt of the written minutes of a Type B meeting held with the FDA on January 11, 2023, to outline the clinical & preclinical requirements for registration of NRX-101. Overall, the FDA suggested expanding the safety data base of NRX-101 to allow for chronic/intermittent use of NRX-101, as well as a broadening of the addressable population of the indication (under the SPA or otherwise) to patients with severe bipolar depression and recent acute suicidality regardless of how the initial stabilization was accomplished could represent a more straightforward development program. This broader indication would enable the Company to potentially demonstrate the use of NRX-101 to maintain stabilization from suicidality in patients stabilized either with ketamine (NRX-100) or with other standard of care therapeutic approaches. FDA encouraged the Company to request a Breakthrough Therapy Planning Meeting for NRX-101, which we intent to do in the next few months.

NRX-101 Indication – Bipolar Depression in Patients with Sub-acute Suicidal Ideation and Behavior (SSIB)

●	A Phase 2 double-blind study completed in 2018 demonstrated the ability of NRX-101 to improve depression and suicidality over 6 weeks when taken twice daily over lurasidone alone after an initial stabilization with ketamine.

The current study involving patients with bipolar depression and sub-acute suicidality (not requiring hospitalization) does not include the use of ketamine; all patients are being treated in an outpatient setting.

Consolidated NRX-101 Program in Suicidal Treatment-Resistant Bipolar Depression

Based on the comments and guidance from the FDA in its recent Type B meeting regarding the registrational Acute Suicidality trial and a potentially broader indication, as well as the guidance it received from the DSMB regarding the ongoing Phase IIb/3 clinical study of NRX-101 for the treatment of severe bipolar depression in patients with SSIB, the Company is evaluating changes to its registrational program for NRX-101 and will seek to consolidate patients originally expected to enroll in the ASIB study into the currently enrolling Phase IIb/3 trial. This would potentially allow registration of NRX-101 for Suicidal Treatment-Resistant Bipolar Depression, regardless of the mechanism of stabilization.  With the FDA’s guidance to enroll patients for the acute (SPA) study in the outpatient setting only after stabilization, the design of this trial has effectively converged with the currently enrolling phase IIb/3 trial; patients within both groups are deemed to have treatment resistant bipolar depression with suicidality.  This broader indication may also offer significant advantages in commercialization, while negating the need for a separate NDA for ketamine in Suicidal stabilization.

●	The US population of patients with Suicidal Treatment Resistant Bipolar Depression is estimated to be between 700,000 and 1,000,000 people.
●	We expect top-line data from this trial in the first quarter of 2024.

NRX-101 Indication – Post Traumatic Stress Disorder

●	NRx plans to commence a Phase 2 clinical trial of NRX-101 in PTSD in the second half of 2023.

●	Depression in PTSD may be driven by pathways that are similar to those that drive depression in other conditions (NMDA and 5-HT2A). Additionally, approximately 10% of patients with PTSD may experience suicidality, especially those with severe PTSD.

●	In a preclinical PTSD study, D-cycloserine, a component of NRX-101, demonstrated the ability to extinguish recurring images of traumatic events, also known as fear memory, in a validated WKY model of PTSD.

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the years ended December 31, 2022 and 2021, NRx Pharmaceuticals’ net loss was $39.8 million and $93.1 million, respectively. As of December 31, 2022, NRx Pharmaceuticals had an accumulated deficit of $223.0 million.

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

Settlement Expense

Settlement expense consists primarily of settlement expenses related to the GEM Warrant. See Note 8 “Commitments and Contingencies – Share Subscription Facility Agreement – GEM” of the notes to the Company’s consolidated financial statements included elsewhere in this report for further information.

Reimbursement of expenses from Relief Therapeutics

Reimbursement of expenses from Relief Therapeutics consisted of reimbursable expenses as part of the Collaboration Agreement. See Note 8 “Commitments and Contingencies – Relief Therapeutics Collaboration Agreement” of the notes to the Company’s consolidated financial statements included elsewhere in this report for further information.

Results of operations for the years ended December 31, 2022 and 2021

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Years Ended December 31,		Change
	2022	2021	Dollars

Operating expenses:
Research and development	$17,027	$20,257	$(3,230)
General and administrative	27,308	74,944	(47,636)
Settlement expense	—	21,366	(21,366)
Reimbursement of expenses from Relief Therapeutics	—	(771)	771
Total operating expenses	44,335	115,796	(71,461)
Loss from operations	$(44,335)	$(115,796)	$71,461

Other (income) expenses:
Gain on extinguishment of debt	$—	$(121)	$121
Interest income	(249)	—	(249)
Interest expense	—	18	(18)
Change in fair value of convertible note payable	505	—	505
Change in fair value of warrant liabilities	(255)	(1,692)	1,437
Change in fair value of Earnout Cash liability	(4,582)	(20,938)	16,356
Total other (income) expenses	(4,581)	(22,733)	18,152
Loss before tax	(39,754)	(93,063)	53,309
Net loss	$(39,754)	$(93,063)	$53,309

Operating expenses

Research and development expenses

For the year ended December 31, 2022, NRx Pharmaceuticals recorded $17.0 million of research and development expenses compared to $20.3 million for the year ended December 31, 2021. The decrease of $3.2 million is related primarily to a decrease of $2.5 million in clinical trials and development expenses related to ZYESAMI, $0.7 million in stock-based compensation expense, $0.8 million related to fees paid to regulatory and process development consultants, partially offset by an increase of $0.5 in other regulatory and process development costs and $0.3 million in shipping, freight, and delivery costs. The $17.0 million and $20.3 million of research and development expenses for the years ended December 31, 2022 and 2021, respectively, include $0.6 million and $1.3 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the year ended December 31, 2022, NRx Pharmaceuticals recorded $27.3 million of general and administrative expenses compared to $74.9 million for the year ended December 31, 2021. The decrease of $47.6 million was primarily, related to a decrease of $53.3 million in consultant fees, of which $41.0 million related to the fair value of common stock issued in accordance to the Shareholder Agreement described in footnote 9 of the Company’s 2022 Audited Financial Statements under “VaccineCo Agreement and Issuance of Shares” and $4.8 million related to the fair value of the 200,000 shares of Common Stock issued pursuant to the BCMA as further describe in footnote 9 of the Company’s 2022 Audited Financial Statements under “Common Stock,” and $3.5 million in stock-based compensation expense, partially offset by an increase of $3.7 million in insurance expenses, $3.4 million in legal, professional and accounting fees, $1.5 million in employee expenses, and $0.6 million in other general and administrative expenses. The $27.3 million and $74.9 million of general and administrative expenses for the years ended December 31, 2022 and 2021, respectively, include $3.0 million and $60.3 million, respectively, of non-cash stock-based compensation.

Settlement expense

For the year ended December 31, 2022, NRx Pharmaceuticals recorded no settlement expense compared to $21.4 million of settlement expense for the year ended December 31, 2021 related to the GEM Warrant reflecting the incremental value of the warrant from the date of issuance through the date of exercise. Settlement expense is a non-cash expense related to the GEM Warrant.

Reimbursement of expenses from Relief Therapeutics

For the year ended December 31, 2022, NRx Pharmaceuticals received no reimbursement of expenses from Relief Therapeutics compared to $0.8 million of reimbursement of expenses from Relief Therapeutics for the year ended December 31, 2021.

Other (income) expenses

Gain on extinguishment of debt

For the year ended December 31, 2022, NRx Pharmaceuticals recorded no gain on extinguishment of debt compared to $0.1 million for the year ended December 31, 2021 which was related to the decrease of $0.1 million related to the forgiveness of the PPP Loan which resulted in a gain on extinguishment for the outstanding principal and accrued and unpaid interest.

Interest income

For the year ended December 31, 2022, NRx Pharmaceuticals recorded $0.2 million of interest income.

Change in fair value of convertible note payable

For the year ended December 31, 2022, NRx Pharmaceuticals recorded $0.5 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the year ended December 31, 2022, NRx Pharmaceuticals recorded a gain of $0.3 million related to the change in fair value of the warrant liabilities compared to a gain of $1.7 million for the year ended December 31, 2021. The decrease of $1.4 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of Earnout Cash liability

For the year ended December 31, 2022, NRx Pharmaceuticals recorded a gain of $4.6 million related to the change in fair value of the Earnout Cash liability compared to a gain of $20.9 million for the year ended December 31, 2021. The gains are a result of the decrease in the fair value of the Earnout Cash liability pursuant to the Merger Agreement. The gains primarily resulted from not achieving the Earnout Cash milestones by December 31, 2022 due to changes to the anticipated re-start date of the NRX-101 Phase III clinical trial, slower enrollment in the NIH’s ZYESAMI clinical trial, and the FDA’s November decision not to approve EUA for ZYESAMI.

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

On November 4, 2022, the Company issued an 9% redeemable promissory note (the “Note”) to Streeterville Capital, LLC, a Utah limited liability company, for an aggregate principal amount of $11.0 million. The Company intends to use the proceeds from such issuance for general corporate purposes. The Note matures 18 months from the date of issuance subject to certain acceleration provisions. The Note carries an original issue discount of $1.0 million which was deducted from the principal balance of the Note. The net proceeds from the issuance of the Note was $10.0 million after transaction costs including the original issue discount, legal and other fees are included.

The Company has the option to prepay the Note during the term by paying an amount equal to 110% of the principal, interest, and fees owed as of the prepayment date. The noteholder has the right to redeem up to $1.0 million of the outstanding balance of the Note per month starting six months after the issuance date. Payments may be made by the Company at its option in: (i) in cash with a 10% premium for the amount redeemed, (ii) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. The “Redemption Conversion Price” on any given redemption date equals 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the common stock during the ten trading days immediately preceding the date that the noteholder delivers notice electing to redeem a portion of the Note. Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the common stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day is at least thirty percent (30%) greater than the Nasdaq Minimum Price, then lender will be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Note equal to twice (2x) the monthly redemption amount of $1.0 million solely by payment by stock, if permitted under the agreement, subject to maximum percentage (9.99%) and other ownership limitations.  As of the date hereof, the Company did not meet the conditions to repay the Note by the delivery of shares of common stock.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the date of filing of this Annual Report on Form 10-K. We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements. If the Company is not able to make the required payments for the above Note in common stock and must use its cash for these payments, the Company believes that it does not have sufficient funds to support operations (which are subject to change) through the next year from the date the condensed consolidated financial statements are issued. The Company plans to address this matter by pursuing additional financing opportunities in 2023 to strengthen its balance sheet similar to the successful transaction completed in March 2023. In addition, as we execute our business plan over the next 12 months, we intend to carefully monitor the impact of our continuing operations on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations. The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one of the Company’s product candidates. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms or at all. This could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations.

Private Placement

On February 2, 2022, the Company completed a private placement and issued 7,824,727 shares of common stock and Preferred Investment Options to purchase up to an aggregate of 7,824,727 shares of common stock. The Preferred Investment Options have an exercise price of $3.07 per share and may be exercised any time on or after August 2, 2022.

The form of the Preferred Investment Option is a warrant. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at February 2, 2022, the date of issuance (i.e., share price of $2.94, exercise price of $3.07, term of five years beginning August 2, 2022, volatility of 82.8%, risk-free rate of 1.60%, and expected dividend rate of 0%). The grant date fair value of these Preferred Investment Options was estimated to be $15.5 million on February 2, 2022 and is reflected within additional paid-in capital as of December 31, 2022.

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

The following table presents selected financial information and statistics for each of the periods shown below:

	December 31,
	2022	2021
Balance Sheet Data:
Cash	$20,054	$27,605
Total assets	25,816	32,729
Earnout cash liability	—	4,582
Convertible note payable	10,525	—
Total liabilities	18,407	11,923
Total stockholders' equity	7,409	20,806
Statement of Cash Flow Data:
Net cash used in operating activities	(39,755)	(37,703)
Net cash used in investing activities	(10)	(7)
Net cash provided by financing activities	32,214	63,456
Net (decrease) increase in cash	$(7,551)	$25,746

Operating activities

During the year ended December 31, 2022, operating activities used $39.8 million of cash, primarily resulting from a net loss of $39.8 million, increased by (a) net non-cash gains of $0.7 million, including $4.6 million for the change in fair value of earnout cash liability, (ii) $0.3 million for the change in fair value of warrant liabilities, partially offset by (i) $3.6 million of stock-based compensation expense, (ii) $0.5 million for the change in fair value of convertible promissory note, and (b) changes in operating assets and liabilities of $0.7 million.

During the year ended December 31, 2021, operating activities used $37.7 million of cash, primarily resulting from a net loss of $93.1 million, reduced by (a) non-cash charges of $60.3 million, including (i) $53.8 million of non-cash consulting fees paid in common stock, (ii) $21.4 million of non-cash settlement expense related to the GEM Warrant, (iii) $7.8 million of stock-based compensation expense, (iv) $20.9 million of change in fair value of Earnout Cash liability, partially offset by (i) gains from the change in fair value of warrant liability of $1.7 million, and (ii) $0.1 million in extinguishment of debt related to the PPP loan, and (b) changes in operating assets and liabilities of $4.9 million, including increases of $4.8 million and less than $0.1 million in prepaid expenses and other assets and accounts payable, respectively, partially offset by decreases of $0.9 million and $0.8 million in accrued expenses and other liabilities and accounts receivable, respectively.

Financing activities

During the year ended December 31, 2022, financing activities provided $32.2 million of cash resulting from $22.7 million in proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs, $10.0 million in proceeds from convertible notes payable, net of discount and issuance costs, partially offset by $0.5 million of repayment of Relief Therapeutics loan notes payable.

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

Contractual Obligations and Commitments

See Note 7, Debt and Note 8, Commitments and Contingencies, of the notes to NRx Pharmaceuticals’ consolidated financial statements as of and for the year ended December 31, 2022 included elsewhere in this report for further discussion of NRx Pharmaceuticals' commitments and contingencies.

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

Critical Accounting Policies and Significant Judgments and Estimates

NRx Pharmaceuticals' management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires NRx Pharmaceuticals to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, NRx Pharmaceuticals evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to the Earnout Cash Liability, stock-based compensation, the convertible note payable and the valuation of warrants. NRx Pharmaceuticals bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx Pharmaceuticals believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Earnout Cash Liability

The following expired as of December 31, 2022 and was unearned, prior to this the fair value of the Earnout Cash liability was estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that were not observable in the market and thus represented a Level 3 fair value measurement as defined in ASC 820. The most significant inputs included whether (a) the FDA approved the Company’s NDAs for ZYESAMI and/or NRX-101, (b) if such approval was granted, whether such approval was received on or before December 31, 2022, and (c) if such approval was granted, whether ZYESAMI and/or NRX-101 was listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporated Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which were estimated and developed in consideration of the uncertainties associated with the obligations. As (i) ZYESAMI NIH Phase III trial was stopped due to futility, and (ii) NRX-101 Phase III trial has not yet started, the Earnout period expired without achieving the milestones and therefore, the Earnout Cash liability has been relieved. Changes in the estimated fair value of the Earnout Cash Liability were recognized as gains or losses in the statements of operations.

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

Convertible note payable

As permitted under Financial Accounting Standards Board ("FASB”) Accounting Standards Codification ("ASC”) Topic 825, Financial Instruments ("ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred.

The Company estimates the fair value of the convertible note payable using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the convertible note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company.

The assumptions used in determining the fair value of the convertible note payable represent reasonable estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, the change in fair value of the convertible note payable recorded to other (income) expense could be materially different in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NRX Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NRX Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the fair value of the convertible note

As discussed in Notes 7 and 11 to the consolidated financial statements, the Company completed a convertible note offering during the year ended December 31, 2022. The Company received net proceeds of $10.0 million from the offering and elected to account for this convertible note at fair value under the fair value option. The estimated fair value of the convertible note as of December 31, 2022 is $10.5 million. The Company used a Monte Carlo simulation model to estimate the fair value of the convertible note.

We identified the assessment of the measurement of fair value of the convertible note as of December 31, 2022 as a critical audit matter. This matter required the involvement of valuation professionals with specialized skills and knowledge to assess the Company’s model used to value the convertible note.

The following is the primary procedure we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted by independently developing a range of fair values of the convertible note using a discounted cash flow model and comparing it to the amount recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Short Hills, New Jersey
March 31, 2023

NRX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$20,054	$27,605
Prepaid expenses and other current assets	5,741	5,109
Total current assets	25,795	32,714
Other assets	21	15
Total assets	$25,816	$32,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,076	$3,687
Accrued and other current liabilities	4,855	2,375
Accrued clinical site costs	914	469
Earnout Cash liability	—	4,582
Convertible note payable and accrued interest - short term	7,703	—
Warrant liabilities	37	292
Note payable and accrued interest	—	518
Total current liabilities	15,585	11,923
Convertible note payable and accrued interest - long term	2,822	—
Total liabilities	$18,407	$11,923

Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 66,442,989 and 58,810,550 shares issued and outstanding at December 31, 2022 and 2021, respectively	67	59
Additional paid-in capital	230,339	203,990
Accumulated deficit	(222,997)	(183,243)
Total stockholders’ equity	7,409	20,806
Total liabilities and stockholders' equity	$25,816	$32,729

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended
	December 31,
	2022	2021
Operating expenses:
Research and development	$17,027	$20,257
General and administrative	27,308	74,944
Settlement expense	—	21,366
Reimbursement of expenses from Relief Therapeutics	—	(771)
Total operating expenses	44,335	115,796
Loss from operations	(44,335)	(115,796)
Other (income) expenses:
Gain on extinguishment of debt	—	(121)
Interest income	(249)	—
Interest expense	—	18
Change in fair value of convertible note payable	505	—
Change in fair value of warrant liabilities	(255)	(1,692)
Change in fair value of Earnout Cash liability	(4,582)	(20,938)
Total other (income) expenses	(4,581)	(22,733)
Loss before tax	(39,754)	(93,063)
Provision for income taxes	—	—
Net loss	(39,754)	(93,063)
Deemed dividend	—	(255,822)
Net loss attributable to common stockholders	$(39,754)	$(348,885)
Net loss per share:
Basic	$(0.60)	$(1.98)
Diluted	$(0.60)	$(1.98)
Net loss per share attributable to common stockholders:
Basic	$(0.60)	$(7.44)
Diluted	$(0.60)	$(7.44)
Weighted average common shares outstanding:
Basic and diluted	65,766,786	46,917,701

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	42,973,462	$43	$46,366	$(90,180)	$(43,771)
Common stock issued	915,454	1	9,623	—	9,624
Reclassification of settlement liability upon issuance of warrant	—	—	60,852	—	60,852
Effect of Merger and recapitalization, net of redemptions and issuance costs of $1,413	2,529,730	2	(26,618)	—	(26,616)
Common stock issued pursuant to PIPE financing, net of issuance costs of $1,900	1,000,000	1	8,099	—	8,100
Common stock issued for advisor services	200,000	—	4,850	—	4,850
Modification of option awards pursuant to Merger	—	—	1,015	—	1,015
Modification of warrants pursuant to Merger	—	—	2,330	—	2,330
Common stock and warrants issued in private placement, net of issuance costs of $3,669	2,727,273	3	27,356	—	27,359
Issuance of common stock for exercise of warrants and Unit Purchase Options	3,830,586	4	16,695	—	16,699
Common stock issued for consulting services	4,634,045	5	48,982	—	48,987
Stock-based compensation	—	—	4,440	—	4,440
Net loss	—	—	—	(93,063)	(93,063)
Balance December 31, 2021	58,810,550	$59	$203,990	$(183,243)	$20,806
Common stock and warrants issued in private placement, net of issuance costs of $2,283	7,824,727	8	22,694	—	22,702
Common stock issued for consulting services	6,037	—	17	—	17
Common stock issued for exercise of stock options	49,605	—	10	—	10
Restricted stock awards granted	1,000,000	1	(1)	—	—
Retired Earnout Shares	(1,247,930)	(1)	1	—	—
Stock-based compensation	—	—	3,628	—	3,628
Net loss	—	—	—	(39,754)	(39,754)
Balance - December 31, 2022	66,442,989	$67	$230,339	$(222,997)	$7,409

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,754)	$(93,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	2
Stock-based compensation	3,628	7,785
Gain on extinguishment of debt	—	(121)
Change in fair value of warrant liabilities	(255)	(1,692)
Change in fair value of earnout cash liability	(4,582)	(20,938)
Change in fair value of convertible promissory note	505	—
Non-cash interest expense	—	19
Non-cash settlement expense	—	21,366
Non-cash consulting expense	—	53,837
Changes in operating assets and liabilities:
Account receivable	—	831
Prepaid expenses and other assets	(632)	(4,809)
Accounts payable	(1,611)	(19)
Accrued expenses and other liabilities	2,942	(901)
Net cash used in operating activities	(39,755)	(37,703)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(10)	(7)
Net cash used in investing activities	(10)	(7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of discount	10,020	—
Proceeds from stock option exercise	10
Proceeds from issuance of common stock for exercise of warrant	—	16,699
Effect of Merger, net of transaction costs	—	11,050
Proceeds from issuance of common stock and exercise of stock options, net of transaction costs	—	9,624
Repayment of note payable	(518)	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	22,702	27,359
Repayment of notes payable assumed in Merger	—	(1,100)
Repayment of notes payable - related party	—	(176)
Net cash provided by financing activities	32,214	63,456

Net (decrease) increase in cash and cash equivalents	(7,551)	25,746
Cash and cash equivalents at beginning of period	27,605	1,859
Cash and cash equivalents at end of period	$20,054	$27,605
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Reclassification of settlement liability upon issuance of warrant	$—	$60,852
Issuance of common stock warrants as offering costs	$726	$1,027
Extinguishment of Paycheck Protection Program Loan	$—	$121
Issuance of common stock for consulting services	$17	$—

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

2. Liquidity

As of December 31, 2022, the Company had $20.1 million in cash. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations.

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

On November 4, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with Streeterville Capital, LLC, a Utah limited liability company (“Lender”), and, pursuant to the SPA, issued to the Lender an unsecured promissory note with a face amount of approximately $11.0 million (the “Note”) before an original issue discount of $1.0 million, which was deducted from the proceeds of the Note.

The Note carries a 9% interest rate, has a term of 18 months from the issuance date (the “Maturity Date”) and is redeemable as described below. Any time after the issuance date, the Company has the right to prepay all or any portion of the outstanding balance of the Note. If the Company exercises its right to prepay the Note, the Company will make payment to the Lender of an amount in cash equal to 110% multiplied by the portion of the outstanding balance the Company elects to pay. Beginning on the date that is six (6) months after the issuance date of the applicable Note, the Lender has the right to redeem up to $1.0 million (“Maximum Monthly Redemption Amount”) of the outstanding balance of such Note per month. Payments may be made by the Company, at the Company’s option, (a) in cash with a 10% premium for the amount redeemed, (b) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price or (c) a combination of cash and shares of Common Stock. The “Redemption Conversion Price” shall equal 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the Common Stock during the 15 trading days immediately preceding the date that the Lender delivers notice electing to redeem a portion of the Note. The Company’s right to satisfy the redemption amount in shares of Common Stock is subject to certain limitations, including

(i) there not being any Equity Conditions Failure (as defined in the Note) and (ii) the Lender not owning more than 9.99% of the outstanding shares of Common Stock. If the Company elects to prepay the Note prior to the Maturity Date or elects to pay a portion or all of the Maximum Monthly Redemption Amount in cash, it must pay a premium of 10%, subject to certain exceptions. As of the date hereof, the Company did not meet the conditions to repay the Note by the delivery of shares of common stock.

The Company has the right to make the required payments for the above Note in common stock subject to certain conditions including ownership and trading volume limitations. If the Company is not able to make the required payments for the above Note in common stock and must use cash for these payments, management believes that the Company does not have sufficient liquidity to support operations, which are subject to change.

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), providing for the issuance and sale of 3,866,666 shares of the Company’s common stock (“Common Stock”) and warrants to purchase up to 3,866,666 shares of Common Stock (the “Investor Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share (the “Offering”). The Investors have agreed not to transfer the Common Stock for six months following the date hereof. The Investor Warrants will have an exercise price of $0.75 per share, will be initially exercisable beginning six months following the date of issuance (the “Initial Exercise Date”) and will expire 5 years from the Initial Exercise Date.  The aggregate gross proceeds to the Company from the Offering are expected to be approximately $2.9 million. The Company intends to use the net proceeds from such offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on March 9, 2023.

The Company plans to pursue additional financing opportunities in 2023 to strengthen its balance sheet similar to the transaction completed in March 2023. In addition, as we execute our business plan over the next 12 months, we will continue to carefully monitor the impact of our continuing operations on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations. The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one of the Company’s product candidates. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms or at all which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations.

As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the convertible note payable, Earnout Cash liability, valuation of common and preferred stock, stock options, warrants, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Convertible Note Payable

As permitted under Financial Accounting Standards Board ("FASB”) Accounting Standards Codification ("ASC”) Topic 825, Financial Instruments ("ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred.

The Company estimates the fair value of the convertible note payable using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the convertible note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-

Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share excludes, when applicable, the potential impact of stock options, common stock warrant shares, convertible notes, and other dilutive instruments because their effect would be anti-dilutive in the periods in which the Company incurs a net loss.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	December 31,
	2022	2021
Stock options	2,548,849	2,400,315
Restricted stock awards	1,000,000	—
Common stock warrants	16,484,923	9,305,790
Earnout Shares	—	22,209,280
Earnout Shares from exercised Substitute Options and Substitute Warrants	—	1,247,930

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the year ended December 31, 2022, there were no new accounting pronouncements that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

Pursuant to the terms of the Merger Agreement, NeuroRx’s stockholders who owned NeuroRx securities immediately prior to the Effective Time had the contingent right to receive their pro rata portion of (i) an aggregate of 25,000,000 shares of Common Stock (“Earnout Shares”), less 935,608 and 1,920,492, respectively, which are subject to the terms and conditions of the Substitute Options and Substitute Warrants, (each defined below) if, prior to December 31, 2022, the NRX COVID-19 Drug (as defined in the Merger Agreement) receives emergency use authorization by the FDA and NeuroRx submits and the FDA files for review a new drug application for the NRX COVID-19 Drug (the occurrence of the foregoing, the “Earnout Shares Milestone”), and (ii) an aggregate of $100.0 million in cash (“Earnout Cash”) upon the earlier to occur of (x) FDA approval of the NRX COVID-19 Drug and the listing of the NRX COVID-19 Drug in the FDA’s “Orange Book” and (y) FDA approval of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) and the listing of the NeuroRx Antidepressant Drug Regimen (i.e., NRX-100/101) in the FDA’s “Orange Book,” in each case prior to December 31, 2022 (the occurrence of either of clauses (x) or (y), the “Earnout Cash Milestone”). The Earnout Cash Milestone was recognized as a deemed dividend at the Closing Date and a contingent liability measured at its estimated fair value at the Closing Date and was remeasured at fair value each period end thereafter until December 31, 2022 (see Note 11). The Earnout Shares Milestone was recognized as a deemed dividend at the Closing Date and was classified within equity (see Note 11). The benefit of the contingent right to receive Earnout Shares and Earnout Cash for option and warrant holders occurs through the Option Exchange Ratio (as defined below) and therefore the amount of Earnout Shares and Earnout Cash for common stockholders is approximately 22,209,280 shares and $88.8 million, respectively. As of December 31, 2022, the Earnout Shares Milestone and Earnout Cash Milestone were not achieved, and the Earnout Cash liability was relieved and the Earnout Shares issued under stock options, warrants, and restricted common stock for stock option exercises were cancelled.

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

As neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurred, each Substitute Option and Substitute Warrant was adjusted based on the Exchange Ratio. For the Substitute Options and Substitute Warrants that were exercised prior to December 31, 2022, NRx Pharmaceuticals retained any shares forfeited by the option or warrant holders in connection with the adjustment.

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

The following table reconciles the elements of the Merger to the Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash - BRPA trust and cash, net of redemptions	$4,363
Non-cash net working capital assumed from BRPA	(962)
Less: notes payable assumed from BRPA	(1,100)
Less: fair value of assumed Placement Warrants	(1,984)
Less: fair value of Earnout Cash	(25,520)
Less: transaction costs and advisory fees allocated to NRXP equity	(1,413)
Effect of Merger, net of redemptions and transaction costs	$(26,616)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	552,412
Less: redemption of BRPA shares	(216)
Common stock of BRPA	552,196
BRPA Founder and private shares, net of forfeited shares of 875,216	1,260,284
Shares issued in PIPE Financing	1,000,000
Shares issued for services	200,000
Shares issued pursuant to conversion of Public and Private Rights	717,250
Merger and PIPE financing shares - common stock	3,729,730
NeuroRx shares - common stock (1)	44,873,855
Total shares of common stock immediately after Merger	48,603,585

(1)	The number of NeuroRx common stock was determined from the 14,200,586 shares of NeuroRx common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	December 31,
	2022	2021
Prepaid expenses and other current assets:
Prepaid insurance	$3,167	$3,224
Prepaid clinical development expenses	1,966	512
Other prepaid expenses	331	345
Prepaid legal expenses	270	—
Other current receivables	7	—
Prepaid manufacturing expenses	—	1,028
Total prepaid expenses and other current assets	$5,741	$5,109

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 31,
	2022	2021
Accrued and other current liabilities:
Other accrued expenses	$2,616	$121
Accrued research and development expenses	974	1,055
Accrued employee expenses	923	$456
Professional services	342	743
Total accrued and other current liabilities	$4,855	$2,375

7. Debt

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

Convertible Note

On November 4, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with Streeterville Capital, LLC, a Utah limited liability company (“Lender”), and, pursuant to the SPA, issued to the Lender an unsecured promissory note with a face amount of approximately $11.0 million (the “Note”) before an original issue discount of $1.0 million, which was deducted from the proceeds of the Note.

The Note carries a 9% interest rate, has a term of 18 months from the issuance date (the “Maturity Date”) and is redeemable as described below. Any time after the issuance date, the Company has the right to prepay all or any portion of the outstanding balance of the Note. If the Company exercises its right to prepay the Note, the Company will make payment to the Lender of an amount in cash equal to 110% multiplied by the portion of the outstanding balance the Company elects to pay. Beginning on the date that is six (6) months after the issuance date of the applicable Note, the Lender has the right to redeem up to $1.0 million (“Maximum Monthly Redemption Amount”) of the outstanding balance of such Note per month. Payments may be made by the Company, at the Company’s option, (a) in cash with a 10% premium for the amount redeemed, (b) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price or (c) a combination of cash and shares of Common Stock. The “Redemption Conversion Price” shall equal 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the Common Stock during the 15 trading days immediately preceding the date that the Lender delivers notice electing to redeem a portion of the Note. The Company’s right to satisfy the redemption amount in shares of Common Stock is subject to certain limitations, including (i) there not being any Equity Conditions Failure (as defined in the Note) and (ii) the Lender not owning more than 4.99% of the outstanding shares of Common Stock. At any time, if market capitalization is less than $25.0 million, the 4.99% ownership limitation shall be increased to 9.99%. On March 30, 2023, the Company amended the Note to increase the ownership limitation to 9.99%. If the Company elects to prepay the Note prior to the Maturity Date or elects to pay a portion or all of the Maximum Monthly Redemption Amount in cash, it must pay a premium of 10%, subject to certain exceptions.

The Company has the right to make the required payments for the above Note in common stock subject to certain conditions including ownership and trading volume limitations. If the Company is not able to make the required payments for the above Note in common stock and must use cash for these payments, management believes that the Company does not have sufficient liquidity to support operations, which are subject to change.

Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the Common Stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day is at least thirty percent (30%) greater than the Nasdaq Minimum Price (as defined in the Note), then the Lender will be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Note equal to twice (2x) the monthly redemption amount of $1.0 million solely by payment by Common Stock, subject to maximum percentage (4.99%) and other ownership limitations under the SPA and the Note.

The Note contains certain Trigger Events (as defined in the Note) that generally, if uncured within five (5) trading days, may result in an event of default in accordance with the terms of the Notes (such event, an “Event of Default”). Upon an Event of a Default, the Lender may consider the Note immediately due and payable. Upon an Event of Default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law.

Due to these embedded features within the Note, the Company elected to account for the Note at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the Consolidated Statements of Operations.

The Company estimates the fair value of the convertible note payable using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the convertible note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company.

The discount to the principal amount is included in the carrying value of the Note. During 2022, the Company recorded a debt discount of approximately $1.0 million upon issuance of the Note for the original issue discount of $1.0 million. As a result of electing the fair value option, any direct costs and fees related to the Note was expensed as incurred. For the year ended December 31, 2022, the Company recorded a change in fair value of approximately $0.5 million related to the change in fair value of the Note which was recognized in other income (expense) on the Consolidated Statement of Operations as a result of the Company’s election of the fair value option.

The following table presents the Note as of December 31, 2022:

December 31, 2022
Par value of the Note	$11,020
Debt discount, net	(1,000)
Carrying value of the Note	10,020
Change in fair value of Note	505
Total carrying value of Note	$10,525

Convertible note payable - current portion	$7,703
Convertible note payable, net of current portion	$2,822

8. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the years December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, the Company agreed to sponsor a research study at NJ Health relating to the impact of the Company’s' Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, the Company has committed to pay NJ Health approximately $0.4 million upon finalization of the work. As of December 31, 2022, the Company has paid NJ Health the total committed amount.

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

On November 12, 2022, NRx Pharmaceuticals, Inc. (“NRx” or the “Company”) entered into a Settlement Agreement and Asset Purchase Agreement (“APA”) with Relief Therapeutics Holding AG and Relief Therapeutics International (the “Relief Parties”) to settle the outstanding lawsuit with respect to the Collaboration Agreement.

Under the APA, the Company transferred to the Relief Parties all of the Company’s interest in ZYESAMI (or the “Product” as such term is defined in the Collaboration Agreement), including intellectual property, FDA applications, clinical trial data, drug and API inventory and certain contractual rights. The Company has agreed to refrain from developing any product for any indication that uses or otherwise exploits the Product without the Relief Parties’ consent.

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

Share Subscription Facility Agreement - GEM

NeuroRx entered into a share subscription facility agreement (“GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term which expired in October 2022. Subject to the successful listing of the shares of NeuroRx on an Exchange (any nationally recognized stock exchange or exchange platform in the world on which the Company will list its shares), GEM grants NeuroRx an option to require GEM to subscribe for shares from the Company for up to an aggregate value of approximately $95.6 million. The agreement also included certain provisions which would not meet the U.S. requirements to issue registered shares thus preventing its usage. If NeuroRx was listed or completes a private transaction which results in a change of control of the Company, NeuroRx would issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the agreement. The reverse merger contemplated by the Merger Agreement would not have resulted in a listing of NeuroRx shares or a change in control.

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

The GEM Warrants that were not exercised as of the Merger were modified and became Substitute Warrants 1,833,596 shares, adjusted for the Merger as discussed in Note 11). These Substitute Warrants were liability classified (see Note 9).   The changes in fair value of these Substitute Warrants were recognized as a gain or loss in the statement of operations until these Substitute Warrants were exercised in July 2021, at which time they were reclassified to additional paid-in capital.

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

The Company sold 7,824,727 shares of common stock during the year ended December 31, 2022, generating gross proceeds of $22.7 million. The Company issued 49,605 shares of common stock resulting from options that were exercised which generated proceeds of less than $0.1 million.

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

The Company sold 3,642,727 shares of common stock during the year ended December 30, 2021, generating gross proceeds of $37.0 million. Of the 565,630 shares of common stock issued for the exercise of stock options, 203,477 shares of common stock were contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied. There are 1,044,453 shares of common stock issued pursuant to the GEM warrants which were contingently issuable Earnout Shares and are excluded from the weighted average shares outstanding for computing EPS until the contingent conditions are satisfied. As of December 31, 2022, these shares were cancelled as the earnout milestones were not achieved.

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

Common Stock Warrants

Substitute Warrants

As discussed in Note 4, in connection with the Merger, each warrant of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into the Substitute Warrants, based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant. Each Substitute Warrant will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx warrant multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Warrant will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 4, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise were held back pending the outcome of the contingencies and were not released as the contingencies were not achieved. The percentage of total shares of Common Stock subject to each Substitute Warrant that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx warrant that is vested immediately prior to the Effective Time.

As neither the Earnout Shares Milestone nor the Earnout Cash Milestone occurred prior to December 31, 2022, each Substitute Warrant was adjusted based on the Exchange Ratio (3.16:1) and the portion of the Substitute Warrants related to the Earnout Shares were cancelled. For the Substitute Warrants that were exercised prior to December 31, 2022, NRx Pharmaceuticals retained and retired the outstanding shares forfeited by the warrant holders in connection with the adjustment.

Upon the closing of the Merger, all outstanding and unexercised NeuroRx warrants became warrants to purchase an aggregate 4,909,066 shares of the Company’s common stock with an average exercise price of $2.45 per share.

With respect to warrants held by certain members of our Board of Directors, the Substitute Warrants were determined to be within the scope of ASC 718. For the portion of the warrants subject to the base Exchange Ratio (3.16:1), the warrants were fully vested and therefore the incremental fair value of these Substitute Warrants at the date of the modification date was immediately recognized as compensation expense. For the incremental portion of the warrants with a performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone), the Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and was not met on December 31, 2022. Therefore no expense has been recognized for this portion. Accordingly, the Company will only recognize incremental compensation cost related to the portion of the Substitute Warrants subject to service-based vesting conditions only. As of December 31, 2022, the earnout milestones were not achieved, therefore the Company will not recognize any unamortized incremental compensation cost during the period. The Company recognized incremental compensation on the modification date totaling $2.3 million which was recognized in general and administrative in the Consolidated Statements of Operations for the year ended December 31, 2021.

For any remaining outstanding warrants, as the warrant holders were no longer providing services at the date of the modification, in accordance with ASC 815, the Company concluded that the provisions in the Merger Agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions precluded these Substitute Warrants from being accounted for as components of equity. As these Substitute Warrants meet the definition of a derivative as contemplated in ASC 815, the Substitute Warrants were recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change. On May 24, 2021, the Company recorded a warrant liability of $53.3 million for the Substitute Warrants, reclassified out of additional-paid in capital $38.2 million representing the fair value of these NeuroRx warrants immediately before the modification as a result of the Merger, and recognized a loss of $15.1 million for the incremental fair value of these Substitute Warrants which is recorded in the Change in fair value of warrant liabilities on the Condensed Consolidated Statement of Operations.

The Company recognized a loss on the change in fair value of the Substitute Warrants for the years ended December 31, 2022 and 2021 of less than $0.1 million and $0.4 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the year ended December 31, 2022 no Public Warrants were exercised. During the year ended December 31, 2021, 1,144 Public Warrants were exercised for gross proceeds of less than $0.1 million.

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

The Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Placement Warrants as derivative liabilities in its Consolidated Balance Sheet as of December 31, 2022. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company recognized a gain on the change in fair value of the Placement Warrants for the years ended December 31, 2022 and 2021 of $0.3 million and $1.7 million, respectively. Refer to Note 11 for discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic Value
	Total Warrants	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2020 (as previously reported)	620,055	11.08	$14.61	$22,128
Retroactive application of reverse recapitalization (Note 4)	2,455,415	—	(13.53)	—
Outstanding as of December 31, 2020, effect of Merger (Note 4)	3,075,470	4.34	1.09	150,956
Issued	6,193,449	1.90	4.62	115,941
Assumed	3,586,250	5.00	11.50	45,725
Exercised	(3,330,956)	—	(3.19)	(67,412)
Forfeited	(218,423)	—	(1.53)	(1,501)
Outstanding as of December 31, 2021	9,305,790	3.62	9.09	4,942
Issued	8,215,963	5.50	3.11	—
Expired	(1,036,830)	(2.62)	(3.05)	—
Outstanding as of December 31, 2022	16,484,923	3.59	$6.49	$—

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

In connection with the Merger, each option of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share (the “Substitute Options”), based on the Option Exchange Ratio (of 4.96), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Substitute Option will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of NeuroRx common stock underlying such NeuroRx option multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Option will be equal to the quotient determined by dividing the exercise price per share of NeuroRx common stock by the Option Exchange Ratio. As discussed in Note 4, this ratio incorporates the achievement of the Earnout Shares Milestone and Earnout Cash Milestone. The incremental shares above the Exchange Ratio (of 3.16) upon exercise were held back pending the outcome of the contingencies and were not released as such contingencies were not achieved. The percentage of total shares of Common Stock subject to each Substitute Option that is vested immediately following the Effective Time will equal the percentage of total shares of NeuroRx common stock subject to each NeuroRx option that is vested immediately prior to the Effective Time.

As neither the Earnout Shares Milestone nor the Earnout Cash Milestone were achieved prior to December 31, 2022, each Substitute Option was adjusted based on the Exchange Ratio and the portion of the Substitute Options related to Earnout Shares were cancelled. For the Substitute Options that were exercised prior to December 31, 2022, NRx Pharmaceuticals retained and retired the outstanding shares forfeited by the option holders in connection with the adjustment.

As stated in the Merger Agreement, for the Substitute Options which were exercised prior to December 31, 2022, NRx Pharmaceuticals retained the shares forfeited by the option holders in connection with the adjustment.

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

The Substitute Options contain both service-based and performance-based vesting conditions (i.e., the achievement of the Earnout Cash Milestone and/or Earnout Shares Milestone). The Company determined it was not probable that the Earnout Cash Milestone or Earnout Shares Milestone would be met on the Effective Date and was not achieved at December 31, 2022. Accordingly, the Company only recognized incremental compensation cost related to the portion of the Substitute Options subject to service-based vesting conditions only.

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

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). As of December 31, 2022, 6,049,178 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of January 1, 2022, 676,129 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. The Substitute Options do not reduce the number of shares authorized for grant under the 2021 Plan. As of December 31, 2022, 5,749,394 shares have been awarded and 299,784 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The following assumptions were used during the following periods:

December 31,
	2022	2021
Exercise price	$0.51-$3.10	$6.44-$23.41
Risk-free rate of interest	1.80%-4.36%	0.69%-1.45%
Expected term (years)	5.3-6.5	5.25-6.5
Expected stock price volatility	94.9%-147.8%	80.0%-85.9%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Number of	average	remaining	value
	shares	exercise price	term (years)	(in thousands)
Outstanding as of December 31, 2020 (as previously reported)	486,755	$10.79	$8.8	$19,572

Retroactive application of reverse recapitalization (Note 4)	1,927,548	(8.62)	—	—
Outstanding as of December 31, 2020, effect of Merger (Note 4)	2,414,303	$2.17	8.2	$53,660
Options granted	892,224	13.95	9.9	3,825
Forfeited	(390,187)	(3.73)	—	(7,562)
Exercised	(516,025)	(2.23)	—	(3,645)
Outstanding as of December 31, 2021	2,400,315	$6.28	7.8	$4,224
Options granted	1,844,640	1.45	9.4	—
Forfeited	(742,736)	(5.66)	(0.6)	—
Expired	(903,765)	(5.79)	—	—
Exercised	(49,605)	(0.20)	(3.2)	—
Outstanding as of December 31, 2022	2,548,849	$(0.20)	(3.2)	$2,549
Options vested and exercisable as of December 31, 2022	863,746	$4.75	6.3	$148

The weighted average grant date fair value per share for employee stock and non-employee option grants during the years ended December 31, 2022 and 2021, were $1.12 and $16.57 respectively. At December 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, was $2.2 million, of which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Years Ended December 31,
	2022	2021
Stock-based compensation expense
General and administrative	$3,002	$6,500
Research and development	626	1,285
Total stock-based compensation expense	$3,628	$7,785

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	-	-
Granted	1,000,000	$ 0.57
Unvested Balance as of December 31, 2022	1,000,000	$ 0.57

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

As of December 31, 2022, total unrecognized compensation expense related to unvested RSAs granted was approximately $0.5 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock-based compensation expense related to RSAs was less than $0.1 million during the year ended December 31, 2022.

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2022 and 2021. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model during the years ended December 31, 2022 and 2021. The estimated fair value of our long-term debt approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt (see Note 7 – Debt for additional information). The carrying value of notes payable approximated the estimated fair values due to their recent issuances. The fair value of the convertible note payable was estimated utilizing a Monte Carlo simulation during the year ended December 31, 2022.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and Earnout Cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		December 31	December 31
Description	Level	2022	2021

Assets:
Money Market Account	1	$15,249	$—

Liabilities:
Warrant liabilities (Note 10)	3	$37	$292
Earnout Cash liability (Note 4)	3	$—	$4,582
Convertible note payable (Note 7)	3	$10,525	$—

Convertible Note Payable

The following table sets forth a summary of the changes in the fair value of the Company’s convertible note payable categorized within Level 3 of the fair value hierarchy:

December 31, 2022
Par value of the Note	$11,020
Debt discount, net	(1,000)
Carrying value of the Note	10,020
Change in fair value of Note	505
Total carrying value of Note	$10,525

Convertible note payable - current portion	$7,703
Convertible note payable, net of current portion	$2,822

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

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31, 2022	December 31, 2021
Stock price on valuation date	$1.11	$4.78
Exercise price per share	$11.50	$11.50
Expected life	3.40	4.40
Volatility	100.0%	82.8%
Risk-free rate	4.17%	1.17%
Dividend yield	0.00%	0.00%
Fair value of warrants	$0.26	$2.14

A reconciliation of warrant liabilities is included below (in thousands):

December 31, 2022
Balance as of December 31, 2020	$—
Additions pursuant to Merger	1,984
Gain upon re-measurement	(1,692)
Balance as of December 31, 2021	$292
Gain upon re-measurement	(255)
Balance as of December 31, 2022	$37

Earnout Cash liability

The fair value of the Earnout Cash liability has been estimated using probability-weighted discounted cash flow models (DCFs) with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The most significant inputs include whether (a) if the Company files an NDA, that the FDA approves the Company’s NDA for ZYESAMI and/or NRX-101, (b) if such approval is granted, whether such approval will be received on or before December 31, 2022, and (c) if such approval is granted, whether ZYESAMI and/or NRX-101 will be listed in the FDA’s Orange Book on or before December 31, 2022. The DCFs incorporate Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, considering the uncertainties associated with the obligations. As of December 31, 2022, (i) the ZYESAMI NIH Phase III trial was stopped due to futility, and (ii) NRX-101 Phase III trial has not yet started, the earnout milestones were not achieved and the Earnout Cash liability was reduced to zero.

A reconciliation of the Earnout Cash liability is included below (in thousands):

December 31, 2022
Balance as of December 31, 2020	$—
Additions pursuant to Merger	25,520
Gain upon re-measurement	(20,938)
Balance as of December 31, 2021	$4,582
Gain upon re-measurement	(4,582)
Balance as of December 31, 2022	$—

12. Income Taxes

The Company maintains a full valuation allowance on its net deferred tax asset due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2022 and 2021 due to the uncertainty of future taxable income. In the years ended December 31, 2022 and 2021, the difference between the statutory tax rate and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consist of the following:

	For the Years Ended December 31,
	2022	2021
Federal statutory rate	(21.00)%	(21.00)%
Permanent items	0.08%	(0.05)%
Fair market value earnout	(2.42)%	(4.72)%
Settlement warrants	0.00%	13.35%
Stock compensation	(0.01)%	(0.02)%
Foreign rate differential	0.33%	(0.00)%
State taxes	(1.62)%	(0.05)%
Increase in valuation allowance	24.64%	12.62%
R&D credit	—%	(0.13)%
Other	—%	—%
Effective tax rate	0.00%	0.00%

The components of income tax provision (benefit) are as follows (in thousands):

	As of December 31,
	2022		2021
Federal	$		$
Current		—		—
Deferred		(9,295)		(11,709)
Foreign
Current		—		—
Deferred		133		(5)
State and Local
Current		—		—
Deferred		(647)		(42)
Change in Valuation Allowance		9,809		11,756
Total		$—		$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$33,640	$28,053
Common stock warrants	1,894	1,876
Foreign net operating loss carryforwards	—	134
174 capitalization	3,410	—
Stock-based compensation	2,411	1,584

Bonus accrual	202	100
Settlement liability	—	—
Other	—	—
R&D credit	500	500
Depreciation	(3)	(2)
	42,054	32,245
Valuation allowance	(42,054)	(32,245)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2022 and 2021, the Company had federal net operating losses of approximately $152.4 million and $127.4 million and state net operating loss carryforwards of approximately $30.2 million and $23.0 million, respectively. As of December 31, 2022 and 2021, the Company had approximately $0.0 million and $0.6 million of foreign net operating loss carryforwards, respectively. The federal, state and foreign net operating loss carryforwards generated in the tax years from 2015 to 2018 will begin to expire, if not utilized, by 2035. Certain Net Operating Losses in these jurisdictions are not subject to expiration.  Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of products or generation of revenue from product sales since inception.

The Company recorded approximately $0.5 million as a reduction of the deferred tax asset due to uncertain tax positions that if recognized would reduce Federal and state net operating loss carryforwards and R&D credit carryforwards. In the next twelve months, the Company plans to file amended returns to reduce a portion of its uncertain tax position recorded in the current year.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0.0 million during the years ended December 31, 2022 and 2021 and in total, as of December 31, 2022 and 2021 has recognized penalties and interest of $0.0 million.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2022, open years related to all jurisdictions are 2021, 2020, 2019, & 2018.

The Company has no open tax audits with any taxing authority as of December 31, 2022.

13. Related Party Transactions

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the years ended December 31, 2022 and 2021, the Company paid Glytech $0.3 million and $0.3 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to NRx Pharmaceuticals. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that NRx Pharmaceuticals considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. On November 6, 2022 the Glytech Agreement was amended whereby Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology to NRx Pharmaceuticals for no additional consideration at any time upon receipt of written notice from the Company if, on or prior to January 31, 2023, (i) the value of the Glytech equity holdings in NRx Pharmaceuticals (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days). On January 31, 2023, the Glytech Agreement was further amended to extend the period to meet these conditions until March 31, 2023.  The Company is working with Glytech to futher extend this period.

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.9 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively. These services are ongoing (See Section 14 - Subsequent Events for further information).

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO and the Company’s Senior Director of Global Communications, who are responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.1 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively. These services are ongoing.

In addition, the Company paid PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. Zachary Javitt and Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy. The Master Service Agreement dated April 1, 2020 (“MSA”), and all work orders thereunder, have been suspended by mutual agreement pending the Company’s re-evaluation of its respiratory franchise. NRx Pharmaceuticals paid PillTracker $0.2 million and $1.0 million, during the years ended December 31, 2022 and 2021, respectively.

Included in accounts payable were less than $0.1 million and $0.1 million due to the above related parties as of December 31, 2022 and 2021, respectively.

14. Subsequent Events

Financing

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement with accredited investors (the “Investors”), providing for the issuance and sale of 3,866,666 shares of the Company’s common stock (“Common Stock”) and warrants to purchase up to 3,866,666 shares of Common Stock (the “Investor Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share (the “Offering”). The Investors have agreed not to transfer the Common Stock for six months following the date hereof. The Investor Warrants will have an exercise price of $0.75 per share, will be initially exercisable beginning six months following the date of issuance (the “Initial Exercise Date”) and will expire 5 years from the Initial Exercise Date.  The aggregate gross proceeds to the Company from the Offering are expected to be approximately $2.9 million. The Company intends to use the net proceeds from such offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on March 9, 2023.

Amendment to Convertible Note Payable

On March 30, 2023, the Company amended the Note to increase the ownership limitation to 9.99%.

Material Contract Amendment

On March 29, 2023, the Consulting Agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal.  The amendment also provided for payment at the rate of $575,000 per year, payable monthly (i.e., $47,916.67 per month), and a performance-based annual bonus with a minimum target of $250,000, at the discretion of the Board and upon satisfactory performance of the services. The annual bonus for 2023, if any, is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company.

The amendment also provides, subject to the approval of the Board of Directors, for a grant of 500,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan.  The restrictions are performance based, and half of the restricted shares (250,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (250,000) will have the restrictions removed on the New Drug Approval Date (as defined below).

The term “New Drug Application Date” means the date upon which the Food and Drug Administration (“FDA”) files the Company’s new drug application for the Antidepressant Drug Regimen (as defined below) for review.  The term “New Drug Approval Date” means date upon which the FDA has both approved the Company’s Antidepressant Drug Regimen and listed the Company’s Antidepressant Drug Regimen in the FDA’s “Orange Book”.The term “Antidepressant Drug Regimen” means NRX-101, a proprietary fixed-dose combination capsule of d-cycloserine and Lurasidone, administered for sequential weeks of daily oral treatment following patient stabilization using a single infusion of NRX-100 (ketamine) or another standard of care therapy.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by the full text of the amendment attached hereto as Exhibit 10.53.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K in providing reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Remediation of Material Weakness

To address the previously reported material weakness in internal control over financial reporting described in Part II, Item 9A of our 2021 Form 10-K, we performed risk assessments, designed and implemented new controls, enhanced existing controls, and improved reporting processes. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new controls, we determined that the material weakness has been remediated as of December 31, 2022.

(b) Changes in Internal Control Over Financial Reporting

During 2022, we tested and adopted changes to our internal control over financial reporting related to our remediation efforts described above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described in the immediately preceding sentence, we did not make any additional such changes in internal control over financial reporting during the three months ended December 31, 2022.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. Please refer to the proxy for more information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services (KPMG LLP, Short Hills, NJ, PCAOB Auditor ID: 185)

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	05/28/2021

3.2	Second Amended and Restated By-Laws	8-K	3.2	05/28/2021

4.1	Warrant Agreement, dated as of November 20, 2017, by and between BRPA and Continental Stock Transfer & Trust Company	8-K	4.2	11/22/2017

4.2	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees	8-K	4.3	11/22/2017

4.3	Common Stock Purchase Warrant, dated March 9, 2023 by and between NRX Pharmaceuticals, Inc. and Purchasers	8-K/A	4.1	03/14/2023

10.1	Form of Securities Purchase Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.1	08/24/2021

10.2	Form of Preferred Investment Options, dated as of August 23, 2021, by and among the Company and the Selling Securityholders.	8-K	10.2	08/24/2021

10.3	Form of Registration Rights Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.3	08/24/2021

10.4	Form of Lock-Up Agreement, dated as of August 19, 2021, by and among the Company, Jonathan Javitt and Daniel Javitt.	8-K	10.4	08/24/2021

10.5	Stock Escrow Agreement, dated November 20, 2017, between BRPA, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company	8-K	10.2	11/22/2017

10.6	Registration Rights Agreement among BRPA and Big Rock Partners Sponsor, LLC	8-K	10.3	11/22/2017

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

10.7	Agreement, dated November 17, 2018, among BRPA, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC	8-K	10.1	11/20/2018

10.8	Stock Escrow Agent Letter, dated November 17, 2018	8-K	10.2	11/20/2018

10.9	Registration Rights Assignment Agreement, dated November 17, 2018	8-K	10.3	11/20/2018

10.10	Amendment to the Stock Escrow Agreement, dated May 24, 2021, among BRPA, Continental Stock Transfer & Trust Company, and the stockholder parties thereto	8-K	10.6	05/28/2021

10.11	Lock-up Agreement, dated May 24, 2021, by and between BRPA and the stockholder parties identified therein	8-K	10.7	05/28/2021

10.12	Registration Rights Agreement, dated May 24, 2021, by and among NRx Pharmaceuticals, Inc., certain equityholders of the Registrant named therein and certain equityholders of NeuroRx named therein	8-K	10.8	05/28/2021

10.13	Sponsor Agreement, dated May 24, 2021, by and among BRPA, the Big Rock Partners Sponsor, LLC, and BRAC Lending Group LLC	8-K	10.9	05/28/2021

10.14	NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	S-4	10.22	05/21/2021

10.15	Form of Subscription Agreement	8-K	10.1	03/15/2021

10.16	Development and License Agreement, dated as of May 2, 2016, between Glytech LLC and NeuroRx	S-4	10.24	05/21/2021

10.17	Amendment to Development and License Agreement, dated as of October 19, 2016, between Glytech LLC and NeuroRx	S-4	10.25	05/21/2021

10.18	Second Amendment to Amended and Restated Development and License Agreement, dated as of June 13, 2018, between Glytech LLC and NeuroRx	S-4	10.26	05/21/2021

10.19	Third Amendment to Amended and Restated Development and License Agreement, dated as of April 16, 2019, between Glytech LLC and NeuroRx	S-4	10.27	05/21/2021

10.20	Fourth Amendment to Amended and Restated Development and License Agreement, dated as of December 31, 2020, between Glytech LLC and NeuroRx	S-4	10.28	05/21/2021

10.21	Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim	S-4	10.29	05/21/2021

10.22	License and Option Agreement, dated as of September 1, 2020, between The Research Foundation For The State University of New York and NeuroRx	S-4	10.30	05/21/2021

10.23	Binding Collaboration Agreement, dated as of September 18, 2020, between Relief Therapeutics Holding Aktiengesellschaft and its wholly owned subsidiary Therametrics Discovery Aktiengesellschaft and NeuroRx	S-4	10.31	05/21/2021

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

10.24	Exclusive Distribution Agreement, dated as of September 25, 2020, between NeuroRx and Cardinal Health 105, Inc.	S-4	10.32	05/21/2021

10.25	Executive Employment Agreement, dated May 20, 2015, between NeuroRx and Jonathan C. Javitt	S-4	10.33	05/21/2021

10.26	“Work for Hire” Agreement, dated as of March 1, 2016, between NeuroRx and REBes Consulting LLC — Robert Besthof	S-4	10.34	05/21/2021

10.27	Amendment to “Work for Hire” Agreement, dated as of October 23, 2016, between NeuroRx and 20REBes Consulting LLC — Robert Besthof	S-4	10.35	05/21/2021

10.28	Consulting Agreement, dated as of January 1, 2021, between NeuroRx and Del Buono Legal, PLLC	S-4	10.36	05/21/2021

10.29	Feasibility Study and Material Transfer Agreement, dated as of January 6, 2021, by and between NeuroRx and TFF Pharmaceuticals, Inc.	S-4	10.37	05/21/21

10.30	Manufacturing Supply Agreement, dated as of August 25, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.38	05/21/2021

10.31	Amendment #1 to Manufacturing Supply Agreement, dated as of September 2, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.39	05/21/2021

10.32	Amendment #2 to Manufacturing Supply Agreement, dated as of November 5, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.40	05/21/2021

10.33	Amendment #3 to Manufacturing Supply Agreement, dated as of February 5, 2021, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.41	05/21/2021

10.34	Share Subscription Facility Agreement, dated as of October 18, 2019, among NeuroRx, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-4	10.42	05/21/2021

10.35	Common Stock Purchase Warrant dated March 28, 2021	S-4	10.43	05/21/2021

10.36	Clinical Trial Participation Agreement, dated as of December 17, 2020, by and between Quantum Leap Health Care Collaborative and NeuroRx	S-4	10.44	05/21/2021

10.37	Consulting Agreement with Randolph Guggenheimer III	8-K	10.33	05/28/2021

10.38	Voting Agreement by and between Jonathan Javitt and Daniel Javitt	8-K	10.34	05/28/2021

10.39	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.	10-Q	10.1	11/15/2021

10.40	Form of Securities Purchase Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.1	02/03/2022

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith
10.41	Form of Preferred Investment Options, dated as of February 2, 2022, by and among the Company and the holders.	8-K	10.2	02/03/2022

10.42	Form of Registration Rights Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.3	02/03/2022

10.43	Form of Placement Agent Preferred Investment Option, dated as of February 2, 2022 by and among the Company and H.C. Wainwright & Co., LLC.	8-K	10.4	02/03/2022

10.44	Consulting Agreement, dated March 8, 2022, by and between the Company and Dr. Jonathan Javitt	8-K	10.1	03/09/2022

10.45	Letter Agreement, dated March 9, 2022, by and between NeuroRx, Inc. and REBes Consulting LLC – Robert Besthof	8-K	10.2	03/09/2022

10.46	Executive Employment Agreement, dated June 13, 2022, by and between NRx Pharmaceuticals, Inc. and Seth Van Voorhees	10-Q	10.1	08/15/2022

10.47	Share Purchase Agreement, dated November 4, 2022, by and between NRx Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.1	11/09/2022

10.48	Form of Note, dated November 4, 2022, by and between NRX Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.2	11/09/2022

10.49	Form of Guarantee, dated November 4, 2022, by and between NeuroRx, Inc. and Streeterville Capital, LLC	8-K	10.3	11/09/2022

10.50	Executive Employment Agreement, dated July 12, 2022, by and between NRx Pharmaceuticals, Inc. and Stephen Willard	10-Q	10.1	11/14/2022

10.51	Share Purchase Agreement, dated March 8, 2023, by and between NRx Pharmaceuticals, Inc. and Purchasers	8-K/A	10.1	03/14/2023

10.52+	Pill Tracker Supplemental Task Order, dated November 15, 2021.	10-K	10.46	03/31/2022

10.53	Amendment to Consulting Agreement, dated March 29, 2023, by and between the Company and Dr. Jonathan Javitt.				X

23.1	Consent of Independent Registered Accounting Firm				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (v) Notes to Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

NRX PHARMACEUTICALS, INC.

By:	/s/ Seth Van Voorhees
Seth Van Voorhees
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Stephen H. Willard
Stephen H. Willard	Chief Executive Officer
(Principal Executive Officer)

/s/ Seth Van Voorhees	Chief Financial Officer
Seth Van Voorhees	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. Flynn	Director
Patrick J. Flynn

/s/ Sherry A. Glied	Director
Sherry A. Glied

/s/ Aaron Gorovitz	Director
Aaron Gorovitz

/s/ Chaim Hurvitz	Director
Chaim Hurvitz

/s/ Jonathan C. Javitt	Director
Jonathan C. Javitt