Form 10-K/A
period 2022-12-31
NRX Pharmaceuticals, Inc.
filed 2023-05-01
CIK 1719406

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2022, was $40,584,788.4 million.

As of April 27, 2023, the registrant had 71,557,580 shares of common stock outstanding.

PCAOB Auditor ID: 185	Name : KPMG LLP	Address: Short Hills, new Jersey

EXPLANATORY NOTE

NRx Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Form 10-K”), for the purpose of including the information required by Part III and Exhibits required by Part IV of Form 10-K.

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

INDEX

Annual Report on Form 10-K

Table of Contents

i

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

MANAGEMENT

The following table sets forth, as of the date of this Form 10-K/A, certain information regarding our executive officers and directors who are responsible for overseeing the management of our business.

Name	Age	Position
Executive Officers and Directors:

Stephen H. Willard	62	Chief Executive Officer, Director

Robert Besthof[1]	57	Head of Operations and Chief Commercial Officer

Riccardo Panicucci	62	CMC and Technical Operations Advisor

Seth Van Voorhees	62	Chief Financial Officer

Patrick J. Flynn	74	Director

Sharon A. Glied, Ph.D.	62	Director

Aaron Gorovitz	64	Director

Chaim Hurvitz	62	Director

Jonathan Javitt, M.D., M.P.H.	66	Director, Chief Scientist

Executive Officer and Director Biographies

Stephen H. Willard. Mr. Willard has served as our Chief Executive Officer and as a member of the Board since July 2022. From 2012 to March 2021, Mr. Willard served, and since July 2022 has served, as a Director of Nozin, Inc., an infection prevention company and pioneer in nasal decolonization. From March 2021 to July 2022, Mr. Willard served as Executive Director of Nozin, Inc. From November 2013 to March 2021, Mr. Willard served as CEO of Cellphire Inc., (“Cellphire”) a leading company in platelet and cell stabilization, between, during which period he aided in the expansion of Cellphire, managed all aspects of its dynamic growth and oversaw all its operations. Prior to joining Cellphire, from 2000 to 2013, Mr. Willard served in executive roles at Flamel Technologies S.A (FLML), a drug delivery company. From 2000 to 2005, Mr. Willard served as CFO of Flamel and, from 2006 to 2013, Mr. Willard served as CEO of Flamel. From 2000 to 2014, Mr. Willard was also a member of the board of directors for E*TRADE Financial, a subsidiary of Morgan Stanley, which offers an electronic trading platform to trade financial assets. Mr. Willard has more than 20 years of experience as the CEO of pharma and biotech companies. He also has additional experience covering all aspects of building and running public and private companies, including acquisition and divestment, development, staffing, manufacturing, licensing and supply. Since 2018, Mr. Willard has served as a member of the National Science Board, which governs the National Science Foundation. Mr. Willard received a B.A. from Williams College in 1982 and a J.D. from Yale Law School in 1985.

[1]	Robert Besthof has resigned from the company and his last day with the Company is May 1, 2023.

Robert Besthof MIM. Mr. Besthof has been our Head of Operations and Chief Commercial Officer since May 2021, except from March 2022 to July 2022 where he served as our Interim Chief Executive Officer. Mr. Besthof also served as the Chief Commercial Officer of NeuroRx, Inc., the predecessor to our company, from March 2016 to May 2021. Mr. Besthof is a seasoned professional with more than 25 years of experience in biopharma marketing and operations, including at Pfizer, Wyeth, and Eli Lilly. Mr. Besthof has held various positions at Pfizer since 2004, including his most recent role as Vice President of Global Commercial Development for Neuroscience and Pain products at Pfizer. He has a track record of leadership in positions of increasing responsibility, including: profit and loss for marketing and sales and has enabled the rapid growth of pharmaceutical pipelines and led product launches across multiple therapeutic areas. Prior to joining the pharmaceutical industry, Mr. Besthof worked for Deutsche Bank and in consulting. He holds a B.A. in Economics from Case Western Reserve University, and a Masters of International Management from The Thunderbird School of Global Management

Riccardo Panicucci. Mr. Panicucci has served as our CMC and Technical Operations Advisor since January 2021. Rick is currently the SVP of CMC at BridgeBio Pharma and has served in this role since March 2018. Prior to joining BridgeBio, Mr. Panicucci served as VP of Pharmaceutical Development Services at WuXi STA from February 2015 to March 2018, where he provided scientific leadership in formulation development and GMP manufacturing. From 2004 to 2015, Mr. Panicucci served as Global Head of Chemical and Pharmaceutical Profiling (CPP) at Novartis. Mr. Panicucci has also led R&D groups at Vertex Pharmaceuticals, Symbollon Pharmaceuticals, Biogen, and Bausch & Lomb. Mr. Panicucci earned a Ph.D. in Chemistry from the University of Toronto and did a Post-Doctoral Fellowship at the University of California, Santa Barbara.

Seth Van Voorhees, Ph.D. Dr. Van Voorhees has served as our Chief Financial Officer since June 2022. Dr. Van Voorhees most recently served as CFO of PDS Biotechnology Corporation (“PDS Biotechnology”) during which he completed several financing transactions in 2021. Prior to joining PDS Biotechnology, he spent 10 years as the CFO and Vice President of Business Development for Research Frontiers Inc. from January 2010 to December 2020. Prior to this role, Dr. Van Voorhees served as CFO for American Pacific Corp. Earlier in his career, Dr. Van Voorhees was an investment banking officer responsible for chemical and pharmaceutical clients at Merrill Lynch, UBS Warburg, and Wasserstein Perella. Dr. Van Voorhees received a Ph.D. in chemistry from the University of Pennsylvania and an MBA from Columbia University.

Patrick J. Flynn. Mr. Flynn has served as a member of our Board since May 2021. Mr. Flynn is an entrepreneur with more than 35 years of senior executive experience. He has provided leadership to numerous successful organizations including start-ups and growth-stage companies and has served in a variety of roles, including Executive Chairman, board member, CEO, COO, CFO and advisor. Mr. Flynn served as a member of the NeuroRx, Inc., the predecessor of the Company, board of directors from 2017. Since 2012, Mr. Flynn has been serving as a member of the board of directors for Common Sensing Inc., a data-driven hardware and software solutions company. Additionally, Mr. Flynn currently serves as the COO of Good Measures where he is responsible for the day-to-day operations of the company’s innovative approach to healthcare and nutrition services. Prior to joining Good Measures, Mr. Flynn was the co-founder of Predilytics, Inc. and served as Executive Chairman. Before joining Predilytics, Mr. Flynn contributed his expertise as COO and then as CEO to Health Dialog, where he helped build the business from an early-stage healthcare services organization to one of the world’s leading providers of healthcare analytics, healthcare services and decision support. Prior to this role, Flynn was a co-founder of Symmetrix, a management consulting firm specializing in healthcare and financial services. Mr. Flynn began his career with Bank of America where he held several positions over the course of 15 years, including Vice President of World Banking and Vice President of Risk Management. Mr. Flynn earned his B.S. in Finance from the Wharton School at the University of Pennsylvania.

Sharon A. Glied, Ph.D. Dr. Glied has served as a member of our Board since May 2021. Dr. Glied served as a member of NeuroRx, Inc., the predecessor to our company’s board of directors from December 2015. Dr. Glied has served as the Dean of New York University’s Robert F. Wagner Graduate School of Public Service since August 2013. From 1989 to August 2013, Dr. Glied was the Professor of Health Policy and Management at Columbia University’s Mailman School of Public Health, where she served as the Chair of the Department of Health Policy and Management from 1998 to 2009. In June 2010, Dr. Glied was confirmed by the U.S. Senate as Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services, serving in that capacity from July 2010 through August 2012. She has previously also served as Assistant Secretary of Health under President Obama and as a member of the President’s Council of Economic Advisors under President Bush. She is one of the world’s leading experts on mental health policy. She has been elected to the Institute of Medicine of the National Academy of Sciences, the National Academy of Social Insurance, and the Board of Academy Health, and has been a member of the Congressional Budget Office’s Panel of Health Advisers and a research associate of the National Bureau of Economic Research. She is co-editor, with Peter C. Smith, of The Oxford Handbook of Health Economics, which was published by the Oxford University Press in 2011. Dr. Glied holds a B.A. in Economics from Yale University, a Master’s degree in Economics from the University of Toronto and a Ph.D. in Economics from Harvard University.

Aaron Gorovitz. Mr. Gorovitz has served as a member of our Board since May 2021. Mr. Gorovitz served as a member of the NeuroRx, Inc., the predecessor to our company, board of directors from 2016. He is a partner of the AHG Group. In addition to his 25 years of legal experience in complex commercial transactions, he has considerable involvement in early-stage biotechnology and health information technology companies. Mr. Gorovitz holds a B.A. from Muhlenberg College and a J.D. from George Washington University Law School.

Chaim Hurvitz. Mr. Hurvitz has served as a member of our Board since May 2021. He served as a member of the NeuroRx, Inc., the predecessor to our company, board of directors from May 2015. Mr. Hurvitz has served as the Chief Executive Officer of CH Health, a private venture capital firm, since May 2011. Mr. Hurvitz previously served as a member of the board of directors of Teva Pharmaceuticals Industries Ltd. from October 2010 to July 2014. Previously, he was a member of the senior management of Teva Pharmaceuticals Industries Ltd., serving as the President of Teva International Group from 2002 until 2010, as President and Chief Executive Officer of Teva Pharmaceuticals Europe from 1992 to 1999 and as Vice President - Israeli Pharmaceutical Sales from 1999 until 2002. Mr. Hurvitz is a founding investor and a director of Galmed Pharmaceuticals Ltd. Mr. Hurvitz presently serves as a member of the management of the Manufacturers Association of Israel and head of its pharmaceutical branch. Mr. Hurvitz holds a B.A. from Tel Aviv University.

Jonathan Javitt, M.D., M.P.H. Dr. Javitt served as our Chief Executive Officer and Chairman of our Board from May 2021 until March 2022, and since March 2022, has served as Chief Scientist and as a member of our Board. He served as Chairman of the Board and the Chief Executive Officer of NeuroRx, Inc., the predecessor to our company, from its founding in 2015. Prior to starting NeuroRx, Inc., he participated in leading drug and medical device development and commercialization projects for Allergan, Alcon, Eyetech, Merck, Novartis, Pfizer, and Pharmacia. He has played leadership roles in seven successful healthcare IT and biopharma start-up companies. He was appointed to healthcare leadership roles under President Ronald Reagan, George H.W. Bush, Clinton and George W. Bush. During the Reagan and Bush ‘41 administrations, he was designated as an Expert Consultant to the Department of Health and Human Services. President Clinton designated him as a Special Government Employee of the White House Executive Office of the President to serve on the 1993 Health Reform Task Force. Under President George W. Bush, he was commissioned to lead the Healthcare Committee of the President’s Information Technology Advisory Committee and to serve as a Special Employee of the Undersecretary of Defense. Dr. Javitt has published more than 200 scientific works in the areas of health outcomes and pharmacoeconomics that have been cited more than 31,000 times. Dr. Javitt holds an A.B. with Honors from Princeton University, an M.D. from Cornell University and a Masters of Public Health from the Harvard Chan School of Public Health. In 2015, he was designated an Alumnus of Merit, the highest honor bestowed by Harvard University to graduates of the School of Public Health. He continues to serve as an adjunct Professor of Ophthalmology at Johns Hopkins School of Medicine and as a Senior Fellow of the Potomac Institute for Policy Studies.

Board Composition and Election of Directors

Director Independence

Our Board has determined that Sharon A. Glied, Patrick J. Flynn, Aaron Gorovitz, and Chaim Hurvitz are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Classified Board of Directors

In accordance with our Charter, our Board is divided into three classes with staggered, three year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I director is Chaim Hurvitz, and his term expires at our 2025 annual meeting of stockholders;

•	the Class II directors are Sharon Glied and Aaron Gorovitz, and their terms will expire at our 2023 annual meeting of stockholders; and

•	the Class III directors are Stephen Willard, Patrick Flynn and Jonathan Javitt, and their terms will expire at the 2024 annual meeting of stockholders.

Our Charter provides that the authorized number of directors may be changed only by resolution of the Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Subject to the special rights of the holders of one or more outstanding series of preferred stock to elect directors, our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of our outstanding voting stock entitled to vote in the election of directors. The Board currently has one vacancy that we are currently looking to fill.

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

Our audit committee consists of Messrs. Flynn, Mr. Gorovitz and Mr. Hurvitz, with Mr. Flynn serving as chair. Rule 10A-3 of the Exchange Act and the Nasdaq rules require that our audit committee be composed entirely of independent members. Our Board has affirmatively determined that Messrs. Flynn, Mr. Gorovitz, and Mr. Hurvitz each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that Messrs. Flynn and Gorovitz each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board has adopted a written charter for the audit committee.

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

Our compensation committee consists of Messrs. Flynn, Mr. Gorovitz, and Mr. Hurvitz with Mr. Flynn serving as chair. Mr. Hurvitz was appointed to the compensation committee on March 30, 2023 and Mr. Troy served on this committee until July 18, 2022 when his term on the board of directors terminated. Our Board has affirmatively determined that Messrs. Flynn and Gorovitz each meet the definition of “independent director” for purposes of serving on the compensation committee under the Nasdaq rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our Board has adopted a written charter for the compensation committee.

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

Our nominating and corporate governance committee consists of Dr. Glied, Mr. Hurvitz, and Dr. Javitt, with Dr. Glied serving as chair. Mr. Hurvitz was appointed to the compensation committee on March 30, 2023 and Mr. Troy served on this committee until July 18, 2022 when his term on the board of directors terminated. Our Board has affirmatively determined that Dr. Glied and Mr. Hurvitz each meet the definition of “independent director” under the Nasdaq rules. The Board has determined that the appointment of Dr. Javitt, the founder of the Company, to the Nominating and Corporate Governance Committee is required by the best interests of the Company and its shareholders. The Board believes Dr. Javitt’s unique experience, qualifications and contributions to the Company create an exceptional and limited set of circumstances that will be useful in the identification and nomination of potential new Board members. Dr. Javitt’s term on the Nominating and Corporate Governance Committee will expire on May 24, 2023.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Our “Named Executive Officers” for the year ended December 31, 2022 include (i) Stephen Willard, our Chief Executive Officer, (ii) Jonathan Javitt, our Chief Scientist and former Chief Executive Officer, (iii) Robert Besthof, our former Chief Commercial Officer and former Interim Chief Executive Officer, (iv) Seth Van Voorhees, our Chief Financial Officer and Treasurer, (v) Rick Panicucci, our Chief Technology Officer, (vi) Ira Strassberg, our former Chief Financial Officer, and (vii) Alessandra Daigneault, former Chief Corporate Officer, General Counsel and Secretary.

2022 Summary Compensation Table

The following table presents information regarding the total compensation of our Named Executive Officers for the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)		All Other Compensation ($)(4)	Total ($)
Stephen Willard(5) Chief Executive Officer	2022	233,871	—	566,000	—		—	799,871
Jonathan Javitt(6) Chief Scientist and former Chief Executive Officer	2022	919,758	—	—	—		$6,250	926,008
	2021	275,000	—	—	—		102,287	377,287
Robert Besthof(7) Former Chief Commercial and former Interim Chief Executive Officer	2022	436,559	—	—	195,000		—	631,559
	2021	264,000	—	—	—		—	264,000
Seth Van Voorhees(8) Chief Financial Officer and Treasurer	2022	220,000	—	—	134,875		—	354,875
Rick Panicucci Chief Technology Officer	2022	220,000	—	—	—		—	220,000
Ira Strassberg(9) Former Chief Financial Officer and Treasurer	2022	216,375	—	—	1,000,875	(11)	—	1,217,250
Alessandra Daigneault(10) Former Chief Corporate Officer, General Counsel and Secretary	2022	162,844	290,000	—	—		132,000	584,844
	2021	228,000	290,000	—	1,754,611		2,961	2,275,572

(1)	Amount reported for Ms. Daigneault in 2022 reflects (i) $60,000 awarded as a discretionary bonus; (ii) $100,000 awarded as a transaction bonus; and (iii) $130,000 in reimbursement for Ms. Daigneault’s exercise of stock options.

(2)	Amount reflects the grant date fair value of restricted stock granted as an employment inducement award during fiscal year 2022 as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 10 to the consolidated financial statements contained in the Form 10-K for information regarding the assumptions used in calculating this amount.
(3)	Amount reflects the grant date fair value of stock options granted during fiscal year 2022 or fiscal year 2021 as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 10 to the consolidated financial statements contained in the Form 10-K for information regarding the assumptions used in calculating these amounts.
(4)	For 2022, the All Other Compensation column reflects: (i) for Mr. Javitt, $6,250 for his service as chairman of the Board during the first quarter of 2022; and (ii) for Ms. Daigneault, $132,000 in severance payments.
(5)	Mr. Willard was appointed Chief Executive Officer on July 12, 2022.
(6)	Mr. Javitt retired from his role as Chief Executive Officer on March 8, 2022. As of March 8, 2022, Mr. Javitt assumed the role of Chief Scientist and remained on the Company’s board of directors.
(7)	Mr. Besthof was appointed Interim Chief Executive Officer on March 8, 2022. Prior to such date, Mr. Besthof served as Chief Commercial Officer. Following Mr. Willard’s appointment as Chief Executive Officer on July 12, 2022, Mr. Besthof resumed his role as Chief Commercial Officer. Mr. Besthof’s employment terminated on April 30, 2023.
(8)	Dr. Van Voorhees was appointed Chief Financial Officer and Treasurer on June 6, 2022, effective June 13, 2022.
(9)	Mr. Strassberg’s employment terminated on July 7, 2022.
(10	Ms. Daigneault’s employment terminated on July 22, 2022.
(11)	Mr. Strassberg’s option grant was forfeited in its entirety in connection with his termination.

(8)	Dr. Van Voorhees was appointed Chief Financial Officer and Treasurer on June 6, 2022, effective June 13, 2022.
(9)	Mr. Strassberg’s employment terminated on July 7, 2022.
(10	Ms. Daigneault’s employment terminated on July 22, 2022.
(11)	Mr. Strassberg’s option grant was forfeited in its entirety in connection with his termination.

Narrative to Summary Compensation Table

Base Salaries and Compensation

NRx’s Named Executive Officers receive an annual base salary or annual rate of compensation to compensate them for services rendered to NRx. The base salary or annual rate of compensation payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2022, (i) Mr. Willard’s annual base salary was set at $500,000; (ii) Dr. Javitt’s annual base salary was set at $275,000 until March 8, 2022; following March 8, 2022, Dr. Javitt’s annual consulting fee was set at $1,000,000; (iii) Mr. Besthof’s annual consulting fee was set at $264,000 until March 8, 2022; following March 8, 2022, Mr. Besthof’s annual consulting fee was approximately $500,000; (iv) Dr. Van Voorhees’s annual base salary was set at $400,000; (v) Mr. Panicucci’s annual base salary was set at $220,000; (vi) Mr. Strassberg’s annual base salary was set at $400,000; and (vii) Ms. Daigneault’s annual base salary was set at $264,000.

Cash Bonus Compensation

Pursuant to their employment agreements, Mr. Willard, Dr. Van Voorhees, and Mr. Strassberg are eligible to receive a discretionary annual performance-based cash bonus with a target equal to 50% of base salary. Pursuant to his employment agreement, Dr. Javitt was eligible to receive a discretionary annual performance-based cash bonus with a target equal to $275,000. Pursuant to her employment agreement, Ms. Daigneault was eligible to receive a discretionary annual performance-based cash bonus with a target equal to 20% of base salary plus an additional $100,000 for each successful financing transaction. Pursuant to his consulting agreement, Mr. Panicucci is eligible to receive a discretionary annual cash bonus of $50,000 upon achievement of certain performance objectives. Pursuant to Mr. Besthof’s letter agreement, he was eligible to receive a special payment for calendar year 2022 equal to $250,000 at target based on achievement of performance metrics determined by the Board.

Equity Compensation

We typically grant stock options pursuant to the NRX Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan (the “Omnibus Plan”) as the long-term incentive component of our compensation program. Stock options allow employees, including our Named Executive Officers, to purchase shares of our Common Stock at a price equal to the fair market value of our Common Stock on the date of grant. Our stock options have vesting schedules that are designed to encourage continued employment and typically vest in substantially equal installments on each of the first three anniversaries of the applicable vesting commencement date, subject to the recipient’s continued service through each applicable vesting date. From time to time, our Board may also construct alternate vesting schedules as it determines appropriate to motivate particular employees, as further described below.

Option Awards

Dr. Van Voorhees, Mr. Besthof, and Mr. Strassberg were granted options to purchase 325,000, 100,000 and 425,000 shares of Common Stock in 2022, respectively. Mr. Strassberg’s options were forfeited for no consideration in connection with his termination.

Mr. Besthof received a grant of 100,000 options in March 2022 (the “Besthof 2022 Options”) that vested on the one year anniversary of the grant date. The Besthof 2022 Options are described below under “Potential Payments upon Termination or Change in Control – Besthof Agreement”.

Refer to the “Outstanding Equity Awards at 2022 Fiscal Year End” table below for additional information regarding these options.

Willard Restricted Stock Award

As an inducement to join the Company, Mr. Willard received a grant of 1,000,000 shares of restricted stock. Such grant of restricted stock was designed to comply with the NASDAQ inducement exemption and was granted outside of the Company’s existing equity compensation plans. However, the restricted stock award is governed in all respects as if issued under the Omnibus Plan. The shares of restricted stock will vest in substantially equal installments on each of the first three anniversaries of the date of grant, subject to Mr. Willard’s continued employment with, appointment as a director of, or engagement to provide services to, the Company through the applicable vesting date.

Mr. Willard’s shares of restricted stock are subject to clawback if Mr. Willard engages in conduct that is in conflict with or adverse to the Company’s interests while employed by the Company, including violating non-competition, non-solicitation, and non-disparagement covenants.

Refer to the “Outstanding Equity Awards at 2022 Fiscal Year End” table below for additional information regarding these shares of restricted stock.

Executive Employment Arrangements

Willard Employment Agreement

In connection with his commencement of employment with us in July 2022, we entered into an employment agreement with Mr. Willard (the “Willard Employment Agreement”) pursuant to which he serves as our Chief Executive Officer and on our Board. The Willard Employment Agreement provides for an initial two-year term and extends automatically for additional one-year periods unless either party provides notice of termination. The Willard Employment Agreement provides for an annual base salary of $500,000, a performance-based bonus with a minimum target of 50% of base salary (with such bonus for 2022 pro-rated based on the number of days employed), and an inducement grant of 1,000,000 shares of restricted stock that vests over a three-year period.

The Willard Employment Agreement includes (i) a confidentiality covenant that applies during the term of employment and for three years following termination, (ii) assignment of intellectual property, (iii) a non-competition covenant that applies during the term of employment and for 12 months following termination, and (iv) non-solicitation of employees and customers covenants that apply during the term of employment and for 12 months following termination.

Javitt Employment Agreement and Javitt Consulting Agreement

In connection with his commencement of employment with us in May 2015, we entered into an employment agreement with Dr. Javitt (the “Javitt Employment Agreement”) pursuant to which he served as our Chief Executive Officer and President. The Javitt Employment Agreement provided for an initial five-year term and extended automatically for additional one-year periods unless either party provided notice of termination. The Javitt Employment Agreement provided for a base salary of $275,000, subject to periodic increase by the Board. The Javitt Employment Agreement was terminated on March 8, 2022 when Dr. Javitt retired and became a consultant to the Company. Upon entering into the Javitt Consulting Agreement (as defined below), Dr. Javitt waived his rights to the bonus, severance and certain other provisions under the Javitt Employment Agreement.

Pursuant to a consulting agreement between the Company and Dr. Javitt, dated as of March 8, 2022 (the “Javitt Consulting Agreement”), Dr. Javitt will provide consulting services to the Company for a one-year period, including reviewing and providing scientific and strategic advice to the Company’s executive officers. The Javitt Consulting Agreement provided for an annual consulting fee of $1,000,000, with $250,000 paid within 10 days of the Javitt Consulting Agreement’s effective date and the remaining $750,000 payable in monthly installments of $75,000, subject to continued service.

The Javitt Consulting Agreement provides that the confidentiality, non-competition and non-solicitation covenants from the Javitt Employment Agreement continue to apply during the term of Dr. Javitt’s service and during the three-year period (with respect to the confidentiality covenant) or         12-month period (with respect to the non-competition and non-solicitation covenants) thereafter.

The Company may terminate the Javitt Consulting Agreement without prior notice immediately upon a termination for Cause. Dr. Javitt may terminate the Javitt Consulting Agreement upon 30 days’ notice at any time and for any reason. Upon termination of Javitt Consulting Agreement, the Company will pay Dr. Javitt any consulting fees and expenses that have been accrued but not yet paid. “Cause” is defined in the Javitt Consulting Agreement as: (i) Dr. Javitt’s gross negligence or willful misconduct, or willful and continued failure to substantially perform his duties (other than due to physical or mental illness or incapacity), which, in either case, causes material injury to the reputation or business of the Company; (ii) Dr. Javitt’s conviction of, or plea of guilty or nolo contendere to, a felony or other crime; (iii) Dr. Javitt’s fraud or embezzlement or other material misuse of funds or property belonging to the Company; or (iv) any material breach by Dr. Javitt under the Javitt Consulting Agreement subject to a 10 day notice and cure period (if reasonably capable of cure).

The Javitt Consulting Agreement was amended on March 29, 2023 (the “Javitt Consulting Agreement Amendment”). The Javitt Consulting Agreement Amendment provides for an initial period ending on March 8, 2024, subject to successive one-year terms unless either party provides notice of termination. The Javitt Consulting Agreement Amendment provides for: (i) an annual consulting fee of $575,000, payable in monthly installments; (ii) eligibility for an annual performance-based bonus with a minimum target of $250,000 (with the annual bonus, if any, for 2023 pro-rated based on the number of days during the 2023 calendar year following March 8, 2023 that Dr. Javitt is engaged by the Company); and (iii) subject to Board approval, a grant of 500,000 shares of restricted stock that will vest (x) 50% on the date upon which the Food and Drug Administration files the Company’s new drug application for the Antidepressant Drug Regimen (as defined therein) and (y) 50% on the date upon which the Food and Drug Administration has both approved the Company’s Antidepressant Drug Regimen and listed the Company’s Antidepressant Drug Regiment in the Food and Drug Administration’s “Orange Book.”

Besthof Agreement

Mr. Besthof was engaged by NeuroRx as Chief Commercial and Patient Officer and Head of Operations pursuant to the terms of a “Work For Hire” Agreement between NeuroRx and REBes Consulting LLC - Robert Besthof, dated as of March 1, 2016, which was amended as of October 23, 2020 (as amended, the “Besthof Agreement”).

The Besthof Agreement provides for an initial one-year term and extends automatically for additional one-month periods unless NeuroRx provides written notice of non-renewal at least 10 days prior to the expiration of the term, or unless Mr. Besthof’s services are terminated. The Besthof Agreement provides for a consulting fee, which was equal to $22,000 per month in 2022.

The Besthof Agreement includes an (i) assignment of intellectual property covenant, (ii) confidentiality covenant that applies for the greater of (x) a two-year period after the date of disclosure or (y) a two-year period from the end of the term of the Besthof Agreement, and (iii) non-contract covenant pursuant to which Mr. Besthof will not contract with any third party to manufacture or assist in the manufacture of an NMDA-based treatment for bipolar depression that applies for the term of the Besthof Agreement and for two years following the termination of the Besthof Agreement.

Effective March 8, 2022, Mr. Besthof, on behalf of his personal services corporation, entered into a letter agreement with the Company (the “Besthof Letter Agreement”). The Besthof Letter Agreement supplements the Besthof Agreement. The Besthof Letter Agreement provides for an aggregate monthly payment of $41,667 (of which $19,667 was for services as the Interim Chief Executive Officer) to Mr. Besthof for total annual payments at an annual rate of approximately $500,000 and a special payment for 2022 of up to $250,000 based on achievement of certain performance metrics to be determined by the Board. The Besthof Letter Agreement also provided for the grant of the Besthof 2022 Options. Pursuant to the Besthof Letter Agreement, Mr. Besthof was entitled to the additional payment $19,667 per month as Interim Chief Executive Officer for at least six months, unless he resigned or was terminated for “cause” (as defined in the Besthof Letter Agreement). The Besthof Letter Agreement also provides Mr. Besthof with customary indemnification and directors and officers insurance coverage.

Van Voorhees Employment Agreement

In connection with his commencement of employment with us in June 2022, we entered into an employment agreement with Dr. Van Voorhees (the “Van Voorhees Employment Agreement”) pursuant to which he serves as our Chief Financial Officer and Treasurer. The Van Voorhees Employment Agreement provides for an initial two-year term and extends automatically for additional one-year periods unless either party provides notice of termination. The Van Voorhees Employment Agreement provides for an annual base salary of $400,000, a performance-based bonus with a target of 50% of base salary, and a grant of 325,000 stock options that vest over a two-year period, with 162,500 options vesting on June 5, 2023 and 162,500 options vesting on June 5, 2024.

The Van Voorhees Employment Agreement includes (i) a confidentiality covenant that applies during the term of employment and for three years following termination, (ii) assignment of intellectual property, (iii) a non-competition covenant that applies during the term of employment and for 12 months following termination, and (iv) non-solicitation of employees and customers covenants that apply during the term of employment and for 12 months following termination.

Panicucci Consulting Agreement

Mr. Panicucci and NeuroRx entered into a consulting agreement effective as of January 7, 2021 (the “Panicucci Consulting Agreement”). The Panicucci Consulting Agreement provides for: (i) a consulting fee of $20,000 per month for approximately 20 hours of service per week; (ii) a grant of 25,000 stock options that vest in substantially equal installments over a three-year period; and (iii) an annual bonus of $50,000 upon achievement of certain objectives. The Panicucci Consulting Agreement will continue in effect until terminated by either party.

The Panicucci Consulting Agreement includes a confidentiality covenant that applies for a period of two years after the date of disclosure or two years from the end of the consulting term, whichever is greater.

Strassberg Employment Agreement

In connection with his commencement of employment with us in March 2022, we entered into an employment agreement with Mr. Strassberg (the “Strassberg Employment Agreement”) pursuant to which he served as our Chief Financial Officer and Treasurer. The Strassberg Employment Agreement provided for an initial two-year term and extended automatically for additional one-year periods unless either party provided notice of termination. The Strassberg Employment Agreement provided for an annual base salary of $400,000, a performance-based bonus with a minimum target of 50% of base salary, and a grant of 425,000 stock options that vest over a two year period, with 212,500 options vesting on March 15, 2023 and 212,500 options vesting on March 15, 2024. In connection with his termination, Mr. Strassberg’s options were forfeited for no consideration.

The Strassberg Employment Agreement includes (i) a confidentiality covenant that applies during the term of employment and for three years following termination, (ii) assignment of intellectual property, (iii) a non-competition covenant that applies during the term of employment and for 12 months following termination, and (iv) non-solicitation of employees and customers covenants that apply during the term of employment and for 12 months following termination.

Daigneault Employment Agreement

Effective September 1, 2021, we entered into an employment agreement with Ms. Daigneault (the “Daigneault Employment Agreement”) pursuant to which she served as Chief Corporate Officer, General Counsel, Corporate Secretary and, prior to March 8, 2022, Acting Treasurer. The Daigneault Employment Agreement provided for an initial one-year term and extended automatically for additional one-year periods unless either party provides notice of termination or non-renewal. The Daigneault Employment Agreement provided for a base salary of $264,000, subject to periodic increase by the Board. Pursuant to the Daigneault Employment Agreement, Ms. Daigneault was also eligible to receive (a) a performance-based bonus with a minimum target of 20% of base salary and (b) an additional transactional bonus of $100,000 upon consummation of a secondary offering or financing after September 1, 2021. The Daigneault Employment Agreement also provided Ms. Daigneault with an initial grant of 30,000 options, which vested monthly over a two-year period. In connection with her termination, the unvested portion of equity awards held by Ms. Daigneault was forfeited for no consideration.

The Daigneault Employment Agreement includes (i) a confidentiality covenant that applies during the term of employment and for three years following termination, (ii) assignment of intellectual property, (iii) a non-competition covenant that applies during the term of employment and for 12 months following termination, and (iv) non-solicitation of employees and customers covenants that apply during the term of employment and for 12 months following termination.

Under the terms of the Daigneault Employment Agreement, Ms. Daigneault was entitled to participate in all employee benefit plans, programs and arrangements made available to other U.S.-based employees generally.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each Named Executive Officer as of December 31, 2022.

	Option Awards						Stock Awards
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen Willard	7/12/2022	(2)	—	—	—	—	1,000,000	1,110,000	—	—

Jonathan Javitt	—		—	—	—	—	—	—	—	—

Robert Besthof	3/1/2016		247,200	—	0.20	2/28/2026	—	—	—	—

	5/24/2021	(3)	138,880	208,320	3.08	10/23/2030	—	—	—	—

	3/8/2022	(4)	—	100,000	2.61	3/8/2032	—	—	—	—

	Option Awards						Stock Awards
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Seth Van Voorhees	6/13/2022	(5)	—	325,000	0.51	6/12/2032	—	—	—	—

Rick Panicucci	—		—	—	—	—	—	—	—	—

Ira Strassberg	—		—	—	—	—	—	—	—	—

Alessandra Daigneault	—		—	—	—	—	—	—	—	—

(1)	Market value is based on the closing sale price of our common stock on December 31, 2022 of $1.11.

(2)	These shares of restricted stock vest in substantially equal installments on each of the first three anniversaries of the grant date, subject to continued service.

(3)	These stock options vest in substantially equal installments on October 23, 2023, October 23, 2024, and October 23, 2025.

(4)	These stock options vested on March 8, 2023.

(5)	These stock options vest over a two-year period, with 162,500 options vesting on June 13, 2023 and 162,500 options vesting on June 13, 2024, subject to continued service.

Health, Welfare and Retirement Plans

We do not maintain a 401(k) defined contribution plan or any other employee benefit plans or programs.

Clawback

The Board is reviewing the final rule issued by the SEC implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to recoupment of incentive-based compensation and will adopt a compliant clawback policy when the NASDAQ adopts listing standards in accordance with the final rules.

Potential Payments upon Termination or Change in Control

Willard Employment Agreement

In the event Mr. Willard’s employment is terminated due to his death or disability, by the Company for Cause, or by Mr. Willard without Good Reason, the Company will pay to Mr. Willard (or his beneficiary or estate, as applicable): (i) base salary earned but not paid through the date of termination, (ii) pay for any vacation time earned but not used through the date of termination, (iii) any annual bonus earned for the year preceding the year of termination but unpaid on the date of termination and (iv) any business expenses incurred but not reimbursed on the date of termination.

In the event Mr. Willard’s employment is terminated by the Company without Cause, upon a Change of Control (as defined in the Willard Employment Agreement) or upon Mr. Willard’s resignation for Good Reason, subject to Mr. Willard’s execution and non-revocation of a general release of claims, the Company will pay Mr. Willard: (i) continued base salary payments for the period beginning on the termination date and ending on the first anniversary of the termination date; and (ii) all accrued compensation and a prorated target bonus through the date of termination.

“Cause” is defined in the Willard Employment Agreement as: (i) Mr. Willard’s failure to perform (other than by reason of disability), or gross negligence in the performance of, his material duties and responsibilities to the Company (unauthorized absence for a period of five consecutive business days will be considered failure to perform); (ii) material breach of the confidentiality covenant or assignment of rights to intellectual property covenant or breach of any fiduciary duty owed to the Company; (iii) fraud or embezzlement or other dishonesty which is material (monetarily or otherwise) with respect to the Company; (iv) indictment, conviction or plea of nolo contendere to a felony or other crime involving moral turpitude that is material to the Company; (v) Mr. Willard’s material breach of the Willard Employment Agreement or of any Company policy; or (vi) disciplinary proceedings or other events that impair Mr. Willard’s ability to function as Chief Executive Officer of the Company.

“Good Reason” is defined in the Willard Employment Agreement as: (i) material diminution of Mr. Willard’s compensation or benefits; (ii) material diminution of Mr. Willard’s title, duties, authority or responsibilities; (iii) the Company’s material breach of any term of the Willard Employment Agreement; (iv) the failure of the Board to nominate Mr. Willard to fill one of the vacant seats on the Board; or (v) the required relocation of Mr. Willard’s place of employment to a location that is more than 25 miles from his home.

Javitt Consulting Agreement

The Company may terminate the Javitt Consulting Agreement without prior notice immediately upon a termination for Cause. Dr. Javitt may terminate the Javitt Consulting Agreement upon 30 days’ notice at any time and for any reason. Upon termination of Javitt Consulting Agreement, the Company will pay Dr. Javitt any consulting fees and expenses that have been accrued but not yet paid. “Cause” is defined in the Javitt Consulting Agreement as: (i) Dr. Javitt’s gross negligence or willful misconduct, or willful and continued failure to substantially perform his duties (other than due to physical or mental illness or incapacity), which, in either case, causes material injury to the reputation or business of the Company; (ii) Dr. Javitt’s conviction of, or plea of guilty or nolo contendere to, a felony or other crime; (iii) Dr. Javitt’s fraud or embezzlement or other material misuse of funds or property belonging to the Company; or (iv) any material breach by Dr. Javitt under the Javitt Consulting Agreement subject to a 10 day notice and cure period (if reasonably capable of cure).

Besthof Agreement

If, following a change in control, either (a) Mr. Besthof’s assigned and required place of work is more than 50 miles from his home or (b) there is a substantial and material diminution in his duties or title, Mr. Besthof will have the right to terminate for good reason and will be entitled to receive fee payment continuation at his current rate of $22,000 for a period of 12 months and (c) 12 months of health care coverage under an equivalent to the employer plan at “gold level” or a supplemental payment equivalent to the health insurance premium payment under any such plan.

If, following a change in control, Mr. Besthof is terminated without cause (which is not defined in the Besthof Agreement), Mr. Besthof is entitled to receive (i) fee payment continuation at his current rate of $22,000 for a period of 12 months and (ii) 12 months of health care coverage under an equivalent to the employer plan at “gold level” or a supplemental payment equivalent to the health insurance premium payment under any such plan.

Besthof Letter Agreement

Pursuant to the Besthof Letter Agreement, if Mr. Besthof was terminated by the Company without “cause” prior to the Company hiring a permanent chief executive officer or, under limited circumstances, he resigned, he may have received separation payments of up to six months of pay, the special payment, to the extent not yet paid, and vesting of the Besthof 2022 Options.

Van Voorhees Employment Agreement

In the event Mr. Van Voorhees’ employment is terminated due to his death or disability, by the Company for Cause, or by Mr. Van Voorhees without Good Reason, the Company will pay to Mr. Van Voorhees (or his beneficiary or estate, as applicable): (i) base salary earned but not paid through the date of termination, (ii) pay for any vacation time earned but not used through the date of termination, (iii) any annual bonus awarded for the year preceding the year of termination but unpaid on the date of termination and (iv) any business expenses incurred but not reimbursed on the date of termination.

In the event Mr. Van Voorhees’s employment is terminated by the Company without Cause, upon a Change of Control (as defined in the Van Voorhees Employment Agreement) or upon Mr. Van Voorhees’ resignation for Good Reason, subject to Mr. Van Voorhees’ execution and non-revocation of a general release of claims, the Company will pay Mr. Van Voorhees: (i) continued base salary payments for the period beginning on the termination date and ending on the nine month anniversary of the termination date; (ii) all accrued compensation and a prorated target bonus through the date of termination; and (iii) all unvested equity compensation held by Mr. Van Voorhees will vest and become fully exercisable.

“Cause” is defined in the Van Voorhees Employment Agreement as: (i) Mr. Van Voorhees’ failure to perform (other than by reason of disability), or gross negligence in the performance of, his material duties and responsibilities to the Company (unauthorized absence for a period of five consecutive business days will be considered failure to perform); (ii) material breach of the confidentiality covenant or assignment of rights to intellectual property covenant or breach of any fiduciary duty owed to the Company; (iii) fraud or embezzlement or other dishonesty which is material (monetarily or otherwise) with respect to the Company; (iv) indictment, conviction or plea of nolo contendere to a felony or other crime involving moral turpitude that is material to the Company; or (v) loss of CPA licensure, disciplinary proceedings or other events that impair Mr. Van Voorhees’ ability to function as Chief Financial Officer or Treasurer of the Company.

“Good Reason” is defined in the Van Voorhees Employment Agreement as: (i) material diminution of Mr. Van Voorhees’ compensation or benefits; (ii) material diminution of Mr. Van Voorhees’ title, duties, authority or responsibilities; (iii) the Company’s material breach of any term of the Van Voorhees Employment Agreement; or (iv) the relocation of Mr. Van Voorhees’ place of employment to a location that is more than 20 miles from his home.

Panicucci Consulting Agreement

Upon termination of the Panicucci Consulting Agreement, the Company will pay Mr. Panicucci (or his estate, if applicable) any earned but unpaid consulting fees and reimbursement of business expenses.

Strassberg Employment Agreement

In the event Mr. Strassberg’s employment is terminated due to his death or disability, by the Company for Cause, or by Mr. Strassberg without Good Reason, the Company will pay to Mr. Strassberg (or his beneficiary or estate, as applicable): (i) base salary earned but not paid through the date of termination, (ii) pay for any vacation time earned but not used through the date of termination, (iii) any annual bonus awarded for the year preceding the year of termination but unpaid on the date of termination and (iv) any business expenses incurred but not reimbursed on the date of termination.

In the event Mr. Strassberg’s employment is terminated by the Company without Cause, upon a Change of Control (as defined in the Strassberg Employment Agreement) or upon Mr. Strassberg’s resignation for Good Reason, subject to Mr. Strassberg’s execution and non-revocation of a general release of claims, the Company will pay Mr. Strassberg: (i) continued base salary payments for the period beginning on the termination date and ending on the one year anniversary of the termination date; (ii) all accrued compensation and a prorated target bonus through the date of termination; and (iii) all unvested equity compensation held by Mr. Strassberg will vest and become fully exercisable.

“Cause” is defined in the Strassberg Employment Agreement as: (i) Mr. Strassberg’s failure to perform (other than by reason of disability), or gross negligence in the performance of, his material duties and responsibilities to the Company (unauthorized absence for a period of five consecutive business days will be considered failure to perform); (ii) material breach of the confidentiality covenant or assignment of rights to intellectual property covenant or breach of any fiduciary duty owed to the Company; (iii) fraud or embezzlement or other dishonesty which is material (monetarily or otherwise) with respect to the Company; (iv) indictment, conviction or plea of nolo contendere to a felony or other crime involving moral turpitude that is material to the Company; or (v) loss of CPA licensure, disciplinary proceedings or other events that impair Mr. Strassberg’s ability to function as Chief Financial Officer or Treasurer of the Company.

“Good Reason” is defined in the Strassberg Employment Agreement as: (i) material diminution of Mr. Strassberg compensation or benefits; (ii) material diminution of Mr. Strassberg’s title, duties, authority or responsibilities; (iii) the Company’s material breach of any term of the Strassberg Employment Agreement; or (iv) the relocation of Mr. Strassberg’s place of employment to a location that is more than 20 miles from his home.

Daigneault Employment Agreement

In the event Ms. Daigneault was terminated by us without Cause or upon a Change of Control, subject to her execution of a release of claims, in addition to the Final Compensation (as defined below), she would have been entitled to receive (i) severance pay equal to the base salary then in effect through the six month anniversary of the termination date (the “Daigneault Severance Pay”), (ii) accrued compensation not yet paid and (iii) a prorated bonus through the date of termination. In connection with Ms. Daigneault’s termination with the Company on July 22, 2022, she received severance pay equal to six months of her base salary.

“Cause” is defined in the Daigneault Employment Agreement as Ms. Daigneault’s (i) failure to perform (other than by reason of disability), or serious negligence in the performance of, her material duties and responsibilities to the Company (unauthorized absence of Ms. Daigneault for a period of five business days will be considered failure to perform); (ii) material breach of confidentiality or intellectual property provisions contained in the employment agreement or breach of any fiduciary duty owed to the Company; (iii) fraud or embezzlement or other dishonesty which is material (monetarily or otherwise) with respect to the Company; (iv) indictment, conviction or plea of nolo contendere to a felony or other crime involving moral turpitude that is material to the Company; or (v) loss of legal licensure, legal disciplinary proceedings, or other events that impair Ms. Daigneault’s ability to function as Corporate Secretary of the Company.

Pursuant to the terms of the Daigneault Employment Agreement, in the event Ms. Daigneault was terminated due to death or disability, the executive or her beneficiaries, as applicable, would have been entitled to (i) base salary earned but not paid through the date of termination, (ii) pay for any vacation time earned but not used through the date of termination, (iii) any annual bonus awarded for the year preceding that in which termination occurs but unpaid on the date of termination and (iv) any business expenses incurred but not reimbursed on the date of termination (all of the foregoing, the “Final Compensation”).

Equity Incentive Awards

Pursuant to the Omnibus Plan, in the event of a Change in Control (as defined in the Omnibus Plan): (i) if the acquirer or successor company in such Change in Control has agreed to provide for the substitution, assumption, exchange or other continuation of the stock options, then, if the Named Executive Officer’s employment with or service to the Company is terminated by the Company without Cause (as defined in the Omnibus Plan) (and other than due to death or disability) on or within 24 months following a Change in Control, then all of the Named Executive Officer’s options will become immediately exercisable; (ii) if the acquirer or successor company in such Change in Control has not agreed to provide for the substitution, assumption, exchange or other continuation of the options, all options held by the Named Executive Officer will become immediately exercisable; and (iii) the Committee (as defined in the Omnibus Plan) may cancel any outstanding options in exchange for cash, securities or other property equal to the value of such canceled options.

Willard Restricted Stock Award

If Mr. Willard’s employment with the Company is terminated without Cause (other than for death or disability) or Mr. Willard resigns for Good Reason (each as defined in Mr. Willard’s employment agreement, and such termination, a “Qualifying Termination”), Mr. Willard will vest in a pro rata portion of the restricted stock. In the event of a Qualifying Termination on or within 12 months following a Change in Control (as defined in the Omnibus Plan), all of the shares of restricted stock will vest. If Mr. Willard’s service terminates for any other reason, all unvested shares of restricted stock will be forfeited for no consideration.

COMPENSATION OF DIRECTORS

Pursuant to our Director Compensation Program, each member serving on our Board during 2022 was eligible to compensation for his or her service, as follows.

•	Board of Directors member: $60,000 annual retainer plus an annual equity grant

•	Chairman of the Board: $25,000 annual retainer

•	Board Committee Chair: $15,000 annual retainer

•	Board Committee Member: $10,000 annual retainer

2022 Director Compensation

The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of our non-employee directors. As Named Executive Officers, Mr. Willard’s and Dr. Javitt’s compensation is shown in the 2022 Summary Compensation Table. Mr. Willard did not receive any additional compensation for his service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Patrick Flynn	$90,000	$90,000	$180,000
Sherry Glied	$70,000	$90,000	$160,000
Aaron Gorovitz	$80,000	$90,000	$170,000
Chaim Hurwitz	$70,000	$90,000	$160,000
Dan Troy	$85,000	$—	$85,000

(1)	Amounts reflect the full grant date fair value of stock options awarded under our Omnibus Plan during 2022, computed in accordance with the requirements of FASB ASC 718. The stock options vest on May 25, 2023. As of December 31, 2022, (i) Mr. Flynn held 166,505 outstanding options, (ii) Dr. Glied held 231,942 outstanding options, (iii) Mr. Gorovitz held 166,505 outstanding options, and (iv) Mr. Hurwitz held 166,505 outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2022.

Plan Type	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	3,452,615	(2)(3)	$1.12	299,784

Equity compensation plans not approved by security holders(4)	1,000,000		—	0

(1)	Includes awards granted pursuant to the Omnibus Plan.
(2)	As of December 31, 2022, there were 299,784 shares of common stock authorized for issuance pursuant to awards under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the number of shares available for issuance thereunder will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the Omnibus Plan are issued and outstanding or (b) such number of shares determined by the Board.
(3)	Excludes rights outstanding under the 2016 Omnibus Incentive Plan. As of December 31, 2022, there were 1,487,521 securities to be issued upon exercise of outstanding options, warrants and rights pursuant to our 2016 Omnibus Incentive Plan, with a weighted-average exercise price of $3.72, which were assumed by Big Rock Partners Acquisition Group and converted into an option to acquire an adjusted number of shares of common stock at an adjusted exercise price per share in connection with the May 2021 merger. No further grants or awards will be made under the 2016 Omnibus Incentive Plan.
(4)	Reflects the grant of an “employment inducement grant” under NASDAQ Listing Rule 5635(c)(4) comprised of restricted stock granted to Mr. Willard.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of April 27, 2023 by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

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

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock owned by such stockholders. Unless otherwise noted, the address of each beneficial owner is c/o NRX Pharmaceuticals, Inc., 1201 Orange Street, Suite 600, Wilmington, DE 19801, Attention: Corporate Secretary.

The beneficial ownership of our Common Stock is based on 71,557,580 shares of Common Stock issued and outstanding as of April 27, 2023.

Beneficial Ownership Table

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Officers and Directors
Stephen H. Willard (1)	1,050,000	1.47%
Robert Besthof(2)	409,790	*
Riccardo Panicucci(3)	82,666	*
Seth Van Voorhees(4)	208,837	*
Patrick J. Flynn(5)	1,639,397	2.29%
Sharon A. Glied, Ph.D.(6)	245,110	*
Aaron Gorovitz(7)	208,191	*
Chaim Hurvitz(8)	2,311,298	3.23%
Jonathan Javitt(9)	14,468,329	20.22%

All Executive Officers and Directors as a Group (9 persons)	20,623,618	28.82%
All Greater than 5% Holders
Glytech, LLC(10)	9,634,793	13.46%

*	Indicates less than 1%

(1)	Consists of (i) 50,000 shares of Common Stock held by Stephen H. Willard individually and (ii) 1,000,000 shares of restricted Common Stock that can be voted but cannot be traded. 333,333 shares will be unrestricted on July 12, 2023, an additional 333,333 shares on July 12, 2024 and the remaining 333,334 shares on July 12, 2025. Mr. Willard’s address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(2)	Consists of (i) 23,710 shares of Common Stock held by Robert Besthof individually and (ii) 245,963 shares of common stock subject to options held by Robert Besthof which are vested and exercisable within 60 days; does not include 307,520 shares subject to unvested options held by Robert Besthof which are not exercisable within 60 days. Mr. Besthof’s address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(3)	Consists of 82,666 shares of Common Stock options held by Riccardo Panicucci that have vested; does not include 41,334 unvested options held by Mr. Panicucci that are not exercisable within 60 days. Mr. Panicucci’s address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(4)	Consists of (i) 46,337 shares of Common Stock held by Seth Van Voorhees individually and (ii) 162,500 shares that are vesting and exercisable within 60 days; does not include 162,500 unvested options held by Mr. Voorhees that are not going to vest and be exercisable within 60 days. Mr. Voorhees’ address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(5)	Consists of (i) 362,332 shares of Common Stock held by Nash-Flynn Investments, LLC, (ii) 226,254 shares of common stock held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iii) 882,556 shares of common stock issuable upon exercise of fully vested warrants held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iv) 1,750 shares of common stock held by Patrick Flynn and (v) 166,505 shares of Common Stock options, of which 3,845 shares are vested and exercisable and 162,660 shares are going to vest and be exercisable within 60 days. Patrick Flynn is the owner of Nash-Flynn Investments, LLC and trustee of the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust. Mr. Flynn’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(6)	Consists of (i) 13,168 shares of Common Stock held by Cottingham-Hillcrest, Inc. and (ii) 231,942 shares of Common Stock subject to options held by Sharon A. Glied, Ph.D. of which 69,282 are vested and exercisable and 162,660 are going to vest and be exercisable within 60 days. Dr. Glied’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(7)	Consists of (i) 8,336 shares of Common Stock held by Samuel David Gorovitz 2017 Irrevocable Trust, (ii) 8,336 shares of Common Stock held by Jeremy Paul Gorovitz 2017 Irrevocable Trust, (iii) 8,336 shares of Common Stock held by Marisa Shey Gorovitz 2017 Irrevocable Trust, (iv) 16,678 shares of Common Stock held by Elizabeth Gorovitz (the holder’s spouse), and (v) 166,505 shares of Common Stock options, of which 3,845 are vested and exercisable and 162,660 are going to vest and be exercisable within 60 days. Aaron Gorovitz is the trustee of the Samuel David Gorovitz 2017 Irrevocable Trust, the Jeremy Paul Gorovitz 2017 Irrevocable Trust, and the Marisa Shey Gorovitz 2017 Irrevocable Trust. Elizabeth Gorovitz is the wife of Aaron Gorovitz; does not include 20,843 shares issuable upon achievement of earnouts. Mr. Gorovitz’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(8)	Consists of (i) 1,436,350 shares of Common Stock held by Shirat HaChaim Ltd., (ii) 208,443 shares of Common Stock held by CH Health-Private Venture Capital Ltd, (iii) 500,000 shares of Common Stock held by Chaim Hurvitz individually, and (iv) 166,505 shares of Common Stock options, of which 3,845 have vested and exercisable and 162,660 which are going to vest and be exercisable within 60 days. Chaim Hurwitz is the owner of Shirat HaChaim Ltd. and CH Health-Private Venture Capital Ltd. Mr. Hurvitz's address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.

(9)	Consists of (i) 12,599,997 shares of common stock held by the Jonathan Javitt Living Trust, (ii) 1,422,000 shares of common stock held by The Javitt 2012 Irrevocable Dynasty Trust, (iii) 146,332 shares of common stock held by Jonathan Javitt individually and (iv) 300,000 held by the Jonathan Javitt Donor Advised Fund. Jonathan Javitt is the trustee of the Jonathan Javitt Living Trust, the Grantor of The Javitt 2012 Irrevocable Dynasty Trust and the donor and primary advisor of the Jonathan Javitt Donor Advised Fund. Dr. Javitt’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(10)	Consists of 9,643,234 shares of Common Stock held by Glytech, LLC. Glytech, LLC is owned by Daniel Javitt, who is the brother of Jonathan Javitt, a director and Chief Scientist of the Company. Glytech LLC’s address is 1201 N. Market Street, Suite 111, Wilmington, DE 19801.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the “Executive and Director Compensation” section of this Form 10-K/A. We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Support Services

We license patents owned by Glytech LLC, which is solely owned by Daniel C. Javitt, the brother of Jonathan Javitt, a director and Chief Scientist of the Company. During 2022 and 2021, the Company in 2022 and NeuroRx, Inc., the predecessor to our company, in 2021 paid Glytech LLC $250,000 and $250,000, respectively, for continuing research and development, technology support services and reimbursed expenses. These support services are ongoing. Glytech LLC’s support includes both non-clinical and clinical research in support of the expansion of our intellectual property portfolio.

In addition, we pay Zachary Javitt, the son Jonathan Javitt, on an hourly basis for services related to website, IT, and marketing support under the supervision of our Chief Executive Officer, who is responsible for assuring that the services are provided on financial terms that are at market. We paid Zachary Javitt a total of $133,445 and $106,500 during the years ended December 31, 2022 and 2021, respectively.

The Company also seeks services for digital health product development from PillTracker to monitor the use of Aviptadil, a drug, in clinical trials. Zachary Javitt is PillTracker’s Chief Executive Officer and Jonathan Javitt is the chairman of its board of directors. The Company paid approximately $170,340.00 and $820,293.88 to PillTracker for its services in 2022 and 2021, respectively.

Controlled Company Status

From the consummation of the business combination that formed the Company in March 2021 and through October 2021, the Company qualified as a “controlled company” pursuant to the listing rules of The Nasdaq Stock Market (“Nasdaq”). In accordance with such rules, a company that has ceased to be a “controlled company” within the meaning of the Nasdaq listing rules shall be permitted to phase-in the requirement to have a majority independent board and independent nominations and compensation committees on the same schedule as companies listing with their initial public offering. Accordingly, the Company was required to be fully compliant with the requirement to have a majority independent board, compensation committee and nominations committee by October 2022.

Director Independence

Our Board has determined that Sharon A. Glied, Patrick J. Flynn, Aaron Gorovitz, and Chaim Hurvitz are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services

KPMG LLP has served as our independent auditor since 2018. The Company incurred the following fees from KPMG LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2022 and 2021.

	For the year ended December 31
	2022	2021
Audit fees (1)	$775,000	$798,600
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$775,000	$798,600

(1)	Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with the May 2021 merger and follow-on public offering, and additional public offerings.

(2)	There were no audit-related fees billed in 2022 or 2021.
(3)	There were no tax-related fees billed in 2022 or 2021.
(4)	There were no other fees billed in 2022 or 2021.

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents filed.

1.	The financial statements of NRx Pharmaceuticals, Inc. are filed as part of the original Form 10-K.

2.	The schedules have been omitted from the Form 10-K because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

(b) List of Exhibits.

The following is a list of exhibits filed with this Form 10-K/A.

Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith
10.54	Settlement Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.				X
10.55	Asset Purchase Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (v) Notes to Financial Statements
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2023.

NRX PHARMACEUTICALS, INC.

By:	/s/ Seth Van Voorhees
Seth Van Voorhees
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date
/s/ Stephen H. Willard	Chief Executive Officer and Director	May 1, 2023
Stephen H. Willard	(Principal Executive Officer)

/s/ Seth Van Voorhees	Chief Financial Officer	May 1, 2023
Seth Van Voorhees	(Principal Financial and Accounting Officer)

/s/ Patrick J. Flynn
Patrick J. Flynn	Director	May 1, 2023

/s/ Sharon A. Glied
Sharon A. Glied	Director	May 1, 2023

/s/ Aaron Gorovitz
Aaron Gorovitz	Director	May 1, 2023

/s/ Chaim Hurvitz
Chaim Hurvitz	Director	May 1, 2023

/s/ Jonathan C. Javitt
Jonathan C. Javitt	Director	May 1, 2023