Form 10-K/A
period 2022-12-31
NRX Pharmaceuticals, Inc.
filed 2023-05-26
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of May 26, 2023, the registrant had 70,309,655 shares of common stock outstanding.

PCAOB Auditor ID: 185	Name: KPMG LLP	Address: Short Hills, New Jersey

EXPLANATORY NOTE

NRx Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 2 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Form 10-K”), for the purpose of amending and restating Amendment No. 1 to the Form 10-K, which was filed with the SEC on May 1, 2023 in order to correct certain information on executive compensation provided in Part III, Item 11.

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

[1]	Robert Besthof has resigned from the company and his last day with the Company was May 1, 2023.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)		All Other Compensation ($)(4)	Total ($)
Stephen Willard(5) Chief Executive Officer	2022	233,871		—	566,000	—		—	799,871
Jonathan Javitt(6) Chief Scientist and former Chief Executive Officer	2022	867,446	(7)	—	—	—		$6,250	873,696
	2021	275,000		—	—	—		102,287	377,287
Robert Besthof(8) Former Chief Commercial and former Interim Chief Executive Officer	2022	456,226	(9)	—	—	195,000		—	651,226
	2021	264,000	(9)	—	—	—		—	264,000
Seth Van Voorhees(10) Chief Financial Officer and Treasurer	2022	220,000		—	—	134,875		—	354,875
Rick Panicucci Chief Technology Officer	2022	240,000	(9)	—	—	—		—	240,000
Ira Strassberg(11) Former Chief Financial Officer and Treasurer	2022	307,917		—	—	1,000,875	(13)	—	1,308,792
Alessandra Daigneault(12) Former Chief Corporate Officer, General Counsel and Secretary	2022	162,844		160,000	—	—		262,000	584,844
	2021	228,000		100,000	—	1,754,611		2,961	2,085,572

(1)	Amount reported for Ms. Daigneault in 2022 reflects (i) $60,000 awarded as a discretionary bonus; and (ii) a transaction bonus of $100,000. Amount reported for Ms. Daigneault in 2021 reflects a transaction bonus of $100,000.
(2)	Amount reflects the grant date fair value of restricted stock granted as an employment inducement award during fiscal year 2022 as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 10 to the consolidated financial statements contained in the Form 10-K for information regarding the assumptions used in calculating this amount.
(3)	Amount reflects the grant date fair value of stock options granted during fiscal year 2022 or fiscal year 2021 as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 10 to the consolidated financial statements contained in the Form 10-K for information regarding the assumptions used in calculating these amounts.
(4)	For 2022, the All Other Compensation column reflects: (i) for Mr. Javitt, $6,250 for his service as chairman of the Board during the first quarter of 2022; and (ii) for Ms. Daigneault, $132,000 in severance payments and $130,000 in tax gross up payment paid in connection with tax obligations associated with Ms. Daigneault’s exercise of stock options.
(5)	Mr. Willard was appointed Chief Executive Officer on July 12, 2022.
(6)	Mr. Javitt retired from his role as Chief Executive Officer on March 8, 2022. As of March 8, 2022, Mr. Javitt assumed the role of Chief Scientist and remained on the Company’s board of directors.
(7)	Amount reported reflects (i) $51,008 in base salary, and (ii) $816,438 in consulting fees.
(8)

Mr. Besthof was appointed Interim Chief Executive Officer on March 8, 2022. Prior to such date, Mr. Besthof served as Chief Commercial Officer. Following Mr. Willard’s appointment as Chief Executive Officer on July 12, 2022, Mr. Besthof resumed his role as Chief Commercial Officer. Mr. Besthof’s employment terminated on April 30, 2023.

(9)	Amount reported reflects consulting fees paid for service as an independent contractor.
(10)	Dr. Van Voorhees was appointed Chief Financial Officer and Treasurer on June 6, 2022, effective June 13, 2022.
(11)	Mr. Strassberg’s employment terminated on July 7, 2022.
(12)	Ms. Daigneault’s employment terminated on July 22, 2022.
(13)	Mr. Strassberg’s option grant was forfeited in its entirety in connection with his termination.

Narrative to Summary Compensation Table

Base Salaries and Compensation

NRx’s Named Executive Officers receive an annual base salary or annual rate of compensation to compensate them for services rendered to NRx. The base salary or annual rate of compensation payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2022, (i) Mr. Willard’s annual base salary was set at $500,000; (ii) Dr. Javitt’s annual base salary was set at $275,000 until March 8, 2022; following March 8, 2022, Dr. Javitt’s annual consulting fee was set at $1,000,000; (iii) Mr. Besthof’s annual consulting fee was set at $264,000 until March 8, 2022; following March 8, 2022, Mr. Besthof’s annual consulting fee was approximately $500,000; (iv) Dr. Van Voorhees’s annual base salary was set at $400,000; (v) Mr. Panicucci’s annual base salary was set at $240,000; (vi) Mr. Strassberg’s annual base salary was set at $400,000; and (vii) Ms. Daigneault’s annual base salary was set at $264,000.

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Patrick Flynn	$90,000	$90,000	$180,000
Sherry Glied	$70,000	$90,000	$160,000
Aaron Gorovitz	$80,000	$90,000	$170,000
Chaim Hurwitz	$70,000	$90,000	$160,000
Dan Troy(2)	$63,750	$—	$63,750
H.R. McMaster(3)	$25,000	$—	$25,000

(1)	Amounts reflect the full grant date fair value of stock options awarded under our Omnibus Plan during 2022, computed in accordance with the requirements of FASB ASC 718. The stock options vest on May 25, 2023. As of December 31, 2022, (i) Mr. Flynn held 166,505 outstanding options, (ii) Dr. Glied held 231,942 outstanding options, (iii) Mr. Gorovitz held 166,505 outstanding options, and (iv) Mr. Hurwitz held 166,505 outstanding options.

(2)	Mr. Troy’s service on the Board terminated on July 18, 2022.
(3)	Mr. McMaster retired from the Board as of July 18, 2022.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2022.

Plan Type	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	6,049,178	(2)(3)	$1.12	299,784

Equity compensation plans not approved by security holders(4)	1,000,000		—	0

(1)	Includes awards granted pursuant to the Omnibus Plan.
(2)	As of December 31, 2022, there were 299,784 shares of common stock authorized for issuance pursuant to awards under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the number of shares available for issuance thereunder will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the Omnibus Plan are issued and outstanding or (b) such number of shares determined by the Board.
(3)	Excludes rights outstanding under the 2016 Omnibus Incentive Plan. As of December 31, 2022, there were 1,487,467 securities to be issued upon exercise of outstanding options, warrants and rights pursuant to our 2016 Omnibus Incentive Plan, with a weighted-average exercise price of $9.17, which were assumed by Big Rock Partners Acquisition Corporation and converted into an option to acquire an adjusted number of shares of common stock at an adjusted exercise price per share in connection with the May 2021 merger. No further grants or awards will be made under the 2016 Omnibus Incentive Plan.
(4)	Reflects the grant of an “employment inducement grant” under NASDAQ Listing Rule 5635(c)(4) comprised of restricted stock granted to Mr. Willard.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of April 27, 2023 by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

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

The beneficial ownership of our Common Stock is based on 71,557,580 shares of Common Stock issued and outstanding as of April 27, 2023.

Beneficial Ownership Table

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Officers and Directors
Stephen H. Willard (1)	1,050,000	1.47%
Robert Besthof(2)	409,790	*
Riccardo Panicucci(3)	82,666	*
Seth Van Voorhees(4)	208,837	*
Patrick J. Flynn(5)	1,639,397	2.29%
Sharon A. Glied, Ph.D.(6)	245,110	*
Aaron Gorovitz(7)	208,191	*
Chaim Hurvitz(8)	2,311,298	3.23%
Jonathan Javitt(9)	14,468,329	20.22%

All Executive Officers and Directors as a Group (9 persons)	20,623,618	28.82%
All Greater than 5% Holders
Glytech, LLC(10)	9,634,793	13.46%

*	Indicates less than 1%

(1)	Consists of (i) 50,000 shares of Common Stock held by Stephen H. Willard individually and (ii) 1,000,000 shares of restricted Common Stock that can be voted but cannot be traded. 333,333 shares will be unrestricted on July 12, 2023, an additional 333,333 shares on July 12, 2024 and the remaining 333,334 shares on July 12, 2025. Mr. Willard’s address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(2)	Consists of (i) 23,710 shares of Common Stock held by Robert Besthof individually and (ii) 245,963 shares of common stock subject to options held by Robert Besthof which are vested and exercisable within 60 days; does not include 307,520 shares subject to unvested options held by Robert Besthof which are not exercisable within 60 days. Mr. Besthof’s address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(3)	Consists of 82,666 shares of Common Stock options held by Riccardo Panicucci that have vested; does not include 41,334 unvested options held by Mr. Panicucci that are not exercisable within 60 days. Mr. Panicucci’s address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(4)	Consists of (i) 46,337 shares of Common Stock held by Seth Van Voorhees individually and (ii) 162,500 shares that are vesting and exercisable within 60 days; does not include 162,500 unvested options held by Mr. Voorhees that are not going to vest and be exercisable within 60 days. Mr. Voorhees’ address is 1201 Orange Street, Suite 600 Wilmington, DE 19801.
(5)	Consists of (i) 362,332 shares of Common Stock held by Nash-Flynn Investments, LLC, (ii) 226,254 shares of common stock held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iii) 882,556 shares of common stock issuable upon exercise of fully vested warrants held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iv) 1,750 shares of common stock held by Patrick Flynn and (v) 166,505 shares of Common Stock options, of which 3,845 shares are vested and exercisable and 162,660 shares are going to vest and be exercisable within 60 days. Patrick Flynn is the owner of Nash-Flynn Investments, LLC and trustee of the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust. Mr. Flynn’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(6)	Consists of (i) 13,168 shares of Common Stock held by Cottingham-Hillcrest, Inc. and (ii) 231,942 shares of Common Stock subject to options held by Sharon A. Glied, Ph.D. of which 69,282 are vested and exercisable and 162,660 are going to vest and be exercisable within 60 days. Dr. Glied’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(7)	Consists of (i) 8,336 shares of Common Stock held by Samuel David Gorovitz 2017 Irrevocable Trust, (ii) 8,336 shares of Common Stock held by Jeremy Paul Gorovitz 2017 Irrevocable Trust, (iii) 8,336 shares of Common Stock held by Marisa Shey Gorovitz 2017 Irrevocable Trust, (iv) 16,678 shares of Common Stock held by Elizabeth Gorovitz (the holder’s spouse), and (v) 166,505 shares of Common Stock options, of which 3,845 are vested and exercisable and 162,660 are going to vest and be exercisable within 60 days. Aaron Gorovitz is the trustee of the Samuel David Gorovitz 2017 Irrevocable Trust, the Jeremy Paul Gorovitz 2017 Irrevocable Trust, and the Marisa Shey Gorovitz 2017 Irrevocable Trust. Elizabeth Gorovitz is the wife of Aaron Gorovitz; does not include 20,843 shares issuable upon achievement of earnouts. Mr. Gorovitz’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(8)	Consists of (i) 1,436,350 shares of Common Stock held by Shirat HaChaim Ltd., (ii) 208,443 shares of Common Stock held by CH Health-Private Venture Capital Ltd, (iii) 500,000 shares of Common Stock held by Chaim Hurvitz individually, and (iv) 166,505 shares of Common Stock options, of which 3,845 have vested and exercisable and 162,660 which are going to vest and be exercisable within 60 days. Chaim Hurwitz is the owner of Shirat HaChaim Ltd. and CH Health-Private Venture Capital Ltd. Mr. Hurvitz’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.

(9)	Consists of (i) 12,599,997 shares of common stock held by the Jonathan Javitt Living Trust, (ii) 1,422,000 shares of common stock held by The Javitt 2012 Irrevocable Dynasty Trust, (iii) 146,332 shares of common stock held by Jonathan Javitt individually and (iv) 300,000 held by the Jonathan Javitt Donor Advised Fund. Jonathan Javitt is the trustee of the Jonathan Javitt Living Trust, the Grantor of The Javitt 2012 Irrevocable Dynasty Trust and the donor and primary advisor of the Jonathan Javitt Donor Advised Fund. Dr. Javitt’s address is 1201 Orange Street, Suite 600 Wilmington, DE 1980.
(10)	Consists of 9,643,234 shares of Common Stock held by Glytech, LLC. Glytech, LLC is owned by Daniel Javitt, who is the brother of Jonathan Javitt, a director and Chief Scientist of the Company. Glytech LLC’s address is 1201 N. Market Street, Suite 111, Wilmington, DE 19801.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2023.

NRX PHARMACEUTICALS, INC.

By:	/s/ Seth Van Voorhees
Seth Van Voorhees
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date
/s/ Stephen H. Willard	Chief Executive Officer and Director	May 26, 2023
Stephen H. Willard	(Principal Executive Officer)

/s/ Seth Van Voorhees	Chief Financial Officer	May 26, 2023
Seth Van Voorhees	(Principal Financial and Accounting Officer)

/s/ Patrick J. Flynn
Patrick J. Flynn	Director	May 26, 2023

/s/ Sharon A. Glied
Sharon A. Glied	Director	May 26, 2023

/s/ Aaron Gorovitz
Aaron Gorovitz	Director	May 26, 2023

/s/ Chaim Hurvitz
Chaim Hurvitz	Director	May 26, 2023

/s/ Jonathan C. Javitt
Jonathan C. Javitt	Director	May 26, 2023