Form 10-Q
period 2023-06-30
NRX Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

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

As of August 9, 2023, the registrant had 81,700,918 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,969	$20,054
Prepaid expenses and other current assets	4,819	5,741
Total current assets	19,788	25,795
Other assets	21	21
Total assets	$19,809	$25,816
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,205	$2,076
Accrued and other current liabilities	5,783	4,855
Accrued clinical site costs	1,115	914
Convertible note payable and accrued interest - short term	12,692	7,703
D&O insurance payable	786	—
Warrant liabilities	36	37
Total current liabilities	22,617	15,585
Convertible note payable and accrued interest - long term	—	2,822
Total liabilities	$22,617	$18,407

Preferred stock, $0.001 par value, 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 80,388,330 and 66,442,989 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	80	67
Additional paid-in capital	239,887	230,339
Accumulated other comprehensive (loss) income	(22)	—
Accumulated deficit	(242,753)	(222,997)
Total stockholders’ (deficit) equity	(2,808)	7,409
Total liabilities and stockholders' (deficit) equity	$19,809	$25,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,873	$2,958	$7,523	$8,441
General and administrative	4,065	6,642	9,850	16,864
Settlement expense	250	—	250	—
Total operating expenses	8,188	9,600	17,623	25,305
Loss from operations	(8,188)	(9,600)	(17,623)	(25,305)
Other (income) expenses:
Interest income	(145)	(23)	(301)	(23)
Interest expense	—	—	—	3
Change in fair value of convertible note payable	663	—	2,435	—
Change in fair value of warrant liabilities	11	(116)	(1)	(273)
Change in fair value of Earnout Cash liability	—	(2,479)	—	(4,582)
Total other (income) expenses	529	(2,618)	2,133	(4,875)
Net loss	$(8,717)	$(6,982)	$(19,756)	$(20,430)
Change in fair value of convertible note attributed to credit risk	128	—	22	—
Other comprehensive loss	128	—	22	—
Comprehensive loss	$(8,845)	$(6,982)	$(19,778)	$(20,430)
Net loss per share:
Basic and diluted	$(0.12)	$(0.11)	$(0.28)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	73,221,563	65,732,343	70,260,622	64,348,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance December 31, 2022	66,442,989	$67	$230,339	$(222,997)	$—	$7,409
Common stock and warrants issued, net of issuance costs $351	3,866,666	3	2,542	—	—	2,545
Change in fair value of convertible note attributed to credit risk	—	—	—	—	106	106
Stock-based compensation	—	—	695	—	—	695
Net loss	—	—	—	(11,039)	—	(11,039)
Balance - March 31, 2023	70,309,655	$70	$233,576	$(234,036)	$106	$(284)
Common stock and warrants issued, net of issuance costs $2,168	9,670,002	10	5,567	—	—	5,577
Change in fair value of convertible note attributed to credit risk	—	—	—	—	(128)	(128)
Stock-based compensation	—	—	544	—	—	544
Shares issued as repayment of principal and interest for convertible note	408,673	—	200	—	—	200
Net loss	—	—	—	(8,717)	—	(8,717)
Balance - June 30, 2023	80,388,330	$80	$239,887	$(242,753)	$(22)	$(2,808)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2021	58,810,550	$59	$203,990	$(183,243)	$20,806
Common stock and warrants issued in private placement, net of issuance costs of $2,020	7,824,727	8	22,972	—	22,980
Common stock issued for consulting services	6,037	—	17	—	17
Stock-based compensation	—	—	1,334	—	1,334
Net loss	—	—	—	(13,448)	(13,448)
Balance - March 31, 2022	66,641,314	$67	$228,313	$(196,691)	$31,689
Additional issuance costs in connection with Private Placement	—	—	(342)	—	(342)
Stock-based compensation	—	—	987	—	987
Net loss	—	—	—	(6,982)	(6,982)
Balance - June 30, 2022	66,641,314	$67	$228,958	$(203,673)	$25,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,756)	$(20,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	2
Stock-based compensation	1,239	2,321
Change in fair value of warrant liabilities	(1)	(273)
Change in fair value of earnout cash liability	—	(4,582)
Change in fair value of convertible promissory note	2,435	—
Non-cash settlement expense	250	—
Increases (decreases) in operating assets and liabilities:
Prepaid expenses and other assets	922	(2,757)
Accounts payable	129	(609)
Accrued expenses and other liabilities	879	1,157
Net cash used in operating activities	(13,901)	(25,171)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2)	(6)
Net cash used in investing activities	(2)	(6)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	—	(518)
Repayment of convertible note	(90)	—
Proceeds from issuance of insurance loan	786
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	8,122	22,638
Net cash provided by financing activities	8,818	22,120

Net (decrease) increase in cash and cash equivalents	(5,085)	(3,057)
Cash and cash equivalents at beginning of period	20,054	27,605
Cash and cash equivalents at end of period	$14,969	$24,548
Supplemental disclosure of cash flow information:
Cash paid for interest	$205	$—
Non-cash investing and financing activities
Issuance of common stock as principal and interest repayment for convertible notes	$200	$—
Issuance of common stock warrants as offering costs	$75	$726
Issuance of common stock for settlement of accrued liability	$—	$17

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

Operations

The Company is engaged in the development of NRX-101, a fixed dose combination of D-cycloserine, or DCS, and lurasidone for the treatment of suicidal bipolar depression and potentially for other future indications. In January 2023 the Company met with the FDA and was guided to expand its intended use of NRX-101 from the original population of patients with acute suicidality who might be treated in the hospital environment to the broader population of patients with subacute suicidal ideation (now described by the Company as Treatment-Resistant Bipolar Depression) who are treated in the outpatient setting. This broader population of patients are the current target population of the ongoing clinical trial.

Based on the guidance of the FDA and the Company’s completion of manufacturing for phase 3/commercial stage investigational product, the Company upgraded the ongoing clinical trial to a phase 2b/3 trial, the results of which have the potential to be used for registrational filings. The Company is engaged in that ongoing clinical trial of NRX-101 vs. lurasidone in patients with treatment-resistant bipolar depression with the objective of demonstrating a decrease in depression scores and scores of suicidal ideation in patients treated with NRX-101 compared to those treated with lurasidone alone.

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

During the first quarter of 2023, the Company refined its ability to validate the psychometric ratings that are used to assess the efficacy endpoints for the clinical trial. The Company relies upon a team of veteran raters who both train independent site raters and monitor the technical quality of each rating. A standard was set of 90% or better congruence between the Company’s veteran rating team and site raters. This standard was met for all study participants whose ratings were obtained

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in their primary language and management believes that this standard can be maintained for the duration of the trial. The Company has recently released research findings that demonstrate better than 94% congruence on the Montgomery Asberg Depression Rating Scale (MADRS), which constitutes the primary efficacy endpoint.

In April 2023, the Company contracted with 1nHealth to initiate a recruitment campaign that may cover up to 45 states in the U.S. to recruit sufficient participants for this enlarged trial. The Company has similarly broadened its relationship with Science 37, a contract research organization that conducts decentralized clinical trials, to enroll participants identified by the 1nHealth recruitment initiative and randomize them to be treated within the broadened clinical trial. 1nHealth has additionally engaged “The Mighty,” a voice-of-the-patient organization with national reach to publicize the clinical trial to the 800,000+ subscribers who have indicated a focus on bipolar depression and suicidality.

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

The Company has completed manufacture of all clinical supplies required for its ongoing clinical trials. This initiative is expected to yield stability data sufficient to support a shelf life in excess of two years at time of potential drug launch (should the clinical trials be successful). The completion of this manufacturing milestone may allow the Company to decrease ongoing expenditure associated with manufacturing and development of chemical manufacturing controls.

On June 2, 2023, the Company entered into an Exclusive, Global - Development, Supply, Marketing & License Agreement (the “License Agreement”) with Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd. (collectively, “Alvogen”). Under the License Agreement, NRx granted Alvogen an exclusive (even as to NRx and its affiliates) worldwide, transferable and sublicensable license under certain intellectual property (including patents, know-how and trademarks) owned or controlled by NRx to develop (with certain limitations), manufacture, and commercialize NRX-101, for the treatment of bipolar depression with suicidality. The term of the license is, on a country-by-country basis, 20 years from the first commercial sale of NRX-101 in such country, extendable by Alvogen for a two-year period upon its request made prior to the expiration of such 20-year period. During the term of the License Agreement, the parties have agreed (on behalf of themselves and their affiliates) not to research, develop, seek or obtain any regulatory approval for the manufacturing, marketing, sale, or other commercialization of any product containing a fixed dose combination of D-cycloserine and lurasidone in the treatment of bipolar depression with suicidality, nor to authorize or assist (including by investing in or otherwise providing funding to) any third party to do so.

During the term of the License Agreement, NRx is permitted to develop additional products containing D-cycloserine in combination with one or more other active antidepressant or antipsychotic ingredients for use outside of the field of treatment of bipolar depression with suicidality, such as in post-traumatic stress disorder (PTSD) or chronic pain in depression, in which case, if NRx wishes to license rights to develop or commercialize such additional products or indications, Alvogen has a right of first negotiation to obtain such a license.

Progress on NRX-100 (ketamine).

During Q1 management met with the psychiatry division of the FDA to discuss paths to market for NRX-101 as monotherapy and as sequential therapy following stabilization with ketamine. The FDA indicated that treatment following ketamine would require data sufficient to file a New Drug Application for the use of ketamine as a stabilization agent. Currently, the FDA has limited data on file that demonstrates the safety and efficacy of ketamine. Accordingly, the Company has established a scientific collaboration with Prof. Marion Leboyer of Paris, France and Prof. Mocrane Abbar of Lyon, France in order to incorporate the results of a 160-person inpatient trial of intravenous ketamine vs. placebo for the stabilization of patients admitted for acute suicidality. The findings of the trial demonstrate a statistically significant

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reduction in both suicidality (the primary endpoint) and depression (the secondary endpoint) among patients treated with intravenous ketamine compared to those treated with placebo.

The Company has negotiated a data sharing agreement with the Centre Hospitalier Universitaire De Nîmes in France in order to permit deidentified patient level data to be transmitted by NRx to the FDA for regulatory purposes. The Company is of the belief that these multicenter, randomized prospective data, combined with randomized, prospective data on more than 200 US patients when submitted for review at a patient level will likely be sufficient to demonstrate preliminary safety and efficacy of intravenous ketamine in acutely suicidal patients. Data are expected to be transmitted to FDA by the end of Q3.

New Therapeutic Targets:

The Company is exploring three new therapeutic targets for NRX-101 and related drugs: treatment of Chronic Pain, treatment of PTSD, and treatment of urinary tract infection.

Treatment of Chronic Pain:

The rationale for treatment of chronic pain with DCS is outlined in a 2016 scientific paper published by Schnitzer, et. al.  In brief, DCS as an N-methyl-D-aspartate (“NMDA”) antagonist drug has demonstrated extensive nonclinical and early clinical efficacy in: (i) decreasing the response to nociceptive pain (i.e., pain triggered by pain receptors in the body) and (ii) decreasing craving for opioid drugs, with evidence that DCS is both nonaddictive and non-neurotoxic. In order to support its development of NRX-101 for treatment of chronic pain, the Company has licensed US Patent 8,653,120 from Apkarian Technologies and retained Prof. Apkar Vania Apkarian (the inventor) as a consultant to the Company. The Company believes that its ongoing composition of matter patents additionally apply to the use of NRX-101 in the treatment of chronic pain, as does its patent portfolio related to the treatment of fear memory with NRX-101.

The Company is awaiting results of a 200-person randomized prospective trial funded by the US Department of Defense (NCT 03535688) in which patients with chronic pain were randomly assigned to DCS 400mg/day vs. placebo. These results are expected by year end 2023 and, if positive, are expected to provide a Breakthrough Therapy path towards treatment of chronic pain with DCS and DCS-containing medicines. In anticipation of these findings, the Company has established an Investigational New Drug (IND) file for NRX-101 in the treatment of Chronic Pain and submitted NRX-101 for review to the EPPICNET consortium of the National Institutes of Health.

Treatment of PTSD:

The Company has previously identified the rationale for treating Post Traumatic Stress Disorder with NMDA antagonist drugs. Based on the near-term data associated with the use of DCS in chronic pain and recent in-licensing of US8653120, management has elected to apply available resources to the chronic pain indication in the near term.

Treatment of Urinary Tract Infection and Urosepsis:

In recent years, increased antibiotic resistance to common pathogens that cause urinary tract infections and urosepsis (i.e., sepsis originating in the urinary tract) has resulted in a marked increase in hospitalization and death. The US Center for Disease Control and Prevention reports that more than 1.7 million Americans contract sepsis each year, of whom at least 350,000 die during their hospitalization or are discharged to hospice. DCS is currently approved for the treatment of urinary tract infection and, as recently as 2015 was demonstrated to be effective against pathogens that are increasingly resistant to first- and second-line antibiotics.  DCS is not widely used, however, because of its known propensity to cause hallucination at therapeutically effective doses. The Company believes that the combination of DCS with a 5-HT2A antagonist in NRX-101 has the potential to treat antibiotic-resistant urinary tract infections with decreased propensity to

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cause unwanted CNS effects. The Company has initiated pre-clinical research to evaluate whether current antibiotic-resistant pathogens are resistant to NRX-101 both in laboratory culture and simulated urine.

2. Liquidity

As of June 30, 2023, the Company had $15.0 million in cash. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company believes that it has the funds necessary to support its operations through the fourth quarter of 2023. The Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “March Investors”), providing for the issuance and sale of 3,866,666 shares of the Company’s common stock (“Common Stock”) and warrants to purchase up to 3,866,666 shares of Common Stock (the “March Investor Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share (the “March Offering”). The March Investor Warrants have an exercise price of $0.75 per share, are exercisable beginning on September 8, 2023 (the “March Initial Exercise Date”) and will expire 5 years from the March Initial Exercise Date. The aggregate gross proceeds to the Company from the March Offering were approximately $2.9 million. The Company intends to use the net proceeds from such offering for working capital and general corporate purposes.

On June 6, 2023, the Company entered into a securities purchase agreement with certain institutional investors (the “June Investors”), providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and warrants to purchase up to 9,670,002 shares of Common Stock (the “June Investor Warrants”). The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share (the “June Offering”) and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. The June Investor Warrants have an exercise price of $0.6525 per share, are initially exercisable beginning six months following the date of issuance (the “June Initial Exercise Date”) and will expire 5 years from the June Initial Exercise Date. The aggregate net cash proceeds to the Company from the June Offering were approximately $5.71 million. The Company intends to use the net proceeds from such offering for working capital and general corporate purposes.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Arrangements may include licenses to intellectual property, research services and participation on joint research committees. The Company evaluates the promised goods or services to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of research, the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

The Company enters into contractual arrangements that may include licenses to intellectual property and research and development services. When such contractual arrangements are determined to be accounted for in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company evaluates the promised good or services to determine which promises, or group of promises, represent performance obligations. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

The License Agreement with Alvogen as further discussed in Note 6 below is accounted for in accordance with ASC 606. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

i. identify the contract(s) with a customer;

ii. identify the performance obligations in the contract;

iii. determine the transaction price;

iv. allocate the transaction price to the performance obligations within the contract; and

v. recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements typically consist of a license to intellectual property and research services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

The Company determines transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company then allocates the transaction price to each performance obligation based on the relative standalone selling price and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded as deferred revenue.

The Company’s revenue arrangements include the following:

Milestone Payments: At the inception of an agreement that includes milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

likely amount approach. The Company primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty.) The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Research Services: The Company is incurring research costs in association with the Alvogen agreement. After the First Milestone Payment (as defined in Note 6 below), the Company will be reimbursed for certain costs incurred related to reasonable and documented out-of-pocket costs for clinical and non-clinical development activities. The Company will recognize revenue for the reimbursed costs when the First Milestone Payment contingencies have been achieved and the Company has an enforceable claim to the reimbursed costs.

See Note 6, “Alvogen Licensing Agreement”, for further information on the application of ASC 606 to the License Agreement.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants using the closing trading price of the Company’s common stock on the date of issuance. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants (as defined below) was estimated using a Black Scholes valuation approach and the fair value of the Substitute Warrants (as defined below) was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the probabilities of achieving earnout cash milestone and/or earnout shares milestone at each reporting period (see Notes 9 and 11).

Modification of Warrants

A change in any of the terms or conditions of warrants is accounted for as a modification. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification which may result in a reduction of additional paid-in capital, recognition of costs for services rendered, or recognized as a deemed dividend.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	2,548,849	2,706,115	2,548,849	2,706,115
Restricted stock awards	1,000,000	—	1,000,000	—
Common stock warrants	30,021,591	17,521,753	30,021,591	17,521,753
Earnout Shares	—	22,209,280	—	22,209,280
Earnout Shares from exercised Substitute Options and Substitute Warrants	—	1,229,925	—	1,229,925

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the six-months ended June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid clinical development expenses	$2,018	$1,966
Prepaid insurance	1,901	3,167
Other prepaid expenses	735	331
Prepaid legal expenses	159	270
Other current receivables	6	7
Total prepaid expenses and other current assets	$4,819	$5,741

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)
Accrued and other current liabilities:
Other accrued expenses	$2,856	$2,616
Accrued employee expenses	1,183	923
Accrued research and development expenses	949	974
Professional services	795	342
Total accrued and other current liabilities	$5,783	$4,855

6. Alvogen Licensing Agreement

On June 2, 2023, the Company entered into the License Agreement with Alvogen. The Company and Alvogen are referred to below individually as a “Party” and collectively as the “Parties.”

License Grant

Under the License Agreement, the Company granted Alvogen an exclusive (even as to the Company and its affiliates) worldwide, transferable and sublicensable license under certain intellectual property (including patents, know-how and trademarks) owned or controlled by the Company to develop (with certain limitations), manufacture, and commercialize the Company’s candidate therapeutic product, NRX-101, for the treatment of bipolar depression with suicidality. The term of the license is, on a country-by-country basis, 20 years from the first commercial sale of NRX-101 in such country, extendable by Alvogen for a two-year period upon its request made prior to the expiration of such 20-year period. During the term of the License Agreement, the Parties agree (on behalf of themselves and their affiliates) not to research, develop, seek or obtain any regulatory approval for the manufacturing, marketing, sale, or other commercialization of any product containing a fixed dose combination of D-cycloserine and lurasidone in the treatment of bipolar depression with suicidality, nor to authorize or assist (including by investing in or otherwise providing funding to) any third party to do so.

During the term, the Company is permitted to develop additional products containing D-cycloserine in combination with one or more other active antidepressant or antipsychotic ingredients for use outside of the field of treatment of bipolar

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

depression with suicidality, such as in post-traumatic stress disorder (PTSD) or chronic pain in depression, in which case, if the Company wishes to license rights to develop or commercialize such additional products or indications, Alvogen has a right of first negotiation to obtain such a license.

Term and Termination

The License Agreement will remain in force until the earlier to occur of (i) 20 years following the first commercial sale of NRX-101 on a country-by-country basis (which may be extended for a two-year period at Alvogen’s request), and (ii) the date that the agreement is terminated under its early termination provisions. Early termination grounds include, subject to applicable cure periods, a material breach of agreement by the other Party, the bankruptcy or insolvency of the other Party, or a party’s reasonable belief that there is an unacceptable risk for harm in humans based upon preclinical safety data or the observation of serious adverse effects in humans.

In addition, Alvogen has the right to early termination if (i) the phase 2 study relating to NRX-101 is not completed and/or a successful read out from the study does not occur by March 31, 2024, or (ii) there is no completion of a Type B meeting with the FDA by March 31, 2024. Alvogen may also terminate upon sixty (60) days’ prior written notice to the Company at any time after the First Milestone Payment (as defined below) has been made. The Company also has the right to terminate the License Agreement if the current phase 2 study successfully concludes prior to March 31, 2024 and the Type B meeting with the FDA is completed by March 31, 2024 and Alvogen does not notify the Company within 60 days that it wishes to proceed with the development of NRX-101 or has not paid the First Milestone Payment.

Upon expiration or termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement will revert to the Company, and all other rights and obligations of each of the parties will immediately cease, except for ant outstanding amounts owed as of the time of such expiration or termination. Upon termination, Alvogen will grant to the Company an exclusive irrevocable, perpetual, worldwide, royalty-bearing, sublicensable, transferrable license under the NDA rights to develop, manufacture, have manufactured, or commercialize the product in the field of bipolar depression with suicidality. Such reversion license would be granted by Alvogen to the Company in exchange for an equitable royalty payable by the Company to Alvogen that would be negotiated and agreed in good faith by the parties within 30 business days of such matter being presented to them.

Milestone Payments

In exchange for the license grant and the participation of the Company in the development, regulatory and commercial activities described below, Alvogen will pay the Company an initial $10 million cash payment upon the later of a positive data read-out from the Company’s ongoing Phase 2b/3 clinical trial and completion of the Type B meeting with the U.S. FDA (the “First Milestone Payment”). A second milestone payment of $5 million (the “Approval Payment”) is due upon Alvogen’s receipt of a copy of the FDA’s notice of NDA Approval for Product with the label indication for the treatment of bipolar depression with sub-acute or acute suicidality. Additional bonus milestone payments of increasing amounts up to $330 million will be payable upon the achievement of net sales targets measured over the trailing four quarters. Alvogen also will pay royalties (as described below) to the Company based on the net sales of NRX-101, with a reduction in royalties on a country-by-country basis upon expiration or termination of the Company’s patent protection on the NRX-101 composition.

Royalties

Subject to certain adjustments for sublicensing and other deductions, commencing on the first commercial sale of NRX-101, Alvogen has agreed to pay to the Company tiered royalties calculated on the basis of a percentage, ranging from the low to mid-teens, of annual net sales of NRX-101 measured over the trailing four quarters. In addition, if Alvogen sublicenses NRX-101 in any country other than the U.S. (in which the royalty rates described above will apply), Alvogen

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will pay the Company a percentage of any and all consideration received by Alvogen or its affiliates from sublicensing any of the rights granted.

Development and Regulatory Activities

Prior to payment of the First Milestone Payment by Alvogen to the Company, each Party has agreed to perform, at its own cost, certain development activities using diligent efforts and in accordance with applicable then-current good manufacturing and other applicable practices, laws and regulations, with the goal of supporting the preparation and filing of an NDA and obtaining regulatory approval for NRX-101. Until the payment of the First Milestone Payment, the Company has the sole right to control and responsibility for all regulatory matters relating to NRX-101, at its sole cost and expense, and the Company shall own all regulatory materials and own all worldwide regulatory approvals for NRX-101.

After the payment of the First Milestone Payment, Alvogen has the sole right and responsibility, at its cost and expense, for all regulatory matters relating to NRX-101, and Alvogen will own all regulatory materials and all regulatory approvals for the product in the licensed territory (and the Company will assign all of its rights in any regulatory materials to Alvogen). Each party has committed to reasonably cooperate with the other in carrying out the development and regulatory activities outlined in the development plan. In addition, Alvogen has agreed to fund the next registrational study of NRX-101 in the field of treatment of bipolar depression with suicidality.

Upon NDA approval of the product in the U.S., Alvogen has agreed to use diligent efforts to commercialize NRX-101 in the U.S., and, for 24 months following such approval, in other countries in the territory upon regulatory approval in each such country. If Alvogen does not commercialize NRX-101 in a country outside of the U.S. in the foregoing 24-month period, then the license may revert back to the Company with respect to such country and the Company would pay Alvogen tiered royalties in the low to mid-teens based on net sales of NRX-101 in such country. The Parties will also enter into a pharmacovigilance agreement to ensure compliance with safety reporting requirements of all applicable regulatory agencies globally with respect to the commercialization of NRX-101.

Commercial Activities

Under the License Agreement, the Company is responsible for and will control the manufacturing of the NRX-101 commercial product and for qualification and regulatory-related activities necessary for the manufacture of the product. The Parties intend to enter into a clinical supply agreement (and a related quality agreement) on reasonable and customary terms, in which the Company will supply Alvogen raw materials and/or finished product without any markup to the future supply price from the Company’s current contract manufacturer. Similarly, prior to initiation of the first Phase 3 study for the commercial product, the Parties will enter into a commercial supply agreement (and a related quality agreement) on reasonable and customary terms, in which the Company will supply Alvogen raw materials and/or finished product without any markup to the future supply price from NRx’s current contract manufacturer. At any time after NDA approval, Alvogen may elect to manufacture, fill and package the product itself or through a third-party supplier subject to the prior approval of the Company. In such case, the parties may also work together to establish a written manufacturing technology transfer plan to transfer manufacturing technology from the Company or the Company’s contract manufacturer to Alvogen or Alvogen’s designated third party supplier. The Company has agreed, as a part of its manufacturing commitments, to make available its qualified technical personnel to consult with Alvogen to complete transfer of the manufacturing technology if required under the License Agreement.

Following NDA approval, Alvogen will control and be responsible for advertising, marketing, promotion and marketing, pricing, and terms of sale for the product, all at Alvogen’s sole expense. Alvogen has committed to not shift, allocate, price or discount sales of the product for the purpose of reducing or disadvantaging the net sales of the product in order to reduce the payments owed by Alvogen to the Company under the License Agreement.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, the Company has not achieved any milestones nor recognized any revenue associated with the License Agreement.

7. Debt

Convertible Note

On November 4, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC, a Utah limited liability company (the “Lender”), and, pursuant to the SPA, issued to the Lender an unsecured promissory note with a face amount of approximately $11.0 million (the “Note”) before an original issue discount of $1.0 million, which was deducted from the proceeds of the Note.

The Note carries a 9% interest rate, has a term of 18 months from the issuance date (the “Maturity Date”) and is redeemable as described below. Any time after the issuance date, the Company has the right to prepay all or any portion of the outstanding balance of the Note. If the Company exercises its right to prepay the Note, the Company will make payment to the Lender of an amount in cash equal to 110% multiplied by the portion of the outstanding balance the Company elects to pay. Beginning on May 4, 2023, the Lender has the right to redeem up to $1.0 million (“Maximum Monthly Redemption Amount”) of the outstanding balance of the Note per month. Payments may be made by the Company, at the Company’s option, (a) in cash with a 10% premium for the amount redeemed, (b) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price (as defined below) or (c) a combination of cash and shares of Common Stock. The “Redemption Conversion Price” is equal to 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the Common Stock during the 15 trading days immediately preceding the date that the Lender delivers notice electing to redeem a portion of the Note. The Company’s right to satisfy the redemption amount in shares of Common Stock is subject to certain limitations, including (i) there not being any Equity Conditions Failure (as defined in the Note) and (ii) the Lender not owning more than 4.99% of the outstanding shares of Common Stock. At any time, if the Company’s market capitalization is less than $25.0 million, the 4.99% ownership limitation shall be increased to 9.99%. On March 30, 2023, the Company amended the Note to increase the ownership limitation to 9.99%. If the Company elects to prepay the Note prior to the Maturity Date or elects to pay a portion or all of the Maximum Monthly Redemption Amount in cash, it must pay a premium of 10%, subject to certain exceptions.

The Company has the right to make the required payments for the Note in Common Stock subject to certain conditions including ownership and trading volume limitations. On July 7, 2023, the Company entered into Amendment #2 to the Convertible Promissory Note (the “Second Amendment”), with the Lender. Pursuant to the Second Amendment, the Company and the Lender agreed to further amend the terms of the Note. In accordance with the Second Amendment, the Company and the Lender agreed to amend the redemption provisions of the Note. In particular, the Company agreed to pay the Lender an amount in cash equal to $1,800,000 on or before July 10, 2023, which amount was paid on July 10, 2023. In addition, on or before the last day of each month until December 31, 2023 (the “Minimum Payment Period”), the Company has agreed to pay the Lender an amount equal to $0.4 million in cash, less any redemption amount satisfied in Redemption Conversion Shares (as defined in Note 14 below) for such month (each, a “Minimum Payment”)  The Lender also agreed to waive the application of the Trigger Effect (as defined in the Note) and any of the remedies set forth in Section 4 of the Note that may have occurred up to the date of the amendment. The Company will evaluate and disclose the accounting impacts of the amendment, including any trouble debt restructuring considerations, in filings subsequent to June 30, 2023.

Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the Common Stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

measurement or (b) if the closing trade price on any given trading day is at least thirty percent greater than the Nasdaq Minimum Price (as defined in the Note), then the Lender will be entitled to redeem over the following ten trading days an amount of indebtedness then outstanding under the Note equal to twice the monthly redemption amount of $1.0 million solely by payment by Common Stock, subject to maximum percentage and other ownership limitations under the SPA and the Note.

The Note contains certain Trigger Events (as defined in the Note) that generally, if uncured within five trading days, may result in an event of default in accordance with the terms of the Notes (such event, an “Event of Default”). Upon an Event of a Default, the Lender may consider the Note immediately due and payable. Upon an Event of Default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of June 30, 2023, the Company was in compliance with the Note’s terms and there were no Events of Default.

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

The discount to the principal amount is included in the carrying value of the Note. During 2022, the Company recorded a debt discount of approximately $1.0 million upon issuance of the Note for the original issue discount of $1.0 million. As a result of electing the fair value option, any direct costs and fees related to the Note was expensed as incurred. For the three and six months ended June 30, 2023, the Company recorded a change in fair value of approximately $0.7 and $2.4 million, respectively, related to the change in fair value of the Note which was recognized in other income (expense) on the Unaudited Condensed Consolidated Statement of Operations as a result of the Company’s election of the fair value option.

During the three and six months ended June 30, 2023, the Company made interest payments on the Note of approximately $0.1 million and issued shares of Common Stock as principal and interest repayments on the Note of $0.2 million.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Note as of June 30, 2023 (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)
Par value of the Note	$11,020	$11,020
Debt discount	(497)	(1,000)
Repayment of Principal	(288)	—
Carrying value of the Note before current period change in fair value	10,235	10,020
Fair value adjustment through earnings	2,435	505
Fair value adjustment through accumulated other comprehensive income	22	—
Total carrying value of Note	$12,692	$10,525

Convertible note payable - current portion	$12,692	$7,703
Convertible note payable, net of current portion	$—	$2,822

8. Commitments and Contingencies

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three and six months ended June 30, 2023 was less than $0.1 million and less than $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, the Company agreed to sponsor a research study at NJ Health relating to the impact of the Company’s' former product candidate Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, the Company has committed to pay NJ Health approximately $0.4 million upon finalization of the work. As of June 30, 2023, the Company has fully paid NJ Health the total committed amount under this agreement.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Relief Parties have agreed to use commercially reasonable efforts to develop, market, and commercialize the Product, and have sole discretion to select the indications for which they will seek to develop the Product. Although the Company intends to monitor the progress of the Relief Parties under the APA and enforce the Company’s rights thereunder, there can be no assurances that the Relief Parties will be successful at commercializing the Product.

Upon commercial launch of the Product by the Relief Parties or any of their affiliates, licensees or sublicensees (or upon authorization of use for any indication of the Product other than COVID-19), the Company is entitled to receive milestone payments in stages up to an aggregate amount of $13.0 million. The Relief Parties have also agreed to pay royalties to the Company on aggregate net sales of all Products, subject to a cap on royalty payments of $30.0 million in the aggregate.  In addition, Relief is obligated to use commercially reasonable efforts to continue the Company’s existing Right to Try Program until December 2024.

Mutual indemnity provisions in the APA will protect each party from any breaches of the settlement arrangements by the other party, provided, that the Company’s indemnity obligations will not start until the Relief Parties have begun making royalty or milestone payments to the Company, subject to certain exceptions. With respect to the Company, there is an indemnity threshold such that the Company will not be liable for any indemnity claims until such claims are in excess of $0.5 million (and then only for the amount above $0.5 million). The Company’s indemnity obligation is capped at $2.0 million with respect to breaches of representations and warranties and $3.0 million with respects to breaches of covenants or other agreements. Additionally, subject to certain exceptions, the Company’s indemnity obligations cannot exceed the amount that the Relief Parties actually pay to the Company for milestone and royalty payments. The parties closed the APA in December 2022 at which time all claims and counterclaims between the Company and the Relief Parties were dismissed with prejudice.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.

Share Subscription Facility Agreement - GEM

NeuroRx entered into a share subscription facility agreement (the “GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term which expired in October 2022. Subject to the successful listing of the shares of NeuroRx on a nationally recognized stock exchange, GEM granted NeuroRx an option to require GEM to subscribe for shares of NeuroRx for an aggregate value of up to approximately $95.6 million. The GEM Agreement also included certain provisions which did not meet the U.S. requirements to issue registered shares thus preventing its usage. If shares of NeuroRx were listed on a nationally recognized stock exchange or NeuroRx completed a private transaction which resulted in a change of control, NeuroRx would have been obligated to issue GEM a warrant and pay a commitment fee of $1.9 million. Absent a listing of NeuroRx shares or a private transaction with a change of control during the three-year term, NeuroRx would have no obligations under the GEM Agreement. The Merger contemplated by the Merger Agreement would not have resulted in a listing of NeuroRx shares or a change in control.

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

The warrant was issued on March 28, 2021, for 3,329,812 shares of NeuroRx common stock at an exercise price of $3.19 per share (the “GEM Warrant”) and the parties agreed that GEM would immediately partially exercise the GEM Warrant for the purchase of 1,496,216 shares (“Initial Exercised Shares”) for $7.5 million. The GEM Warrant will be valid for a period of three years from the date NeuroRx’s stock is listed for trading on a national securities exchange or consummation of a reverse merger transaction of the type contemplated by the Merger Agreement.

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

The remaining unexercised 1,833,596 shares of NeuroRx common stock of the GEM Warrant became Substitute Warrants (as defined in Note 11 below). These Substitute Warrants were liability classified (see Note 11).   The changes in fair value of these Substitute Warrants were recognized as a gain or loss in the statement of operations until these Substitute Warrants were exercised in July 2021, at which time they were reclassified to additional paid-in capital.

On August 12, 2022, the Company received a demand for arbitration (the “Demand”) from GEM.  The Demand claimed that NeuroRx, failed to satisfy its obligation to pay GEM a commitment fee in the amount of HK$15,000,000 (approximately US$1,919,565 at current exchange rates) pursuant to the GEM Agreement.

On July 17, 2023, NeuroRx and GEM entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which the parties agreed to dismiss the arbitration proceeding with prejudice. Pursuant to the Settlement Agreement, on or before August 31, 2023, the Company will issue 678,676 shares of Common Stock to GEM.  Such shares will be registered under a prospectus supplement to the Company’s registration statement on Form S-3 but will be subject to a restriction that they cannot be sold or traded for a period of six months from the effective date of the Settlement Agreement.

Other Legal Actions:

We are currently involved in and may from time to time become involved in various legal actions incidental to our business. As of the date of this report, we are not involved in any legal proceedings that we believe could have a material adverse effect on our financial position or results of operations. However, the outcome of any current or future legal proceeding is inherently difficult to predict and any dispute resolved unfavorably could have a material adverse effect on our business, financial position, and operating results.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Equity

Common Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 500,000,000 shares of common stock with a par value of $0.001.

As discussed above in Note 2, on March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement with the March Investors, providing for the issuance and sale of 3,866,666 shares of Common Stock and the March Investor Warrants to purchase up to 3,866,666 shares of Common Stock in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share. The March Investor Warrants have an exercise price of $0.75 per share, are exercisable beginning on September 8, 2023 and will expire 5 years from the March Initial Exercise Date. The March Investors agreed not to transfer the Common Stock for six months following the date of issuance. The aggregate gross proceeds to the Company from the March Offering were approximately $2.9 million. The Company intends to use the net proceeds from such offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on March 9, 2023. The securities were issued pursuant to the Company’s registration statement on Form S-3 filed with the SEC on June 9, 2022 (File No. 333-265492) which became effective on June 21, 2022.

On February 8, 2023, the Company entered into a letter agreement with H.C. Wainwright & Co., LLC. Although they did not act as the placement agent with respect to the March Offering, H.C. Wainwright & Co., LLC was paid a cash fee equal to 3.0% of the amount raised, or approximately $0.1 million, pursuant to the letter agreement.

On June 6, 2023, the Company entered into a securities purchase agreement with the June Investors, providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and the June Investor Warrants to purchase up to 9,670,002 shares of Common Stock. The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. The aggregate net cash proceeds to the Company from the June Offering were approximately $5.71 million. The Company intends to use the net proceeds from the June Offering for the for working capital and general corporate purposes.

H.C. Wainwright & Co. LLC acted as the exclusive placement agent (the “Placement Agent”) for the June 2023 Offering. The Placement Agent was paid a cash fee equal to 6.5% of the gross proceeds received by the Company from the sale of the securities at the closing of the June Offering or approximately $0.6 million. The Company intends to use the net proceeds from such offering for working capital and general corporate purposes.

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001. The Company has no shares of preferred stock outstanding.

Common Stock Warrants

Substitute Warrants

In connection with the Merger, each warrant to purchase shares of common stock of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

into a warrant, based on the Exchange Ratio (of 3.16), that will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant (the “Substitute Warrants”). As these Substitute Warrants meet the definition of a derivative as contemplated in ASC 815, the Substitute Warrants were recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

The Company recognized a loss and a gain on the change in fair value of the Substitute Warrants for the three months ended June 30, 2023 and 2022 of less than $0.1 million and $0.1 million, respectively. The Company recognized a gain on the change in fair value of the Substitute Warrants for the six months ended June 30, 2023 of less than $0.1 million and $0.2 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

Assumed Public Warrants

Prior to the Merger, the Company had 3,450,000 Public Warrants outstanding (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants became exercisable at the Effective Time of the Merger and expire five years after the Effective Time or earlier upon their redemption or liquidation of the Company.

During the three and six months ended June 30, 2023 and 2022 no Public Warrants were exercised.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”). The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a loss and a gain on the change in fair value of the Private Placement Warrants for the three months ended June 30, 2023 and 2022 of less than $0.1 million and $0.1 million, respectively. The Company recognized a loss and a gain on the change in fair value of the Private Placement Warrants for the six months ended June 30, 2023 and 2022 of less than $0.1 million and $0.1 million, respectively. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

Investor Warrants

As discussed above, on March 8, 2023, in conjunction with the issuance and sale of 3,866,666 shares of the Company’s Common Stock, the Company issued 3,866,666 March Investor Warrants which were classified in stockholder’s equity. The measurement of fair value of the March Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.72, exercise price of $0.75, term of five and a half years, volatility of 123.6%, risk-free rate of 4.34%, and expected dividend rate of 0%). The March Investor Warrants have an exercise price of $0.75 per share, are initially exercisable beginning six months following the March Initial Exercise Date and will expire five and a half years from the March Initial Exercise Date.  The grant date fair value of these March Investor Warrants was estimated to be $2.4 million on March 8, 2023 and is reflected within additional paid-in capital.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed above, on March 8, 2023, in conjunction with the issuance and sale of 3,866,666 shares of the Company’s Common Stock, the Company issued 3,866,666 March Investor Warrants which were classified in stockholder’s equity. The measurement of fair value of the March Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.72, exercise price of $0.75, term of five and a half years, volatility of 123.6%, risk-free rate of 4.34%, and expected dividend rate of 0%). The March Investor Warrants have an exercise price of $0.75 per share, are initially exercisable beginning six months following the March Initial Exercise Date and will expire five years from the March Initial Exercise Date.  The grant date fair value of these March Investor Warrants was estimated to be $2.4 million on March 8, 2023 and is reflected within additional paid-in capital.

The Company issued warrants to the Placement Agent with an exercise price of $0.81 (the “June Placement Agent Warrants”). As these June Placement Agent Warrants were issued for services provided in facilitating the June Offering, the Company recorded the fair value of such June Placement Agent Warrants of approximately $0.1 million as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.53, exercise price of $0.81, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%).

In connection with the June Offering, the Company also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with certain investors to amend certain existing warrants to purchase up to 9,622,778 shares of Common Stock that were previously issued in August 2021 and February 2022 to such investors, with an exercise price of $3.07 and $12.00 per share, respectively (the “Amended Warrants”) as follows: (i) lower the exercise price of the Amended Warrants to $0.6525 per share, and (ii) provide that the Amended Warrants, as amended, will not be exercisable until six months following the closing date of the June Offering, and (iii) extend the original expiration date of the Amended Warrants so that they will terminate five and one half years from the closing of the June Offering.

The Company recorded the incremental change in fair value of such Amended Warrants of $1.7 million as a cost of capital to issue the June Investor Warrants. The measurement of fair value for the Amended Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.53, exercise price of $0.65, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%).

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic Value
	Total Warrants	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2022	16,484,923	3.59	$6.49	—
Issued	3,866,666	4.69	0.75	—
Outstanding as of March 31, 2023	20,351,589	3.65	5.40	—
Issued	9,670,002	4.94	0.65	—
Outstanding as of June 30, 2023	30,021,591	4.36	$2.51	$—

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2021 Omnibus Incentive Plan

As of June 30, 2023, 6,713,608 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2023, 664,430 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. As of June 30, 2023, 5,749,394 shares have been awarded and 964,214 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The Company did not grant any stock options during the three or six months ended June 30, 2023.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used for the year ended December 31, 2022:

December 31, 2022

Exercise price	$0.51-$3.10
Risk-free rate of interest	1.8%-4.36%
Expected term (years)	5.3-6.5
Expected stock price volatility	94.9%-147.8%
Dividend yield	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	2,548,849	$ 3.32	8.4	$ 618
Outstanding as of March 31, 2023	2,548,849	$ 3.32	8.1	$ 124
Outstanding as of June 30, 2023	2,548,849	$ 3.32	7.9	$ 46
Options vested and exercisable as of June 30, 2023	1,956,237	$ 3.71	7.6	$ 46

The weighted average grant date fair value per share for employee stock and non-employee option grants during the three and six months ended June 30, 2022 was $0.16 and $1.55, respectively. At June 30, 2023, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, was $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense
General and administrative	$443	$768	$1,034	$1,884
Research and development	101	219	205	437
Total stock-based compensation expense	$544	$987	$1,239	$2,321

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	1,000,000	$ 0.57
Unvested Balance as of June 30, 2023	1,000,000	$ 0.57

As of June 30, 2023, total unrecognized compensation expense related to unvested RSAs granted was approximately $0.4 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock-based compensation expense related to RSAs was approximately $0.0 million and less than $0.1 million during the three and six months ended June 30, 2023.

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2023 and year ended December 31, 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services are estimated based on the Black-Scholes model during the three and six months ended June 30, 2023 and year ended December 31, 2022. The fair value of the Note was estimated utilizing a Monte Carlo simulation during the three and six months ended June 30, 2023 and the year ended December 31, 2022.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and earnout cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and year ended December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		June 30	December 31
Description	Level	2023	2022
		(Unaudited)
Assets:
Money Market Account	1	$9,810	$15,249

Liabilities:
Warrant liabilities (Note 11)	3	$36	$37
Convertible note payable (Note 7)	3	$12,692	$10,525

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Payable

The significant inputs used in the Monte Carlo simulation to measure the convertible note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

June 30, 2023
Stock price on valuation date	$0.48
Time to expiration	0.84
Note market interest rate	8.9%
Equity volatility	100.0%
Volume volatility	455.0%
Risk-free rate	5.42%
Probability of default	6.5%

The following table sets forth a summary of the changes in the fair value of the Note categorized within Level 3 of the fair value hierarchy (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)
Par value of the Note	$11,020	$11,020
Debt discount	(497)	(1,000)
Repayment of Principal	(288)	—
Carrying value of the Note before current period change in fair value	10,235	10,020
Fair value adjustment through earnings	2,435	505
Fair value adjustment through accumulated other comprehensive income	22	—
Total carrying value of Note	$12,692	$10,525

Convertible note payable - current portion	$12,692	$7,703
Convertible note payable, net of current portion	$—	$2,822

Warrant Liabilities

The Company utilizes a Black-Scholes model approach to value the Private Placement Warrants and Substitute Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a Black Scholes options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and peer company volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

June 30, 2023
Stock price on valuation date	$0.48 - 0.66
Exercise price per share	$3.48 - 11.50
Expected life	0.02 - 3.15
Volatility	55.0 - 175.1%
Risk-free rate	3.79 - 5.31%
Dividend yield	0.00%
Fair value of warrants	$0.00 - 79.34

A reconciliation of warrant liabilities is included below (in thousands):

June 30, 2023
Balance as of December 31, 2022	$37
Gain upon re-measurement	(12)
Balance as of March 31, 2023	25
Gain upon re-measurement	11
Balance as of June 30, 2023	$36

12. Income Taxes

The Company recorded no provision or benefit for income tax expense for the six months ended June 30, 2023 and 2022, respectively.

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

The Company has no open tax audits with any taxing authority as of June 30, 2023.

13. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the three months ended June 30, 2023 and 2022, the Company paid Glytech $0.1 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. During the six months ended June 30, 2023 and 2022, the Company paid Glytech $0.2 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to NRx Pharmaceuticals. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that NRx Pharmaceuticals considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. On November 6, 2022 the Glytech Agreement was amended whereby Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology to NRx Pharmaceuticals for no additional consideration at any time upon receipt of written notice from the Company if, on or prior to January 31, 2023, (i) the value of the Glytech equity holdings in NRx Pharmaceuticals (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days). The Glytech Agreement was amended to extend the period to meet these conditions until August 6, 2023 and the parties are currently negotiating an extension to meet these conditions.

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.1 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.

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

The amendment also provides, subject to the approval of the Board of Directors, for a grant of 500,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (250,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (250,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of June 30, 2023, the Board of Directors has not approved the grant of restricted stock.

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

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.1 million and less than

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$0.1 million during the three months ended June 30, 2023 and 2022, respectively. The Company paid this family member a total of less than $0.1 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively. These services are ongoing.

Agreements with PillTracker

The Company paid PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. Zachary Javitt and Dr. Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy. The Master Service Agreement dated April 1, 2020, and all work orders thereunder, have been suspended by mutual agreement pending the Company’s re-evaluation of its respiratory franchise. NRx Pharmaceuticals paid PillTracker $0.2 million during the six months ended June 30, 2022.

Included in accounts payable were less than $0.1 million and less than $0.1 million due to the above related parties as of June 30, 2023 and December 31, 2022, respectively.

14. Subsequent Events

Convertible Promissory Note Amendment

As discussed above on Note 7, on July 7, 2023, NRX Pharmaceuticals, Inc. entered into the Second Amendment, with the Lender. Pursuant to the Second Amendment, the Company and the Lender agreed to further amend the terms of the Note. In accordance with the Second Amendment, the Company and the Lender agreed to amend the redemption provisions of the Note. In particular, the Company agreed to pay the Lender an amount in cash equal to $1,800,000 on or before July 10, 2023, which amount was paid on July 10, 2023. In addition, on or before each Minimum Payment Period, the Company has agreed to pay the Lender a Minimum Payment of $400,000, less any amount satisfied by the delivery of Redemption Conversion Shares (as defined and discussed below). The Lender may also submit a request for redemption of up to the Maximum Monthly Redemption Amount and, together with the Minimum Payment Amount, the “Redemption Amounts”) in accordance with the terms of the Note. However, the portion of each Minimum Payment that is not satisfied by the delivery of Redemption Conversion Shares is the maximum amount of cash the Company will be required to pay in accordance with the Second Amendment during the Minimum Payment Period. The redemption of the Maximum Monthly Redemption Amount in excess of the Minimum Amount may be satisfied by the delivery of additional Redemption Conversion Shares.

During the Minimum Payment Period, the Company is permitted to pay the Redemption Amounts in the form of shares of Common Stock of the Company (the “Redemption Conversion Shares”) calculated on the basis of the Redemption Conversion Price (as defined in the Note) without regard to the existence of an Equity Conditions Failure (as defined in the Note). Moreover, the Redemption Premium (as defined in the Note) will continue to apply to the Redemption Amounts.

GEM Settlement

As discussed above in Note 8, on July 17, 2023, NeuroRx and GEM entered into the Settlement Agreement, pursuant to which the parties agreed to dismiss the arbitration proceeding brought by GEM with prejudice.  Pursuant to the Settlement Agreement, the Company will issue 675,676 restricted shares to GEM.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Licensure of a US Patent to Support Use of NRX-101

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids.

The Company has signed an agreement with Dr. Vania Apkarian, Professor of Physiology, Anesthesia, Surgery, and Neuroscience Institute, Northwestern University Feinberg School of Medicine to join the NRx Pharmaceuticals Scientific Advisory Board (SAB).

Compliance with Nasdaq Listing Requirements

On July 20, 2023, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) – Market Value of Listed Securities (“MVLS”) because the Company had not maintained a minimum MVLS of $50,000,000 for the past thirty-three (33) consecutive business days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial compliance period of 180 calendar days, or until January 22, 2024, to regain compliance with the MVLS requirement. To regain compliance, the Company’s MVLS must meet or exceed $50,000,000 for a minimum period of ten consecutive business days prior to January 22, 2024.

If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Common Stock will be subject to delisting.

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

NRx Pharmaceuticals is a clinical stage pharmaceutical company that is developing, through its wholly owned operating subsidiary, NeuroRx, NRX-100 and NRX-101, the first oral therapeutic for the treatment of Bipolar Depression in patients with Acute Suicidal Ideation and Behavior (ASIB) and Sub-Acute Suicidal Ideation and Behavior (“SSIB”). NRX-100 and NRX-101 were developed based upon 30 years of basic science and clinical expertise contributed by Dr. Daniel Javitt, MD, PhD, related to the role of the brain’s N-methyl-D-aspartate (“NMDA”) receptor in regulating human thought processes in general and in regulating depression and suicidality. The NRX-100 and NRX-101 investigational therapy begins with a single dose of ketamine (NRX-100), a Food & Drug Administration (“FDA”) approved anesthetic, followed by approximately six weeks of daily oral NRX-101. NRX-101 is being developed as a rapid-onset and sustained treatment for bipolar depression with ASIB and SSIB. NRX-101 combines d-Cycloserine, or DCS, a NMDA receptor modulator, and lurasidone, a 5-HT2a receptor antagonist.

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

NRX-101 in Severe Bipolar Depression in Patients with Acute Suicidal Ideation and Behavior (ASIB) After Initial Stabilization with ketamine

●	In 2017, NRX-101 received an investigational new drug (IND) clearance by the U.S. Food and Drug Administration (FDA) and a Phase 2b/3 clinical trial commenced for bipolar depression with ASIB. Later that year, the FDA granted NRX-101 a Fast Track designation for the same indication.

●	In 2018, the FDA provided a Letter of Support to the Company encouraging the development of Glutamine+Glutamate (Glx) as a pharmacodynamic biomarker for depression. The letter referenced published and unpublished data demonstrating a significant association between clinical symptoms of depression and levels of brain Glx.

●	In the STABIL-B Phase 2 trial, the Phase 2 portion of the Phase 2b/3 trial, patients with bipolar depression and ASIB received either NRX-101 or lurasidone after an intravenous infusion of NRX-100 (ketamine). The proof-of-concept data presented at the American Congress of Neuropsychopharmacology in 2018 demonstrated with statistical significance that NRX-101 treated patients experienced lower depression scores and did not relapse.

●	Based on STABIL-B findings, the FDA granted NRX-101 Breakthrough Therapy Designation and a Special Protocol Agreement (“SPA”) for bipolar depression in patients with ASIB, which affects ~150K-180K patients per year in the U.S. The Breakthrough Therapy Designation allows for an expedited rolling submission of a new drug application (“NDA”) for investigational drugs that have demonstrated substantial improvement over existing approved therapies, and the SPA allows for a single registrational trial of NRX-101 in severe bipolar depression in patients with ASIB after stabilization with ketamine, using a protocol similar to the STABIL-B trial with a patient population of less than 100.

●	NRx Pharmaceuticals announced that it has transferred Phase 3 commercial drug manufacturing processes to the U.S. and released Phase 3 drug manufactured via the expected commercial-stage processes. NRx Pharmaceuticals has submitted its manufacturing file to the FDA. This investigational drug manufactured according to these new processes will be used in the upcoming Phase 3 trial.

●	We were initiating a new registrational study of NRX-101 for the treatment of severe bipolar depression with ASIB, a potentially lethal condition that currently takes the lives of thousands of Americans each year, after initial stabilization with NRX-100 (described below). We intend to use newly manufactured material that was manufactured using the expected commercial process.

●	On February 14, 2023, the Company announced its receipt of the written minutes of a Type B meeting held with the FDA on January 11, 2023, to outline the clinical & preclinical requirements for registration of NRX-101. Overall, the FDA suggested expanding the safety data base of NRX-101 to allow for chronic/intermittent use of NRX-101, as well as a broadening of the addressable population of the indication (under the SPA or otherwise) to patients with severe bipolar depression and recent acute suicidality regardless of how the initial stabilization was accomplished could represent a more straightforward development program. This broader indication would enable the Company to potentially demonstrate the use of NRX-101 to maintain stabilization from suicidality in patients stabilized either with ketamine (NRX-100) or with other standard of care therapeutic approaches. FDA encouraged the Company to request a Breakthrough Therapy Planning Meeting for NRX-101, which we intend to do in the next few months.

NRX-101 Indication – Bipolar Depression in Patients with Sub-acute Suicidal Ideation and Behavior (SSIB)

●	A Phase 2 double-blind study completed in 2018 demonstrated the ability of NRX-101 to improve depression and suicidality over 6 weeks when taken twice daily over lurasidone alone after an initial stabilization with ketamine. The current study involving patients with bipolar depression and sub-acute suicidality (not requiring hospitalization) does not include the use of ketamine; all patients are being treated in an outpatient setting.

Consolidated NRX-101 Program in Suicidal Treatment-Resistant Bipolar Depression

●	Based on the comments and guidance from the FDA in its Type B meeting regarding the registrational Acute Suicidality trial and a potentially broader indication, as well as guidance the Company received from the Data

Safety Monitoring Board (the “DSMB”) regarding the ongoing Phase IIb/3 clinical study of NRX-101 for the treatment of severe bipolar depression in patients with SSIB, the Company is evaluating changes to its registrational program for NRX-101 and will seek to consolidate patients originally expected to enroll in the ASIB study into the currently enrolling Phase IIb/3 trial. This would potentially allow registration of NRX-101 for Suicidal Treatment-Resistant Bipolar Depression, regardless of the mechanism of stabilization. With the FDA’s guidance to enroll patients for the acute (SPA) study in the outpatient setting only after stabilization, the design of this trial has effectively converged with the currently enrolling phase IIb/3 trial; patients within both groups are deemed to have treatment resistant bipolar depression with suicidality. This broader indication may also offer significant advantages in commercialization, while potentially negating the need for a separate NDA for ketamine in suicidal stabilization.
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

Financial Results

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended June 30, 2023 and 2022, NRx Pharmaceuticals’ net loss was $8.7 million and $7.0 million, respectively. For the six months ended June 30, 2023 and 2022, NRx Pharmaceuticals’ net loss was $19.8 million and $20.4 million, respectively. As of June 30, 2023, NRx Pharmaceuticals had an accumulated deficit of $242.8 million.

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

Results of operations for the three months ended June 30, 2023 and 2022

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Three months ended June 30,		Change
	2023	2022	Dollars

Operating expenses:
Research and development	$3,873	$2,958	$915
General and administrative	4,065	6,642	(2,577)
Settlement expense	250	—	250
Total operating expenses	8,188	9,600	(1,412)
Loss from operations	$(8,188)	$(9,600)	$1,412

Other (income) expenses:
Interest income	$(145)	$(23)	$(122)
Change in fair value of convertible note payable	663	—	663
Change in fair value of warrant liabilities	11	(116)	127
Change in fair value of Earnout Cash liability	—	(2,479)	2,479
Total other (income) expenses	529	(2,618)	3,147
Net loss	$(8,717)	$(6,982)	$(1,735)

Research and development expenses

For the three months ended June 30, 2023, NRx Pharmaceuticals recorded $3.9 million of research and development expenses compared to $3.0 million for the three months ended June 30, 2022. The increase of $0.9 million is related primarily to an increase of $1.3 million in clinical trials and development expenses related to the NRX-101 program for Suicidal Treatment-Resistant Bipolar Depression and $0.1 million in shipping, freight, and delivery costs, partially offset by a decrease of $0.4 million related to fees paid to regulatory and process development consultants, and $0.1 million in stock-based compensation. The research and development expenses for the three months ended June 30, 2023 and 2022, respectively, include $0.1 million and $0.2 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the three months ended June 30, 2023, NRx Pharmaceuticals recorded $4.1 million of general and administrative expenses compared to $6.6 million for the six months ended June 30, 2022. The decrease of $2.5 million is related primarily to a decrease of $1.0 million in insurance expenses, $0.7 million in consultant fees, $0.7 million in legal, professional and accounting fees, $0.3 million in stock-based compensation expense, partially offset by an increase in $0.2 million in employee expenses. The general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively, include $0.4 million and $0.8 million, respectively, of non-cash stock-based compensation.

Other (income) expenses

Interest income

For the three months ended June 30, 2023, NRx Pharmaceuticals recorded $0.1 million of interest income compared to less than $0.1 of interest income for the three months ended June 30, 2022. The increase of $0.1 million is due to the Company’s money market account.

Change in fair value of convertible note payable

For the six months ended June 30, 2023, NRx Pharmaceuticals recorded a loss of $0.7 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the three months ended June 30, 2023, NRx Pharmaceuticals recorded a loss of less than $0.1 million in fair value of warrant liabilities compared to a gain of $0.1 million for the three months ended June 30, 2022. The decrease of $0.1 million related to the decrease in the fair value of certain Substitute Warrants and the Private Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of earnout cash liability

For the three months ended June 30, 2023, NRx Pharmaceuticals recorded no change in fair value of the earnout cash liability compared to a gain of $2.5 million for the three months ended June 30, 2022. The earnout cash milestones were not achieved by December 31, 2022 and therefore the earnout cash liability expired. The gain for the three months ended June 30, 2022 related to the decrease in fair value of the earnout cash liability.

Results of operations for the six months ended June 30, 2023 and 2022

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	Dollars

	(Unaudited)
Operating expenses:
Research and development	$7,523	$8,441	$(918)
General and administrative	9,850	16,864	(7,014)
Settlement expense	250	—	250
Total operating expenses	17,623	25,305	(7,682)
Loss from operations	$(17,623)	$(25,305)	$7,682

Other (income) expenses:
Interest income	$(301)	$(23)	$(278)
Interest expense	—	3	(3)
Change in fair value of convertible note payable	2,435	—	2,435
Change in fair value of warrant liabilities	(1)	(273)	272
Change in fair value of Earnout Cash liability	—	(4,582)	4,582
Total other (income) expenses	2,133	(4,875)	7,008
Net loss	$(19,756)	$(20,430)	$674

Operating expenses

Research and development expenses

For the six months ended June 30, 2023, NRx Pharmaceuticals recorded $7.5 million of research and development expenses compared to $8.4 million for the six months ended June 30, 2022. The decrease of $0.9 million is related primarily to a decrease of $0.6 million in clinical trials and development expenses related to ZYESAMI, $0.5 million related to fees paid to regulatory and process development consultants, $0.2 million in stock-based compensation, partially offset by an increase in $0.2 million in other regulatory and process development costs and $0.2 million in shipping, freight, and delivery costs. The research and development expenses for the six months ended June 30, 2023 and 2022, respectively, include $0.2 million and $0.4 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the six months ended June 30, 2023, NRx Pharmaceuticals recorded $9.9 million of general and administrative expenses compared to $16.9 million for the six months ended June 30, 2022. The decrease of $7.0 million is related primarily to a decrease of $4.6 million in legal, professional and accounting fees, $1.6 million in insurance expenses, $0.9 million in stock-based compensation expense, $0.4 million in consultant fees, partially offset by an increase in $0.5 million in employee expenses. The general and administrative expenses for the six months ended June 30, 2023 and 2022, respectively, include $1.0 million and $1.9 million, respectively, of non-cash stock-based compensation.

Other (income) expenses

Interest income

For the six months ended June 30, 2023, NRx Pharmaceuticals recorded $0.3 million of interest income compared to less than $0.1 of interest income for the six months ended June 30, 2022. The increase of $0.3 million is due to the Company’s money market account.

Change in fair value of convertible note payable

For the six months ended June 30, 2023, NRx Pharmaceuticals recorded a loss of $2.4 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the six months ended June 30, 2023, NRx Pharmaceuticals recorded a gain of less than $0.1 million related to the change in fair value of the warrant liabilities compared to a gain of $0.3 million for the six months ended June 30, 2022. The decrease of $0.3 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of earnout cash liability

For the six months ended June 30, 2023, NRx Pharmaceuticals recorded no change in fair value of the earnout cash liability compared to a gain of $4.6 million for the six months ended June 30, 2022. The earnout cash milestones were not achieved by December 31, 2022 and therefore the earnout cash liability expired. The gain for the six months ended June 30, 2022 related to the decrease in fair value of the earnout cash liability.

Liquidity and Capital Resources

The Company has generated no revenues, has incurred operating losses since inception, expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Until such time as the Company is able to establish a revenue stream from the sale of its therapeutic products, NRx Pharmaceuticals is dependent upon obtaining necessary equity and/or debt financing to continue operations. NRx Pharmaceuticals cannot make any assurances that sales of NRX-101 will commence in the near term or that additional financings will be available to it on acceptable terms or at all. This could negatively impact NRx Pharmaceuticals' business and operations and could also lead to the reduction of NRx Pharmaceuticals' operations.

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement  with certain accredited investors (the “March Investors”), providing for the issuance and sale of 3,866,666 shares of the Company’s common stock (“Common Stock”) and warrants to purchase up to 3,866,666 shares of Common Stock (the “March Investor Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share (the “March

Offering”). The March Investors have agreed not to transfer the Common Stock for six months following the date of issuance. The March Investor Warrants have an exercise price of $0.75 per share,  are initially exercisable beginning six months following the date of issuance (the “March Initial Exercise Date”) and will expire 5 years from the March Initial Exercise Date. The aggregate gross proceeds to the Company from the March Offering were approximately $2.9 million. The Company intends to use the net proceeds from such offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on March 9, 2023.

On June 2, 2023, the Company entered into a License Agreement (the “License Agreement”) with Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd. (collectively, “Alvogen”). Under the License Agreement, NRx granted Alvogen an exclusive, worldwide, transferable and sublicensable license under certain intellectual property (including patents, know-how and trademarks) owned or controlled by NRx to develop (with certain limitations), manufacture, and commercialize NRX-101, for the treatment of bipolar depression with suicidality. The term of the license is, on a country-by-country basis, 20 years from the first commercial sale of NRX-101 in such country, extendable by Alvogen for a two-year period upon its request made prior to the expiration of such 20-year period. During the term of the License Agreement, the parties have agreed (on behalf of themselves and their affiliates) not to research, develop, seek or obtain any regulatory approval for the manufacturing, marketing, sale, or other commercialization of any product containing a fixed dose combination of D-cycloserine and lurasidone  in the treatment of bipolar depression with suicidality, nor to authorize or assist (including by investing in or otherwise providing funding to) any third party to do so.

During the term of the License Agreement, NRx is permitted to develop additional products containing D-cycloserine in combination with one or more other active antidepressant or antipsychotic ingredients for use outside of the field of treatment of bipolar depression with suicidality, such as in post-traumatic stress disorder (PTSD) or chronic pain in depression, in which case, if NRx wishes to license rights to develop or commercialize such additional products or indications, Alvogen has a right of first negotiation to obtain such a license.

Under the terms of the License Agreement, we have the right to an aggregate of up to $330 million in cash milestone payments, including an initial $10 million First Milestone Payment, upon the achievement of certain milestones. A second milestone payment of $5 million is due upon Alvogen’s receipt of a copy of the FDA’s notice of NDA Approval for Product with the label indication for the treatment of bipolar depression with sub-acute or acute suicidality. Additional cash milestone payments will become payable to us upon the achievement of net sales targets measured over the trailing four quarters. Alvogen has also agreed to pay the Company royalties based on the net sales of NRX-101.

On June 6, 2023, the Company entered into a securities purchase agreement with institutional investors (the “June Investors”), providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and warrants to purchase up to 9,670,002 shares of Common Stock (the “June Investor Warrants”). The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share (the “June Offering”) and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. The June Investor Warrants have an exercise price of $0.6525 per share, are initially exercisable beginning six months following the date of issuance (the “June Initial Exercise Date”) and will expire five and one half years from the date of issuance. The aggregate net proceeds to the Company from the June Offering were approximately $6.28 million. The Company intends to use the net proceeds from the June offering for working capital and general corporate purposes.

NRx Pharmaceuticals believes that it does not currently have sufficient funds and, if necessary, the ability to reduce expenditures, to support operations through at least the next twelve months from the date of this quarterly report. NRx Pharmaceuticals is dependent upon obtaining necessary equity and/or debt financing to continue operating. NRx Pharmaceuticals cannot make any assurances that additional financing will be available to it on acceptable terms or at all. This could negatively affect the Company’s business and operations and could also lead to the reduction of the Company's operations.

The following table presents selected financial information and statistics for each of the periods shown below:

	June 30, 2023	December 31, 2022
Balance Sheet Data:	(Unaudited)
Cash	$14,969	$20,054
Total assets	19,809	25,816
Convertible note payable	12,692	10,525
Total liabilities	22,617	18,407
Total stockholders' (deficit) equity	(2,808)	7,409

	June 30,
	2023	2022

	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	(13,901)	(25,171)
Net cash used in investing activities	(2)	(6)
Net cash provided by financing activities	8,818	22,120
Net (decrease) increase in cash	$(5,085)	$(3,057)

Operating activities

During the six months ended June 30, 2023, operating activities used $13.9 million of cash, primarily resulting from a net loss of $19.8 million, reduced by (a) net non-cash losses of $3.9 million, including $2.4 million in change in fair value of convertible promissory note and $1.2 million of stock-based compensation, and (b) changes in operating assets and liabilities of $1.9 million.

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

Financing activities

During the six months ended June 30, 2023, financing activities provided $8.8 million of cash resulting from $8.1 million in proceeds from issuance of common stock and warrants issued in a private placement, net of issuance costs.

During the six months ended June 30, 2022, financing activities provided $22.1 million of cash resulting from $22.6 million in net proceeds received by the Company from the issuance of common stock and preferred investment options in a private placement partially offset by $0.5 million of repayment of the loan between the Company and Relief Therapeutics Holding S.A.

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2023 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company's management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires NRx Pharmaceuticals to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, NRx Pharmaceuticals evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to the earnout cash liability, stock-based compensation, and the valuation of warrants. NRx Pharmaceuticals bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx Pharmaceuticals believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black Scholes valuation approach and the fair value of the Substitute Warrants was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the earnout cash milestone and earnout shares milestone probabilities of achievement at each reporting period.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of June 30, 2023 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2023 included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.

Item 1A. Risk Factors

We have disclosed the risk factors that materially affect our business, financial condition or results of operations under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on June 30, 2023 (the “Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, or may not be able to assess, also may materially adversely affect our business, financial condition and/or operating results. In addition to the risk factors detailed above, the following risk factors should also be considered:

●

●	The audit report from our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2022 and 2021 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, we have included disclosure in our consolidated financial statements expressing substantial doubt about our ability to continue as a going concern. We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements were issued. In the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs for the next 12 months. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our Common Stock or obtaining alternate financing. Any failure or delay to secure such financing could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code.

●	We are subject to certain contractual obligations and limitations on our ability to consummate future financings under the Promissory Note issued by us to Streeterville Capital, LLC on November 4, 2022, as amended on July 7, 2023.

Pursuant to the securities purchase agreement we entered into in connection with the issuance of the Note to Streeterville Capital, LLC, we are subject to certain restrictions on our ability to issue securities during the term of the Note. Specifically, we agreed to obtain the Lender’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock. Furthermore, we also must offer the Lender the right to purchase up to 10% of future equity and debt securities offerings, subject to certain exceptions and limitations, during the term of the Note.

Further, we have agreed to make certain monthly redemption payments at the request of the Lender. Our failure to pay such redemptions, when due, may result in defaults under our agreements with the Lender. If we are in default with respect to our obligations under the Note, the Lender may consider the Note immediately due and payable and may elect to substantially increase the interest rate of the Note. We may not have the required funds to pay the required note redemptions and such redemptions, or penalties in connection therewith, may have an adverse effect on our cash flows, results of operations, and ability to pay our other debts as they come due.

●	If we fail to meet the applicable continued listing requirements of NASDAQ Global Market, NASDAQ may delist our common stock, in which case the liquidity and market price of our Common Stock could decline.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy certain continued listing requirements. including the requirement that our Common Stock maintain an average minimum bid price of $1.00. In the past, we have received a deficiency letter from Nasdaq for failing to maintain a minimum bid price of $1.00, but we have since regained compliance. On July 20, 2023, we received a written notification (the “Notice”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) – Market Value of Listed Securities (“MVLS”) because we had not maintained a minimum MVLS of $50,000,000 for the previous 33 consecutive business days. We have been provided an initial compliance period of 180 calendar days, or until January 22, 2024, to regain compliance with the MVLS requirement. To regain compliance, our MVLS must meet or exceed $50,000,000 for a minimum period of ten consecutive business days prior to January 22, 2024. If we are deficient in regaining compliance with and otherwise maintaining the necessary listing requirements, our Common Stock may be delisted. If our Common Stock is delisted, an active trading market for our Common Stock may not be sustained and the market price of our Common Stock could decline. Delisting of our Common Stock could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

●	We are currently involved in and may from time to time become involved in legal proceedings, some of which may result in substantial losses, government enforcement actions, damage to our business and reputation, or place a strain on our internal resources.

We are currently involved in, and in the future may become involved in, legal proceedings and other governmental investigations including patent litigation, product liability and other product-related litigation, securities litigation, employment litigation, breach of contract claims, environmental, government and tax investigations, and other legal proceedings that arise from time to time as a party or as a non-party witness, with both private parties and certain government agencies. We may incur substantial time and expenses participating in these types of lawsuits and investigations, which could divert management’s attention from ongoing business concerns and operations. In addition, these matters and any other substantial litigation may result in verdicts against us or our affiliates or government enforcement actions, which may include significant monetary penalties, potentially preventing the approval, manufacture, marketing and sale of our product candidates. Any dispute resolved unfavorably could have a material adverse effect on our business, financial position, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1+	Amendment to Convertible Promissory Note, dated June 30, 2023, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) Notes to Unaudited Financial Statements.

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

NRX PHARMACEUTICALS, INC.

Date: August 14, 2023	By:	/s/ Seth Van Voorhees
Seth Van Voorhees
Chief Financial Officer (Principal Financial Officer)