Form 10-Q
period 2023-09-30
NRX Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2023

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

As of November 13, 2023, the registrant had 83,919,554 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,902	$20,054
Prepaid expenses and other current assets	4,187	5,741
Total current assets	13,089	25,795
Other assets	21	21
Total assets	$13,110	$25,816
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,631	$2,076
Accrued and other current liabilities	4,728	4,855
Accrued clinical site costs	575	914
Convertible note payable and accrued interest - short term	10,069	7,703
D&O insurance payable	314	—
Warrant liabilities	10	37
Total current liabilities	19,327	15,585
Convertible note payable and accrued interest - long term	—	2,822
Total liabilities	$19,327	$18,407

Preferred stock, $0.001 par value, 50,000,000 shares authorized;	—	—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 83,919,554 and 66,442,989 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	84	67
Additional paid-in capital	242,533	230,339
Accumulated other comprehensive loss	(22)	—
Accumulated deficit	(248,815)	(222,997)
Total stockholders’ (deficit) equity	(6,217)	7,409
Total liabilities and stockholders' (deficit) equity	$13,110	$25,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,314	$4,129	$10,837	$12,571
General and administrative	2,494	5,012	12,344	21,876
Settlement expense	—	—	250	—
Total operating expenses	5,808	9,141	23,431	34,447
Loss from operations	(5,808)	(9,141)	(23,431)	(34,447)
Other (income) expenses:
Interest income	(119)	(95)	(420)	(119)
Interest expense	40	—	40	3
Change in fair value of convertible note payable	359	—	2,794	—
Change in fair value of warrant liabilities	(26)	37	(27)	(236)
Change in fair value of Earnout Cash liability	—	—	—	(4,582)
Total other (income) expenses	254	(58)	2,387	(4,934)
Net loss	$(6,062)	$(9,083)	$(25,818)	$(29,513)
Change in fair value of convertible note attributed to credit risk	—	—	22	—
Other comprehensive loss	—	—	22	—
Comprehensive loss	$(6,062)	$(9,083)	$(25,840)	$(29,513)
Net loss per share:
Basic and diluted	$(0.07)	$(0.14)	$(0.35)	$(0.45)
Weighted average common shares outstanding:
Basic and diluted	81,946,957	66,449,593	74,114,180	65,532,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(Unaudited)

							Additional		Accumulated Other	Total
	Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance December 31, 2022	—	$—	—	$—	66,442,989	$67	$230,339	$(222,997)	$—	$7,409
Common stock and warrants issued, net of issuance costs $351	—	—	—	—	3,866,666	3	2,542	—	—	2,545
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	—	—	106	106
Stock-based compensation	—	—	—	—	—	—	695	—	—	695
Net loss	—	—	—	—	—	—	—	(11,039)	—	(11,039)
Balance - March 31, 2023	—	$—	—	$—	70,309,655	$70	$233,576	$(234,036)	$106	$(284)
Common stock and warrants issued, net of issuance costs $2,168	—	—	—	—	9,670,002	10	5,567	—	—	5,577
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	—	—	(128)	(128)
Stock-based compensation	—	—	—	—	—	—	544	—	—	544
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	408,673	—	200	—	—	200
Net loss	—	—	—	—	—	—	—	(8,717)	—	(8,717)
Balance - June 30, 2023	—	$—	—	$—	80,388,330	$80	$239,887	$(242,753)	$(22)	$(2,808)
Preferred stock and warrants issued, net of issuance costs $27	—	—	3,000,000	3	—	—	1,168	—	—	1,171
Stock-based compensation	—	—	—	—	—	—	351	—	—	351
Common stock issued to settle GEM settlement liability	—	—	—	—	675,676	1	249			250
Common stock issued as repayment of principal and interest for convertible note	—	—	—	—	2,855,548	3	779	—	—	782
Adjustment for deferred offering cost settlement	—	—	—	—	—	—	99	—	—	99
Net loss	—	—	—	—	—	—	—	(6,062)	—	(6,062)
Balance - September 30, 2023	—	—	3,000,000	3	83,919,554	84	242,533	(248,815)	(22)	(6,217)

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(Unaudited)

							Additional		Total
	Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2021	—	—	—	$—	58,810,550	$59	$203,990	$(183,243)	$20,806
Common stock and warrants issued in private placement, net of issuance costs of $2,020	—	—	—	—	7,824,727	8	22,972	—	22,980
Common stock issued for consulting services	—	—	—	—	6,037	—	17	—	17
Stock-based compensation					—	—	1,334	—	1,334
Net loss	—	—	—	—	—	—	—	(13,448)	(13,448)
Balance - March 31, 2022	—	$—	—	$—	66,641,314	$67	$228,313	$(196,691)	$31,689
Additional issuance costs in connection with Private Placement	—	—	—	—	—	—	(342)	—	(342)
Stock-based compensation	—	—	—	—	—	—	987	—	987
Net loss	—	—	—	—	—	—	—	(6,982)	(6,982)
Balance - June 30, 2022	—	$—	—	$—	66,641,314	$67	$228,958	$(203,673)	$25,352
Additional issuance costs in connection with Private Placement	—	—	—	—	—	—	(28)	—	(28)
Restricted stock awards granted	—	—	—	—	1,000,000	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	541	—	541
Net loss	—	—	—	—	—	—	—	(9,083)	(9,083)
Balance - September 30, 2022	—	$—	—	$—	67,641,314	$68	$229,470	(212,756)	$16,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,818)	$(29,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	3
Stock-based compensation	1,590	2,862
Change in fair value of warrant liabilities	(27)	(236)
Change in fair value of earnout cash liability	—	(4,582)
Change in fair value of convertible promissory note	2,794	—
Non-cash settlement expense	250	—
Increases (decreases) in operating assets and liabilities:
Prepaid expenses and other assets	1,554	(1,443)
Accounts payable	1,654	(1,519)
Accrued expenses and other liabilities	(466)	2,991
Net cash used in operating activities	(18,465)	(31,437)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(4)	(11)
Net cash used in investing activities	(4)	(11)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	—	(518)
Repayment of convertible note	(2,288)	—
Repayment of insurance loan	(474)	—
Proceeds from issuance of insurance loan	786	—
Proceeds from issuance of Series A preferred stock and warrants issued in private placement, net of issuance costs	1,171	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	8,122	22,610
Net cash provided by financing activities	7,317	22,092

Net (decrease) increase in cash and cash equivalents	(11,152)	(9,356)
Cash and cash equivalents at beginning of period	20,054	27,605
Cash and cash equivalents at end of period	$8,902	$18,249
Supplemental disclosure of cash flow information:
Cash paid for interest	$646	$—
Non-cash investing and financing activities
Issuance of common stock as principal and interest repayment for convertible notes	$982	$—
Issuance of common stock warrants as offering costs	$75	$726
Issuance of common stock for settlement of accrued liability	$250	$17

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

The Company is a clinical-stage pharmaceutical company which applies innovative science to known molecules to develop life-saving medicines through its wholly-owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (D-cycloserine/Lurasidone), for the treatment of bipolar depression in patients with suicidality, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the U.S. Food and Drug Administration (the “FDA”). NRX-101 is covered by multiple U.S. and foreign patents, including a Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx Pharmaceuticals by Glytech, LLC.

Operations

As disclosed during the quarter, the Company’s drug development activities have expanded from its original focus on  development of NRX-101, a fixed dose combination of D-cycloserine (DCS) and lurasidone for the treatment of suicidal bipolar depression to encompass the development of NRX-101 for the treatment of Chronic Pain and Complicated Urinary Tract Infection (cUTI) and the development of intravenous ketamine (NRX-100) for the treatment of suicidal depression. These additional indications have been added as the Company has gained access to clinical trials data funded by governmental entities in France and potentially in the United States which has the potential to afford the Company potential safety and efficacy data on key indications at low cost to shareholders.

Development of NRX-101 for treatment-resistant suicidal bipolar depression

The Company is nearing completion of enrollment of the originally-targeted 70 participants in the Phase 2b/3 trial of NRX-101 in TRBD; enrollment will continue through November to increase study power. The target population is based on the Company’s January 2023 meeting with the FDA in which the Company was guided to expand its intended use of NRX-101 from the original population of patients with acute suicidality who might be treated in the hospital environment to the broader population of patients with subacute suicidal ideation (now described by the Company as Treatment-Resistant Bipolar Depression) who are treated in the outpatient setting.

Based on the guidance of the FDA and the Company’s completion of manufacturing for phase 3/commercial stage investigational product, the Company upgraded the ongoing clinical trial to a phase 2b/3 trial, the results of which have the potential to be used for registrational filings.

During the first half of 2023, the Company refined its ability to validate the psychometric ratings that are used to assess the efficacy endpoints for the clinical trial. The Company relies upon a team of veteran raters who both train independent site raters and monitor the technical quality of each rating. A standard was set of 90% or better congruence between the

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s veteran rating team and site raters. This standard was met for all study participants whose ratings were obtained in their primary language and management believes that this standard can be maintained for the duration of the trial. In Q2 2023, the Company released research findings that demonstrate better than 94% congruence on the Montgomery Asberg Depression Rating Scale (MADRS), which constitutes the primary efficacy endpoint. As of the filing of this 10-Q, this data integrity standard has been maintained.

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

The Company has completed manufacture of all clinical supplies required for its ongoing clinical trials. This initiative is expected to yield stability data sufficient to support a shelf life in excess of two years at time of potential drug launch (should the clinical trials be successful). The completion of this manufacturing milestone may allow the Company to decrease ongoing expenditure associated with manufacturing and development of chemical manufacturing controls. Through the filing of this 10-Q, product stability has continued to support the targeted two-year shelf life at potential drug launch.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Currently, the FDA has limited data on file that demonstrates the safety and efficacy of ketamine. Accordingly, the Company has established a scientific collaboration with Prof. Marion Leboyer of Paris, France and Prof. Mocrane Abbar of Lyon, France in order to incorporate the results of a 156-person inpatient trial of intravenous ketamine vs. placebo for the stabilization of patients admitted for acute suicidality (the KETIS trial). The findings of the trial demonstrate a statistically significant reduction in both suicidality (the primary endpoint) and depression (the secondary endpoint) among patients treated with intravenous ketamine compared to those treated with placebo.

In Q3, the Company signed a data sharing agreement with the Centre Hospitalier Universitaire De Nîmes in France in order to permit deidentified patient level data to be transmitted by NRx to the FDA for regulatory purposes. The patient-level deidentified data have now been received by the Company and are being assembled in the electronic format required by the FDA. The Company has now negotiated access to similar patient-level data from an NIH-funded US-based clinical trial the findings of which confirm the KETIS trial. The Company believes that these multicenter, randomized prospective trials encompassing more than 240 participants, combined with randomized, prospective data on more than 200 US patients when submitted for review at a patient level will likely be sufficient to demonstrate preliminary safety and efficacy of intravenous ketamine in acutely suicidal patients. Data are expected to be transmitted to FDA by the end of Q4.

Submission of a New Drug Application for the use of ketamine is dependent upon submission of a manufacturing file documenting the manufacture of a presentation of ketamine suitable for single-patient use in the treatment of suicidal depression. In November 2023, the Company announced the signing of a development and manufacturing agreement with Nephron Pharmaceuticals (West Columbia, SC) to develop a single patient presentation of ketamine that is expected to overcome some of the formulation deficiencies of existing forms of ketamine (developed for anesthesia) and is expected to have diversion-resistant and tamper-resistant features. The company believes that this latter aspect is important because of the well-known uses of ketamine as a drug of abuse and as a vehicle for date rape.

The Company’s current timeline entails the submission of a New Drug Application for ketamine in the first quarter of 2024 with a targeted PDUFA date in Q4 2024. Nephron has considerable experience in the manufacture of ketamine products and, therefore, the Company anticipates that two-year shelf stability at launch may be able to be achieved with six months of real-time accelerated stability.

As with the NRX-100 development project, the Company does not anticipate funding this initiative with core NRx assets and is exploring structures for a new entity that would provide current and new investors with both capital appreciation and a royalty stream. In support of that initiative, the Company received a non-binding term sheet in November 2023 for $30 million of new investment capital to support the establishment of a new, publicly-traded entity the shares of which would be initially owned by NRx, current shareholders of NRx, and by new investors.  Establishment of this entity is expected to be a topic of discussion at NRx’s upcoming annual meeting of shareholders.

New Therapeutic Targets:

The Company is exploring three new therapeutic targets for NRX-101 and related drugs: treatment of Chronic Pain, treatment of Urinary Tract Infection (UTI), and treatment of Post Traumatic Stress Disorder (PTSD).

Treatment of Chronic Pain:

The rationale for treatment of chronic pain with DCS is outlined in a 2016 scientific paper published by Schnitzer, et. al. and in the White Paper posted by the Company’s Scientific Leadership (Sappko, et. al.).  In brief, DCS as an N-methyl-D-aspartate (“NMDA”) antagonist drug has demonstrated extensive nonclinical and early clinical efficacy in: (i) decreasing the response to nociceptive pain (i.e., pain triggered by pain receptors in the body) and (ii) decreasing craving for opioid drugs, with evidence that DCS is both nonaddictive and non-neurotoxic. In order to support its development of NRX-101 for treatment of chronic pain, the Company has licensed US Patent 8,653,120 from Apkarian Technologies and retained

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prof. Apkar Vania Apkarian (the inventor) as a consultant to the Company. The Company believes that its ongoing composition of matter patents additionally apply to the use of NRX-101 in the treatment of chronic pain, as does its patent portfolio related to the treatment of fear memory with NRX-101.

In the course of its psychiatry-focused drug development program, the Company completed addiction studies, using standard self administered assays that demonstrate no potential for addiction from NRX-101 and its components. These findings are essential for consideration of NRX-101 as a potential treatment for chronic pain and distinguish NRX-101 from other NMDA antagonist drugs including ketamine and dextromethorphan.

The Company is awaiting results of a 200-person randomized prospective trial funded by the US Department of Defense (NCT 03535688) in which patients with chronic pain were randomly assigned to DCS 400mg/day vs. placebo. The investigators have identified primary completion of this trial as occurring in November 2023, with top-line results. Should these results support efficacy of D-cycloserine in the treatment of chronic low back pain, they  are expected to provide a Breakthrough Therapy path towards treatment of chronic pain with DCS and DCS-containing medicines.

While awaiting these clinical trial results, the Company filed an Investigational New Drug (IND) application with the FDA and received a “Study May Proceed” letter for an IND-opening trial of NRX-101 in the treatment of Chronic Pain. The review by the FDA Division of Anesthesia, Analgesia, and Addiction Products identified no new non-clinical requirements beyond those already agreed to with the Division of Psychiatry Products, other than the need to extend certain animal safety studies to the longer (90 day) duration required for the treatment of chronic pain. Should the Department of Defense (DOD)-funded trial demonstrate efficacy, the Company anticipates that these data will also form a basis for a Breakthrough Therapy Designation filing.

At the initiative of the US Congress, the National Institutes of Health has established the multibillion dollar HEAL initiative (https://heal.nih.gov/research/clinical-research/eppic-net) combined with a national consortium of clinical trial sites (EPPICNET) to test innovative non-opioid medicines to treat Chronic Pain. The Company has submitted an application to EPPICNET for inclusion of NRX-101 in its clinical trial program. The Company anticipates that the HEAL initiative, additional DOD funding, and other non-dilutive sources of capital may be available, given the national focus on developing non-opioid, non-addictive pain medications.

Chronic pain affects more than 50 million American adults, compared to the approximately 3 million who report thoughts of suicide on an annual basis. There has been no new non-opioid class of drugs to treat nociceptive pain in the past two decades and NRX-101 is expected to be the first NMDA-antagonist drug to seek approval for this indication. Today, ketamine is used off label to treat nociceptive pain, despite its clear limitations (addiction, neurotoxicity, hallucination, and the need for IV administration.) Thus, should the DOD data provide encouraging findings, these findings may open a far larger market for NRX-101 than the originally-targeted psychiatry indications.

Treatment of PTSD:

The Company has previously identified the rationale for treating Post Traumatic Stress Disorder with NMDA antagonist drugs. Based on the near-term data associated with the use of DCS in chronic pain and recent in-licensing of US8653120, management has elected to apply available resources to the chronic pain indication in the near term.

Treatment of Urinary Tract Infection (UTI) and Urosepsis:

Although treatment of UTI is quite different from use of NRX-101 to treat Central Nervous System disorders, D-cycloserine was originally developed as an antibiotic because of its role in disrupting the cell wall of certain pathogens. This is true of a number of drugs used in psychiatry today. The use of D-cycloserine as an antibiotic fell out of favor in the 1970s because of the CNS effects caused by its NMDA-blocking properties and because of the widespread availability of

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

first and second generation antibiotics. However, D-cycloserine remains unique among antibiotics in its near-100% excretion in the urine and the ability to achieve high urinary tract levels of D-cycloserine with oral administration. DCS is not widely used, in part, because of its known propensity to cause hallucination at therapeutically effective doses. The Company believes that the combination of DCS with a 5-HT2A antagonist in NRX-101 has the potential to treat antibiotic-resistant urinary tract infections with decreased propensity to cause unwanted CNS effects.

In recent years, increased antibiotic resistance to common pathogens that cause urinary tract infections and urosepsis (i.e., sepsis originating in the urinary tract) has resulted in a marked increase in ComplicatedUTI (cUTI), hospitalization, and death from urosepsis. The US Center for Disease Control and Prevention reports that more than 1.7 million Americans contract sepsis each year, of whom at least 350,000 die during their hospitalization or are discharged to hospice (CDC Sepsis Ref.).  D-cyloserine (DCS) is currently approved for the treatment of tuberculosis and its label states that it “may be effective” in treating urinary tract infection on a case-by-case basis with confirmatory laboratory data. In 2015 DCS was demonstrated to be effective against pathogens that are increasingly resistant to first- and second-line antibiotics.  During Q3 2023, NRx contracted with Charles River Laboratories (CRL: Wilmington, MA) and tested NRX-101 and its components against resistant pathogens that appear on the Congressionally-mandated Qualified Infectious Disease Product list. NRX-101 appears from this study to be active against antibiotic-resistant E. coli, Pseudomonas, and Acinetobacter.

CRL has provided NRx with a research report performed under Good Laboratory Practices documenting in vitro data that we believe meet that published standards of the FDA Qualified infectious disease product (QIDP) program. Qualification for QIDP affords a sponsor five years of additional market exclusivity from FDA, regardless of patent status, together with Fast Track Designation and Priority Review. The Company believes that NRX-101 as an oral medication has the potential to demonstrate benefit in patients who would otherwise require intravenous third and fourth generation antibiotics. The Company believes that there are approximately 3 million patients per year who contract cUTI

Based on the in vitro study performed at CRL, the Company has submitted an Investigational New Drug application, requesting QIDP, Fast Track, and Priority Review designation.

As with the NRX-100 development project, the Company does not anticipate funding this initiative with core NRx assets and is exploring structures for a new entity that would provide current and new investors with both capital appreciation and a royalty stream.  Should the Company succeed in serving 10% of the cUTI market, the Company believes that the potential royalty stream from NRX-101 has the potential to exceed $1 billion annually.

2. Liquidity

As of September 30, 2023, the Company had $8.9 million in cash. With the completion of enrollment in its clinical trial of NRX-101 for bipolar depression, the Company anticipates a reduction in its monthly cash expenditure. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the March Initial Exercise Date. The aggregate gross proceeds to the Company from the March Offering were approximately $2.9 million. The closing of the sale of these securities occurred on March 9, 2023.

On June 6, 2023, the Company entered into a securities purchase agreement with certain institutional investors (the “June Investors”), providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and warrants to purchase up to 9,670,002 shares of Common Stock (the “June Investor Warrants”). The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share (the “June Offering”) and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The June Investor Warrants have an exercise price of $0.6525 per share, are initially exercisable beginning six months following the date of issuance (the “June Initial Exercise Date”) and will expire 5 years from the June Initial Exercise Date. The aggregate net cash proceeds to the Company from the June Offering were approximately $5.71 million.

On August 28, 2023, the Company entered into a securities purchase agreement (the “Preferred Stock Securities Purchase Agreement”) with certain purchasers (the “August Investors”), pursuant to which the Company issued 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and one (1) investor warrant (each an “August Investor Warrant”) for every share of Series A Preferred Stock issued. The shares of Series A Preferred Stock and the August Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. Each August Investor Warrant entitles the holder to purchase one (1) share of Common Stock at a purchase price of $0.40 per share. The aggregate purchase price for each share of Series A Preferred Stock and associated August Investor Warrant was $0.40.  The August Investor Warrants are exercisable starting on the six month anniversary of the date of issuance and will have a term of five years from the date of issuance. The August Investor Warrants may also be exercised during the initial six-month period after issuance, at the option of the August Investors, if the closing share price of the Common Stock equals or exceeds $1.20 per share on any trading day. The aggregate net cash proceeds to the Company from the August Offering were approximately $1.2 million.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The License Agreement with Alvogen as further discussed in Note 6 below is accounted for in accordance with ASC 606. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

i. identify the contract(s) with a customer;

ii. identify the performance obligations in the contract;

iii. determine the transaction price;

iv. allocate the transaction price to the performance obligations within the contract; and

v. recognize revenue when (or as) the entity satisfies a performance obligation.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s revenue arrangements include the following:

Milestone Payments: At the inception of an agreement that includes milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most likely amount approach. The Company primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty.) The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants using the closing trading price of the Company’s common stock on the date of issuance. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

Preferred Stock

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company’s Series A Preferred Stock is classified as permanent equity as it is not mandatorily redeemable upon an event that is considered outside of the Company’s control. Further, in accordance with ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Series A Preferred Stock does not meet any of the criteria that would preclude equity classification. The Company concluded that the Series A Preferred Stock is more akin to an equity-type instrument than a debt-type instrument, therefore the conversion features associated with the convertible preferred stock were deemed to be clearly and closely related to the host instrument and were not bifurcated as a derivative under ASC 815.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	2,548,849	2,654,579	2,548,849	2,654,579
Restricted stock awards	666,667	1,000,000	666,667	1,000,000
Convertible preferred stock	3,000,000	—	3,000,000	—
Common stock warrants	33,021,591	17,521,753	33,021,591	17,521,753
Earnout Shares	—	22,209,280	—	22,209,280
Earnout Shares from exercised Substitute Options and Substitute Warrants	—	1,229,925	—	1,229,925

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the nine months ended September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid clinical development expenses	$1,999	$1,966
Prepaid insurance	1,517	3,167
Other prepaid expenses	665	331
Prepaid legal expenses	—	270
Other current receivables	6	7
Total prepaid expenses and other current assets	$4,187	$5,741

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)
Accrued and other current liabilities:
Other accrued expenses	$173	$2,616
Accrued employee expenses	739	923
Accrued research and development expenses	1,045	974
Professional services	2,771	342
Total accrued and other current liabilities	$4,728	$4,855

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, the Company has not achieved any milestones nor recognized any revenue associated with the License Agreement.

7. Debt

Convertible Note

On November 4, 2022, we issued an 9% redeemable promissory note (as amended, the “Note”) to Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), for an aggregate principal amount of $11.0 million. The Note matures 18 months from the date of issuance subject to certain acceleration provisions. The Note carries an original issue discount of $1.0 million which was deducted from the principal balance of the Note. The net proceeds from the issuance of the Note was $10.0 million after transaction costs including the original issue discount, legal and other fees are included.

The Company has the option to prepay the Note during the term by paying an amount equal to 110% of the principal, interest, and fees owed as of the prepayment date. The noteholder has the right to redeem up to $1.0 million of the outstanding balance of the Note per month starting six months after the issuance date. Payments may be made by the Company at their option in: (i) in cash with a 10% premium for the amount redeemed, (ii) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. The “Redemption Conversion Price” on any given redemption date equals 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the common stock during the ten trading days immediately preceding the date that the noteholder delivers notice electing to redeem a portion of the Note. Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the common stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day is at least thirty percent (30%) greater than the Nasdaq Minimum Price, then the lender will be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Note equal to twice the monthly redemption amount of $1.0 million solely by payment by stock, if permitted under the agreement, subject to the Maximum Percentage (as defined in the Note) and other ownership limitations. On March 30, 2023, the Company entered into an Amendment to the Note (the “First Amendment”), pursuant to which the Maximum Percentage was set at 9.99% of the number of shares of Common Stock outstanding on a given date.

On July 7, 2023, the Company entered into Amendment #2 to the Note with Streeterville (the “Second Amendment”). Pursuant to the Second Amendment, the Company agreed to amend the redemption provisions of the Note to provide that the Company would pay to Streeterville an amount in cash equal to $1,800,000 on or before July 10, 2023, which amount was paid on July 10, 2023. In addition, the Company agreed that, beginning on or before July 31, 2023, and on or before the last day of each month until December 31, 2023 (the “Minimum Payment Period”), we would pay Streeterville an amount equal to $400,000 in cash (a “Minimum Payment”), less any amount satisfied by the delivery of Redemption Conversion Shares (as defined below). Notwithstanding the foregoing, Streeterville may also submit a request for redemption of up to an aggregate of $1,000,000 per month (the “Maximum Monthly Redemption Amount” and, together with the Minimum Payment Amount, the “Redemption Amounts”) in accordance with the terms of the Note. However, the portion of each Minimum Payment that is not satisfied by the delivery of Redemption Conversion Shares is the maximum amount of cash we will be required to pay in accordance with the Second Amendment during the Minimum Payment Period. The redemption of the Maximum Monthly Redemption Amount in excess of the Minimum Amount may be satisfied by the delivery of additional Redemption Conversion Shares.

During the Minimum Payment Period, the Company is permitted to pay the Redemption Amounts in the form of shares of common stock of the Company (the “Redemption Conversion Shares”) calculated on the basis of the Redemption

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Conversion Price (as defined in the Note) without regard to the existence of an Equity Conditions Failure. Moreover, the Redemption Premium (as defined in the Note) will continue to apply to the Redemption Amounts. This amendment was deemed to be a debt modification in accordance with ASC 470, Debt, which will be accounted for prospectively. The modification does not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

The Note contains certain Trigger Events (as defined in the Note) that generally, if uncured within five trading days, may result in an event of default in accordance with the terms of the Notes (such event, an “Event of Default”). Upon an Event of a Default, the Lender may consider the Note immediately due and payable. Upon an Event of Default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of September 30, 2023, the Company was in compliance with the Note’s terms and there were no Events of Default.

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

The discount to the principal amount is included in the carrying value of the Note. During 2022, the Company recorded a debt discount of approximately $1.0 million upon issuance of the Note for the original issue discount of $1.0 million. As a result of electing the fair value option, any direct costs and fees related to the Note was expensed as incurred. For the three and nine months ended September 30, 2023, the Company recorded a change in fair value of the Note of approximately $2.8 and $0.4 million, respectively, which was recognized in other income (expense) on the Unaudited Condensed Consolidated Statement of Operations as a result of the Company’s election of the fair value option.

During the three and nine months ended September 30, 2023, the Company made cash interest payments on the Note of approximately $0.5 million and $0.7 million, respectively, and issued shares of Common Stock as interest repayment of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2023, the Company made cash principal repayments on the Note of approximately $1.7 million and $1.8 million, respectively, and issued shares of Common Stock as principal repayment of $0.9 million and $0.9 million, respectively.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Note as of September 30, 2023 (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)
Par value of the Note	$11,020	$11,020
Debt discount	(497)	(1,000)
Repayment of principal and interest	(3,270)	—
Carrying value of the Note before current period change in fair value	7,253	10,020
Fair value adjustment through earnings	2,794	505
Fair value adjustment through accumulated other comprehensive income	22	—
Total carrying value of Note	$10,069	$10,525

Convertible note payable - current portion	$10,069	$7,703
Convertible note payable, net of current portion	$—	$2,822

8. Commitments and Contingencies

Exclusive License Agreement

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. As of September 30, 2023, the Company has recorded $0.2 million worth of expenses relating to the licensure of the patent recorded in R&D patents expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three and nine months ended September 30, 2023 was less than $0.1 million and less than $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, the Company agreed to sponsor a research study at NJ Health relating to the impact of the Company’s' former product candidate Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, the Company has committed to pay NJ Health approximately $0.4 million upon finalization of the work. As of September 30, 2023, the Company has fully paid NJ Health the total committed amount under this agreement.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share Subscription Facility Agreement - GEM

NeuroRx entered into a share subscription facility agreement (the “GEM Agreement”) with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, referred to as “GEM”) with a three-year term which expired in October 2022. The GEM Agreement was never activated because of differences between the Hong Kong law under which the agreement was drafted and US Securities law.

On August 12, 2022, the Company received a demand for arbitration (the “Demand”) from GEM.  The Demand claimed that NeuroRx, failed to satisfy its obligation to pay GEM a commitment fee in the amount of HK$15,000,000 (approximately US$1,919,565 at current exchange rates) pursuant to the GEM Agreement.

On July 17, 2023, NeuroRx and GEM entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which the parties agreed to dismiss the arbitration proceeding with prejudice. Pursuant to the Settlement Agreement on August 31, 2023, the Company issued 675,676 shares of Common Stock to GEM in full satisfaction of the Settlement Agreement for the approximately $0.3 million which was previously accrued and expensed as “Settlement expense.” The shares are registered under a prospectus supplement to the Company’s registration statement on Form S-3 and are subject to a restriction that they cannot be sold or traded for a period of six months from the effective date of the Settlement Agreement.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 6, 2023, the Company entered into a securities purchase agreement with the June Investors, providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and the June Investor Warrants to purchase up to 9,670,002 shares of Common Stock. The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. The aggregate net cash proceeds to the Company from the June Offering were approximately $5.7 million. The Company intends to use the net proceeds from the June Offering for working capital and general corporate purposes.

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

The Company sold 7,824,727 shares of common stock during the nine months ended September 30, 2022 and received gross proceeds of $23.0 million.

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001.

Series A Convertible Preferred Stock

On August 30, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with the Delaware Secretary of State (the “Certificate of Designation”) authorizing up to 12,000,000 shares of Series A Preferred Stock.

During the three months ended September 30, 2023, the Company sold and issued 3.0 million shares of Series A Preferred Stock. Each share of Series A Preferred Stock was sold with one warrant (a “Unit") for an aggregate cash purchase price of $1,200,000 or $0.40 per Unit.

Dividend Rights

The holders of Series A Preferred Stock are not be entitled to receive any dividends in respect to the Series A Preferred Stock.

Voting Rights

The holders of Series A Preferred Stock have no voting rights other than for an affirmative vote in order for the Company to (a) disproportionally alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that disproportionally adversely affects any rights of the Holders, (c) increase or decrease the number of authorized shares of Series A Preferred Stock or (d) enter into any agreement with respect to any of the foregoing.

Conversion Rights

The holders of the Series A Preferred Stock have the right to convert their shares to common stock at any time after the six (6) month anniversary from issuance unless the closing share price of the Company’s Common Stock equals or exceeds $1.20 per share on any trading day. Each share of Series A Preferred Stock is initially convertible into a number of shares

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of Common Stock equal to the number of shares of Series A Preferred Stock being converted. Notwithstanding the foregoing, no share of Series A Preferred Stock shall be convertible during the six (6) month period following the issuance date; provided, however, if the Common Stock trades at or above $1.20 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events), as reported on Bloomberg, L.P. on any trading day, holder may convert the Series A Preferred Stock prior to the six (6) month anniversary of the issuance date. No fractional shares will be issued upon conversion. Conversion is subject to certain limitations, including the holder not owning more than 4.9% of the outstanding shares of Common Stock.

Liquidation Rights

Upon any liquidation, dissolution or winding up of the Company (a “Liquidation”), whether voluntary or involuntary, each holder of Series A Preferred Stock shall be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive if such shares had been converted to Common Stock immediately prior to such Liquidation, subject to certain rights and limitations.

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

The Company recognized a gain and loss on the change in fair value of the Substitute Warrants for the three months ended September 30, 2023 and 2022 of less than $0.1 million and less than $0.1 million, respectively. The Company recognized a gain on the change in fair value of the Substitute Warrants for the nine months ended September 30, 2023 and 2022 of less than $0.1 million and $0.1 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the three and nine months ended September 30, 2023 and 2022 no Public Warrants were exercised.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”). The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

shares. The Company classifies the Private Placement Warrants as derivative liabilities in its Unaudited Condensed Consolidated Balance Sheet as of September 30, 2023. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a gain on the change in fair value of the Private Placement Warrants for the three months ended September 30, 2023 and 2022 of less than $0.1 million and less than $0.1 million, respectively. The Company recognized a gain on the change in fair value of the Private Placement Warrants for the nine months ended September 30, 2023 and 2022 of less than $0.1 million and $0.2 million, respectively. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

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

As discussed above, On August 28, 2023, in conjunction with the issuance and sale of 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, the Company issued 3,000,000 August Investor Warrants which were classified in stockholder’s equity. The measurement of fair value of the August Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.30, exercise price of $0.40, term of five years, volatility of 175.1%, risk-free rate of 4.38%, and expected dividend rate of 0%). The grant

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

date fair value of these August Investor Warrants was estimated to be $0.8 million on August 28, 2023 and is reflected within additional paid-in capital.

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic Value
	Total Warrants	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2022	16,484,923	3.59	$6.49	—
Issued	3,866,666	4.69	0.75	—
Outstanding as of March 31, 2023	20,351,589	3.65	5.40	—
Issued	9,670,002	4.94	0.65	—
Outstanding as of June 30, 2023	30,021,591	4.36	$2.51	—
Issued	3,000,000	4.92	0.40	—
Outstanding as of September 30, 2023	33,021,591	4.28	$2.32	$—

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

2021 Omnibus Incentive Plan

As of September 30, 2023, 6,713,608 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2023, 664,430 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. As of September 30, 2023, 5,749,394 shares have been awarded and 964,214 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

The grant date fair value of employee and non-employee stock option awards is determined using the Black Scholes option-pricing model. The Company did not grant any stock options during the three or nine months ended September 30, 2023.

The following assumptions were used for the year ended December 31, 2022:

December 31, 2022

Exercise price	$0.51-$3.10
Risk-free rate of interest	1.8%-4.36%
Expected term (years)	5.3-6.5
Expected stock price volatility	94.9%-147.8%
Dividend yield	—

The following table summarizes the Company’s employee and non-employee stock option activity under the Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	2,548,849	$ 3.32	8.4	$ 618
Outstanding as of September 30, 2023	2,548,849	$ 3.32	7.6	$ 10
Options vested and exercisable as of September 30, 2023	2,022,085	$ 3.68	7.3	$ 10

The weighted average grant date fair value per share for employee stock and non-employee option grants during the three and nine months ended September 30, 2022 was $0.64 and $1.55, respectively. At September 30, 2023, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, was $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 0.6 years.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense
General and administrative	$261	$506	$1,295	$2,390
Research and development	90	35	295	472
Total stock-based compensation expense	$351	$541	$1,590	$2,862

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	1,000,000	$ 0.57
Vested	333,333	-
Balance as of September 30, 2023	666,667	$ 0.57

As of September 30, 2023, total unrecognized compensation expense related to RSAs granted was approximately $0.3 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock-based compensation expense related to RSAs was approximately less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2023.

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2023 and year ended December 31, 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services are estimated based on the Black-Scholes model during the three and nine months ended September 30, 2023 and year ended December 31, 2022. The fair value of the Note was estimated utilizing a Monte Carlo simulation during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and earnout cash contingent consideration represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and year ended December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		September 30	December 31
Description	Level	2023	2022
Assets:		(Unaudited)
Money Market Account	1	$7,034	$15,249

Liabilities:
Warrant liabilities (Note 11)	3	$10	$37
Convertible note payable (Note 7)	3	$10,069	$10,525

Convertible Note Payable

The significant inputs used in the Monte Carlo simulation to measure the convertible note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

September 30, 2023
Stock price on valuation date	$0.26
Time to expiration	0.59
Note market interest rate	8.4%
Equity volatility	90.0%
Volume volatility	365.0%
Risk-free rate	5.52%
Probability of default	3.2%

The following table sets forth a summary of the changes in the fair value of the Note categorized within Level 3 of the fair value hierarchy (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)
Par value of the Note	$11,020	$11,020
Debt discount	(497)	(1,000)
Repayment of principal and interest	(3,270)	—
Carrying value of the Note before current period change in fair value	7,253	10,020
Fair value adjustment through earnings	2,794	505
Fair value adjustment through accumulated other comprehensive income	22	—
Total carrying value of Note	$10,069	$10,525

Convertible note payable - current portion	$10,069	$7,703
Convertible note payable, net of current portion	$—	$2,822

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

September 30, 2023
Stock price on valuation date	$0.26 - 0.66
Exercise price per share	$3.48 - 11.50
Expected life	0.02 - 3.15
Volatility	55.0 - 175.1%
Risk-free rate	3.79 - 5.40%
Dividend yield	0.00%
Fair value of warrants	$0.00 - 79.34

A reconciliation of warrant liabilities is included below (in thousands):

September 30, 2023
Balance as of December 31, 2022	$37
Gain upon re-measurement	(12)
Balance as of March 31, 2023	25
Gain upon re-measurement	11
Balance as of June 30, 2023	36
Gain upon re-measurement	(26)
Balance as of September 30, 2023	$10

12. Income Taxes

The Company recorded no provision or benefit for income tax expense for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company has no open tax audits with any taxing authority as of September 30, 2023.

13. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the three months ended September 30, 2023 and

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2022, the Company paid Glytech $0.1 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. During the nine months ended September 30, 2023 and 2022, the Company paid Glytech $0.2 million and $0.2 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

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

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.2 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively.

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

The amendment also provides, subject to the approval of the Board of Directors, for a grant of 500,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (250,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (250,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of September 30, 2023, the Board of Directors has not approved the grant of restricted stock.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for sequential weeks of daily oral treatment following patient stabilization using a single infusion of NRX-100 (ketamine) or another standard of care therapy.

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.1 million and less than $0.1 million during the three months ended September 30, 2023 and 2022, respectively. The Company paid this family member a total of $0.1 million and $0.1 million during the nine months ended September 30, 2023 and 2022, respectively. These services are ongoing.

Agreements with PillTracker

The Company paid PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. Zachary Javitt and Dr. Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy. The Master Service Agreement dated April 1, 2020, and all work orders thereunder, have been suspended by mutual agreement pending the Company’s re-evaluation of its respiratory franchise. NRx Pharmaceuticals paid PillTracker $0.2 million during the nine months ended September 30, 2022. No Pilltracker-related expenses have been recognized or are anticipated in 2023.

Included in accounts payable were less than $0.1 million and less than $0.1 million due to the above related parties as of September 30, 2023 and December 31, 2022, respectively.

14. Subsequent Events

Compliance with Nasdaq Listing Requirements

On October 17, 2023, the Company received formal notice from the Listing Qualifications Staff (the “Staff”) indicating that, based upon the Company’s non-compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”), the Company’s securities were subject  to delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel(the “Panel”). The Company plans to timely request a hearing before the Panel, which request will stay any further action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension that the Panel may grant to the Company following the hearing.

The Company is diligently working to evidence compliance with the Rule; however, there can be no assurance that the Panel will determine to continue the Company’s listing or that the Company will be able to evidence compliance with the applicable listing criteria within the time period of any extension that may be granted by the Panel.

The Company has now been granted a hearing date of January 4, 2024 at which the Company will present its plan for achieving Nasdaq continued listing requirements. The Nasdaq has invited the Company to submit a short-form written response detailing that compliance plan, which at Nasdaq’s election may substitute for the January 4 hearing. The Company has submitted this short form plan to the Nasdaq.

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

The Company is a clinical-stage pharmaceutical company which applies innovative science to known molecules to develop life-saving medicines through its wholly-owned operating subsidiary, NeuroRx. The Company’s foundation product, NRX-101 (D-cycloserine/Lurasidone), for the treatment of bipolar depression in patients with suicidality, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the U.S. Food and Drug Administration (the “FDA”). NRX-101 is covered by multiple U.S. and foreign patents, including a Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx Pharmaceuticals by Glytech, LLC.

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

NRX-101 in Severe Bipolar Depression in Patients with Acute Suicidal Ideation and Behavior (ASIB) After Initial Stabilization with ketamine

●	In 2017, NRX-101 received an investigational new drug (IND) clearance by the U.S. Food and Drug Administration (FDA) and a Phase 2b/3 clinical trial commenced for bipolar depression with ASIB. Later that year, the FDA granted NRX-101 a Fast Track designation for the same indication.

●	In 2018, the FDA provided a Letter of Support to the Company encouraging the development of Glutamine+Glutamate (Glx) as a pharmacodynamic biomarker for depression. The letter referenced published and unpublished data demonstrating a significant association between clinical symptoms of depression and levels of brain Glx.

●	In the STABIL-B Phase 2 trial, the Phase 2 portion of the Phase 2b/3 trial, patients with bipolar depression and ASIB received either NRX-101 or lurasidone after an intravenous infusion of NRX-100 (ketamine). The proof-of-concept data presented at the American Congress of Neuropsychopharmacology in 2018 demonstrated with statistical significance that NRX-101 treated patients experienced lower depression scores and did not relapse.

●	Based on STABIL-B findings, the FDA granted NRX-101 Breakthrough Therapy Designation and a Special Protocol Agreement (“SPA”) for bipolar depression in patients with ASIB, which affects ~150K-180K patients per year in the U.S. The Breakthrough Therapy Designation allows for an expedited rolling submission of a new drug application (“NDA”) for investigational drugs that have demonstrated substantial improvement over existing approved therapies, and the SPA allows for a single registrational trial of NRX-101 in severe bipolar depression in patients with ASIB after stabilization with ketamine, using a protocol similar to the STABIL-B trial with a patient population of less than 100.

●	NRx Pharmaceuticals announced that it has transferred Phase 3 commercial drug manufacturing processes to the U.S. and released Phase 3 drug manufactured via the expected commercial-stage processes. NRx Pharmaceuticals has submitted its manufacturing file to the FDA. This investigational drug manufactured according to these new processes will be used in the upcoming Phase 3 trial.

●	We were initiating a new registrational study of NRX-101 for the treatment of severe bipolar depression with ASIB, a potentially lethal condition that currently takes the lives of thousands of Americans each year, after initial stabilization with NRX-100 (described below). We intend to use newly manufactured material that was manufactured using the expected commercial process.

●	On February 14, 2023, the Company announced its receipt of the written minutes of a Type B meeting held with the FDA on January 11, 2023, to outline the clinical & preclinical requirements for registration of NRX-101. Overall, the FDA suggested expanding the safety data base of NRX-101 to allow for chronic/intermittent use of NRX-101, as well as a broadening of the addressable population of the indication (under the SPA or otherwise) to patients with severe bipolar depression and recent acute suicidality regardless of how the initial stabilization was accomplished could represent a more straightforward development program. This broader indication would enable the Company to potentially demonstrate the use of NRX-101 to maintain stabilization from suicidality in patients stabilized either with ketamine (NRX-100) or with other standard of care therapeutic approaches. FDA encouraged the Company to request a Breakthrough Therapy Planning Meeting for NRX-101, which we intend to do in the next few months.

NRX-101 Indication – Bipolar Depression in Patients with Sub-acute Suicidal Ideation and Behavior (SSIB)

●	A Phase 2 double-blind study completed in 2018 demonstrated the ability of NRX-101 to improve depression and suicidality over 6 weeks when taken twice daily over lurasidone alone after an initial stabilization with ketamine. The current study involving patients with bipolar depression and sub-acute suicidality (not requiring hospitalization) does not include the use of ketamine; all patients are being treated in an outpatient setting.

●	The Company is nearing completion of enrollment of the originally-targeted 70 participants in the Phase 2b/3 trial of NRX-101 in TRBD; enrollment will continue through November to increase study power.

Consolidated NRX-101 Program in Suicidal Treatment-Resistant Bipolar Depression

●	Based on the comments and guidance from the FDA in its Type B meeting regarding the registrational Acute Suicidality trial and a potentially broader indication, as well as guidance the Company received from the Data Safety Monitoring Board (the “DSMB”) regarding the ongoing Phase IIb/3 clinical study of NRX-101 for the

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
●	The US population of patients with Suicidal Treatment Resistant Bipolar Depression is estimated to be between 700,000 and 1,000,000 people.
●	We expect top-line data from this trial in early 2024.

NRX-101 Indication – Post Traumatic Stress Disorder

●	Depression in PTSD may be driven by pathways that are similar to those that drive depression in other conditions (NMDA and 5-HT2A). Additionally, approximately 10% of patients with PTSD may experience suicidality, especially those with severe PTSD.

●	In a preclinical PTSD study, D-cycloserine, a component of NRX-101, demonstrated the ability to extinguish recurring images of traumatic events, also known as fear memory, in a validated WKY model of PTSD.

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

As of September 30, 2023, the Company has recorded $0.2 million worth of expenses relating to the licensure of the patent recorded in R&D patents expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Financial Results

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the three months ended September 30, 2023 and 2022, NRx Pharmaceuticals’ net loss was $6.1 million and $9.1 million, respectively. For the nine months ended September 30, 2023 and 2022, NRx Pharmaceuticals’ net loss was $25.8 million and $29.5 million, respectively. As of September 30, 2023, NRx Pharmaceuticals had an accumulated deficit of $248.8 million.

Going Concern

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

Nasdaq Listing Requirements

On July 20, 2023, we received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that NRx Pharmaceuticals is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) – Market Value of Listed Securities (“MVLS”) because the Company had not maintained a minimum MVLS of $50,000,000 for the last thirty-three (33) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial compliance period of 180 calendar days, or until January 22, 2024, to regain compliance with the MVLS requirement. To regain compliance, our MVLS must meet or exceed $50,000,000 for a minimum period of ten consecutive business days prior to January 22, 2024. If we do not regain compliance within the allotted compliance period Nasdaq will provide notice that our shares of common stock will be subject to delisting and may potentially be traded on the Over-the-Counter market thereafter.

On October 17, 2023, we received formal notice from the Nasdaq Listing Qualifications Staff (the “Staff”) indicating that, based upon our non-compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”), our securities were subject to delisting unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company has now been granted a hearing date of January 4, 2024 at which the Company will present its plan for achieving Nasdaq continued listing requirements. The Nasdaq has invited the Company to submit a short-form written response detailing that compliance plan, which at Nasdaq’s election may substitute for the January 4 hearing. The Company has submitted this short form plan to the Nasdaq.

We are diligently working to evidence compliance with the Rule; however, there can be no assurance that the Panel will determine to continue the Company’s listing or that the Company will be able to evidence compliance with the applicable listing criteria within the time period of any extension that may be granted by the Panel.

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

Results of operations for the three months ended September 30, 2023 and 2022

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Three months ended September 30,		Change
	2023	2022	Dollars

	(Unaudited)
Operating expenses:
Research and development	$3,314	$4,129	$(815)
General and administrative	2,494	5,012	(2,518)
Total operating expenses	5,808	9,141	(3,333)
Loss from operations	$(5,808)	$(9,141)	$3,333

Other (income) expenses:
Interest income	$(119)	$(95)	$(24)
Interest expense	40	—	40
Change in fair value of convertible note payable	359	—	359
Change in fair value of warrant liabilities	(26)	37	(63)
Total other (income) expenses	254	(58)	312
Net loss	$(6,062)	$(9,083)	$3,021

Research and development expenses

For the three months ended September 30, 2023, NRx Pharmaceuticals recorded $3.3 million of research and development expenses compared to $4.1 million for the three months ended September 30, 2022. The decrease of $0.8 million is related primarily to a decrease of $0.5 million in clinical trials and development expenses related to the NRX-101 program for Suicidal Treatment-Resistant Bipolar Depression, a decrease of $0.4 million related to fees paid to regulatory and process development consultants, a decrease of $0.1 million in shipping, freight, and delivery costs, a decrease of  $0.1 million in other regulatory and process development costs, partially offset by an increase of $0.2 million related to licensure of a US Patent with Apkarian Technologies and an increase of $0.1 million in stock-based compensation. The research and development expenses for the three months ended September 30, 2023 and 2022, respectively, includes less than $0.1 million and less than $0.1 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the three months ended September 30, 2023, NRx Pharmaceuticals recorded approximately $2.5 million of general and administrative expenses compared to approximately $5.0 million for the three months ended September 30, 2022. The decrease of $2.5 million is related primarily to a decrease of $1.3 million in insurance expenses, $0.9 million in employee expenses, $0.2 million in stock-based compensation expense, $0.3 million in legal, professional and accounting fees partially offset by an increase of other general and administrative expenses of $0.2 million. The general and administrative expenses for the three months ended September 30, 2023 and 2022, respectively, include $0.3 million and $0.5 million, respectively, of non-cash stock-based compensation.

Other (income) expenses

Interest income

For the three months ended September 30, 2023, NRx Pharmaceuticals recorded of $0.1 million interest income compared to $0.1 million of interest income for the three months ended September 30, 2022. The interest income increased by less than $0.1 million due to the interest earned in the Company’s money market account.

Change in fair value of convertible note payable

For the three months ended September 30, 2023, NRx Pharmaceuticals recorded a loss of approximately $0.4 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the three months ended September 30, 2023, NRx Pharmaceuticals recorded a gain of less than $0.1 million in fair value of warrant liabilities compared to a loss of less than $0.1 million for the three months ended September 30, 2022. The gain of less than $0.1 million related to the increase in the fair value of certain Substitute Warrants and the Private Placement Warrants assumed pursuant to the Merger Agreement.

Results of operations for the nine months ended September 30, 2023 and 2022

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	Dollars

	(Unaudited)
Operating expenses:
Research and development	$10,837	$12,571	$(1,734)
General and administrative	12,344	21,876	(9,532)
Settlement expense	250	—	250
Total operating expenses	23,431	34,447	(11,016)
Loss from operations	$(23,431)	$(34,447)	$11,016

Other (income) expenses:
Interest income	$(420)	$(119)	$(301)
Interest expense	40	3	37
Change in fair value of convertible note payable	2,794	—	2,794
Change in fair value of warrant liabilities	(27)	(236)	209
Change in fair value of Earnout Cash liability	—	(4,582)	4,582
Total other (income) expenses	2,387	(4,934)	7,321
Net loss	$(25,818)	$(29,513)	$3,695

Operating expenses

Research and development expenses

For the nine months ended September 30, 2023, NRx Pharmaceuticals recorded $10.8 million of research and development expenses compared to approximately $12.6 million for the nine months ended September 30, 2022. The decrease of $1.7 million is related primarily to a decrease of $1.0 million in clinical trials and development expenses related to ZYESAMI, $0.9 million related to fees paid to regulatory and process development consultants, $0.2 million in stock-based compensation, partially offset by an increase of $0.2 related to licensure of a US Patent with Apkarian Technologies, $0.1 million in other regulatory and process development costs, and $0.1 million in shipping, freight, and delivery costs. The research and development expenses for the nine months ended September 30, 2023 and 2022, respectively, include $0.3 million and $0.5 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the nine months ended September 30, 2023, NRx Pharmaceuticals recorded $12.3 million of general and administrative expenses compared to approximately $21.9 million for the nine months ended September 30, 2022. The decrease of $9.5 million is related primarily to a decrease of $4.9 million in legal, professional and accounting fees, $2.8 million in insurance expenses, $1.1 million in stock-based compensation expense, $0.5 million in consultant fees, $0.4 million in employee expenses partially offset by an increase of $0.2 in other general and administrative expenses. The general and administrative expenses for the nine months ended September 30, 2023 and 2022, respectively, include $1.3 and $2.4 million, respectively, of non-cash stock-based compensation.

Other (income) expenses

Interest income

For the nine months ended September 30, 2023, NRx Pharmaceuticals recorded $0.4 million of interest income compared $0.1 of interest income for the nine months ended September 30, 2022. The increase of $0.3 million is due to interest earned in the Company’s money market account.

Change in fair value of convertible note payable

For the nine months ended September 30, 2023, NRx Pharmaceuticals recorded a gain of approximately $2.8 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the nine months ended September 30, 2023, NRx Pharmaceuticals recorded a gain of less than $0.1 million related to the change in fair value of the warrant liabilities compared to a gain of $0.2 million for the nine months ended September 30, 2022. The decrease of $0.2 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of earnout cash liability

For the nine months ended September 30, 2023, NRx Pharmaceuticals recorded no change in fair value of the earnout cash liability compared to a gain of $4.6 million for the nine months ended September 30, 2022. The earnout cash milestones were not achieved by December 31, 2022 and therefore the earnout cash liability expired. The gain for the nine months ended September 30, 2022 related to the decrease in fair value of the earnout cash liability.

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

Streeterville Note

On November 4, 2022, we issued an 9% redeemable promissory note (as amended, the “Note”) to Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), for an aggregate principal amount of $11.0 million. The Note matures 18 months from the date of issuance subject to certain acceleration provisions. The Note carries an original issue discount of $1.0 million which was deducted from the principal balance of the Note. The net proceeds from the issuance of the Note was $10.0 million after transaction costs including the original issue discount, legal and other fees are included.

The Company has the option to prepay the Note during the term by paying an amount equal to 110% of the principal, interest, and fees owed as of the prepayment date. The noteholder has the right to redeem up to $1.0 million of the outstanding balance of the Note per month starting six months after the issuance date. Payments may be made by the Company at their option in: (i) in cash with a 10% premium for the amount redeemed, (ii) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. The “Redemption Conversion Price” on any given redemption date equals 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the common stock during the ten trading days immediately preceding the date that the noteholder delivers notice electing to redeem a portion of the Note. Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the common stock of the Company on any given trading day is at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day is at least thirty percent (30%) greater than the Nasdaq Minimum Price, then the lender will be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Note equal to twice the monthly redemption amount of $1.0 million solely by payment by stock, if permitted under the agreement, subject to the Maximum Percentage (as defined in the Note) and other ownership limitations. On March 30, 2023, the Company entered into an Amendment to the Note (the “First Amendment”), pursuant to which the Maximum Percentage was set at 9.99% of the number of shares of Common Stock outstanding on a given date.

On July 7, 2023, the Company entered into Amendment #2 to the Note with Streeterville (the “Second Amendment”). Pursuant to the Second Amendment, the Company agreed to amend the redemption provisions of the Note to provide that the Company would pay to Streeterville an amount in cash equal to $1,800,000 on or before July 10, 2023, which amount was paid on July 10, 2023. In addition, the Company agreed that, beginning on or before July 31, 2023, and on or before the last day of each month until December 31, 2023 (the “Minimum Payment Period”), we would pay Streeterville an amount equal to $400,000 in cash (a “Minimum Payment”), less any amount satisfied by the delivery of Redemption Conversion Shares (as defined below). Notwithstanding the foregoing, Streeterville may also submit a request for redemption of up to an aggregate of $1,000,000 per month (the “Maximum Monthly Redemption Amount” and, together with the Minimum Payment Amount, the “Redemption Amounts”) in accordance with the terms of the Note. However, the portion of each Minimum Payment that is not satisfied by the delivery of Redemption Conversion Shares is the maximum amount of cash we will be required to pay in accordance with the Second Amendment during the Minimum Payment Period. The redemption of the Maximum Monthly Redemption Amount in excess of the Minimum Amount may be satisfied by the delivery of additional Redemption Conversion Shares.

During the Minimum Payment Period, the Company is permitted to pay the Redemption Amounts in the form of shares of common stock of the Company (the “Redemption Conversion Shares”) calculated on the basis of the Redemption Conversion Price (as defined in the Note) without regard to the existence of an Equity Conditions Failure. Moreover, the Redemption Premium (as defined in the Note) will continue to apply to the Redemption Amounts.

March Offering

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement  with certain accredited investors (the “March Investors”), providing for the issuance and sale of 3,866,666 shares of the Company’s common stock (“Common Stock”) and warrants to purchase up to 3,866,666 shares of Common Stock (the “March Investor Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share (the “March Offering”). The March Investors agreed not to transfer the Common Stock for six months following the date of issuance. The March Investor Warrants have an exercise price of $0.75 per share, were initially exercisable beginning six months following the date of issuance (the “March Initial Exercise Date”) and will expire 5 years from the March Initial Exercise Date. The aggregate gross proceeds to the Company from the March Offering were approximately $2.9 million. The closing of the sale of these securities occurred on March 9, 2023.

Alvogen License Agreement

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

June Offering

On June 6, 2023, the Company entered into a securities purchase agreement with institutional investors (the “June Investors”), providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and warrants to purchase up to 9,670,002 shares of Common Stock (the “June Investor Warrants”). The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share (the “June Offering”) and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The June Investor Warrants have an exercise price of $0.6525 per share, are initially exercisable beginning six months following the date of issuance (the “June Initial Exercise Date”) and will expire five and one half years from the date of issuance. The aggregate net proceeds to the Company from the June Offering were approximately $6.28 million.

At The Market Offering

On August 14, 2023, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which we may offer and sell, from time to time through Wainwright, shares of Common Stock having an aggregate offering price of up to $2,000,000 (the “ATM Shares”). Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Wainwright may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We are not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the issuance and sale of all the sale of the ATM Shares reaching an aggregate offering amount equal to $2,000,000, or (ii) the termination of the Sales Agreement as permitted therein. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company will also reimburse Wainwright for certain specified expenses in connection with entering into the Sales Agreement. For the three months ended September 30, 2023, we did not sell any shares of Common Stock.

August Offering

On August 28, 2023, the Company entered into a securities purchase agreement (the “Preferred Stock Securities Purchase Agreement”) with certain purchasers (the “August Investors”), pursuant to which the Company issued 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and one (1) investor warrant (each an “August Investor Warrant”) for every share of Series A Preferred Stock issued. The shares of Series A Preferred Stock and the August Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. Each August Investor Warrant entitles the holder to purchase one (1) share of Common Stock at a purchase price of $0.40 per share. The aggregate purchase price for each share of Series A Preferred Stock and associated August Investor Warrant was $0.40.  The August Investor Warrants are exercisable starting on the six month anniversary of the date of issuance and will have a term of five years from the date of issuance. The August Investor Warrants may also be exercised during the initial six-month period after issuance, at the option of the August Investors, if the closing share price of the Common Stock equals or exceeds $1.20 per share on any trading day. The aggregate proceeds to the Company from the private placement was approximately $1.2 million before expenses.

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	September 30, 2023	December 31, 2022
Balance Sheet Data:	(Unaudited)
Cash	$8,902	$20,054
Total assets	13,110	25,816
Convertible note payable	10,069	10,525
Total liabilities	19,327	18,407
Total stockholders' (deficit) equity	(6,217)	7,409

	September 30,
	2023	2022

	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	(18,465)	(31,437)
Net cash used in investing activities	(4)	(11)
Net cash provided by financing activities	7,317	22,092
Net (decrease) increase in cash	$(11,152)	$(9,356)

Operating activities

During the nine months ended September 30, 2023, operating activities used approximately $18.5 million of cash, primarily resulting from a net loss of $25.8 million, reduced by (a) net non-cash losses of $4.6 million, including $2.8 million in change in fair value of convertible promissory note and $1.6 million of stock-based compensation, and (b) changes in operating assets and liabilities of $2.7 million.

During the nine months ended September 30, 2022, operating activities used $31.4 million of cash, primarily resulting from a net loss of $29.5 million, increased by net non-cash gains of $2.0 million, including $4.6 million of gain from the change in fair value of earn out liability and $0.2 million of gain from the change in fair value of warrant liabilities, partially offset by $2.9 million of stock-based compensation expense, and an increase in net operating assets of $0.1 million.

Financing activities

During the nine months ended September 30, 2023, financing activities provided $7.3 million of cash resulting from $8.1 million in proceeds from issuance of common stock and warrants issued in a private placement, $1.2 million in proceeds from issuance of Series A preferred stock and warrants, partially offset by $2.3 million of repayments of convertible notes net of issuance costs.

During the nine months ended September 30, 2022, financing activities provided $22.1 million of cash resulting from $22.6 million in net proceeds received by the Company from the issuance of common stock and preferred investment options in a private placement partially offset by $0.5 million of repayment of the loan between the Company and Relief Therapeutics loan.

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of September 30, 2023 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2023 included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.

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

●	If we fail to meet the applicable continued listing requirements of Nasdaq, they may delist our common stock, in which case the liquidity and market price of our Common Stock could decline.

Our common stock is currently listed on the Nasdaq. In order to maintain that listing, we must satisfy certain continued listing requirements. including the requirement that our Common Stock maintain an average minimum bid price of $1.00. In the past, we have received a deficiency letter from Nasdaq for failing to maintain a minimum bid price of $1.00, but we have since regained compliance. On July 20, 2023, we received a written notification (the “Notice”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) – Market Value of Listed Securities (“MVLS”) because we had not maintained a minimum MVLS of $50,000,000 for the previous 33 consecutive business days. We have been provided an initial compliance period of 180 calendar days, or until January 22, 2024, to regain compliance with the MVLS requirement. To regain compliance, our MVLS must meet or exceed $50,000,000 for a minimum period of ten consecutive business days prior to January 22, 2024. Additionally, on October 17, 2023, we received notice from Nasdaq indicating that, based upon our non-compliance with the minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2), our securities were subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel. The Company has now been granted a hearing date of January 4, 2024 at which the Company will present its plan for achieving Nasdaq continued listing requirements. The Nasdaq has invited the Company to submit a short-form written response detailing that compliance plan, which at Nasdaq’s election may substitute for the January 4 hearing. The Company has submitted this short form plan to the Nasdaq. If our Common Stock is delisted, an active trading market for our Common Stock may not be sustained and the market price of our Common Stock could decline. Delisting of our Common Stock could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) Notes to Unaudited Financial Statements.

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

NRX PHARMACEUTICALS, INC.

Date: November 14, 2023	By:	/s/ Richard Narido
Richard Narido
Chief Financial Officer (Principal Financial Officer)