Form 10-K
period 2023-12-31
NRX Pharmaceuticals, Inc.
filed 2024-03-29
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2023, was $29.7 million.

As of March 25, 2024, the registrant had 95,699,780 shares of common stock outstanding.

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

PART I

Unless the context requires otherwise, references in this annual report to “NRx,” “Company,” “we,” “us” and “our” and similar designations refer to NRx Pharmaceuticals, Inc. and its subsidiary.

Item 1. Business

Company Overview and History

NRx is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiaries, NeuroRx, Inc., (“NeuroRx”) and HOPE Therapeutics, Inc. (“HOPE”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and PTSD. NeuroRx is organized as a traditional Research and Development (“R&D”) company, whereas HOPE is organized as a Specialty Pharmaceutical (SpecPharma) company intended to distribute ketamine and other therapeutic options to clinics that serve patients with suicidal depression and PTSD.

The 2023 fiscal year was one of extraordinary growth and transition for NRx.  During the year the Company restructured its management to overcome challenges in capital formation, clinical trial enrollment, and corporate growth, in a manner that resulted in demonstrable milestones for 2023 and a company that we believe to be poised for growth in 2024. Those milestones achieved in 2023 and through the date of this filing include:

1.	Recruitment of a new management team under the leadership of Jonathan Javitt, MD, MPH (the Company’s Founder and Chairman) and Stephen Willard, JD, (CEO and Director), comprised of individuals with demonstrated success in the design, recruitment, and analysis of clinical-stage drug development, together with demonstrated commercial success in the marketing and sales of commercial stage pharmaceuticals. This management team includes a new Chief Financial Officer, Chief Business Officer, Director of Clinical Research, Head of Regulatory Affairs, Head of Scientific Affairs, and a new Chief Medical Lead for urology.
2.	Establishment of a drug development partnership with Alvogen, Inc., a $4 billion US-based pharmaceutical company and Lotus Pharmaceutical Company, LTD (1975.TW), an Asia Pacific-based pharmaceutical company to jointly develop NRX-101 for the treatment of suicidal bipolar depression, while leaving NRx in a position to continue innovative drug development of its pharmaceutical assets for other indications. The partnership provides for up to an aggregate of $330 million in commercial stage milestone payments together with a double-digit royalty on net sales worldwide.
3.	Publication of the world’s first clinical trial (the STABIL-B trial) to demonstrate sustained remission from acute suicidality and depression in patients with Bipolar Disorder, using NRX-100 (ketamine) for induction of remission and NRX-101 (D-cycloserine/lurasidone) for maintenance of that remission. Results of this trial were the basis for FDA’s award of Breakthrough Therapy Designation.
4.	Completion of patient data collection and data lock in the first clinical trial to study patients with suicidal bipolar depression treated in the outpatient setting under the leadership of Prof. Andrew Nierenberg of Harvard/Mass General Hospital with no unexpected Serious Adverse Events. The category of suicidal patients recruited in this trial have previously been excluded from the clinical trials of all known oral antidepressants. Top line data are expected in April 2024.
5.	Replacement of the Company’s traditional study site-based approaches to clinical trial recruitment with an internet/AI-based nationally-focused clinical trial recruitment strategy, in partnership with 1-N-Nealth, Inc., a digital marketing organization. This approach resulted in a 300% increase in successful clinical trial enrollment in 2023 compared to 2022.
6.	Achievement of >94% rater concordance through conclusion of the trial, a measure that substantially exceeds current industry standards.
7.	Removal of the Company’s solid dose (for oral medications) manufacturing platform from Shanghai with re-establishment of solid dose manufacturing in partnership with Alcami, Inc. (North Carolina, USA). Submission and successful review of the NRX-101 FDA manufacturing file (i.e. “Module 3” of a New Drug Application) and completion of a Type C Chemical Manufacturing Controls (“CMC”) meeting with FDA for NRX-101. The

Company now has more than 1 million oral doses manufactured to commercial standards in its warehouse and is expecting five years of room temperature shelf stability.
8.	Establishment of a sterile products drug development and manufacturing partnership with Nephron Pharmaceuticals, Inc. (West Columbia, SC), an FDA-inspected facility. Under this partnership NRx is both manufacturing ketamine in a novel abuse- and diversion-resistant presentation and developing new forms of ketamine designed for improved tolerability and clinical effectiveness based on prior inventions patented by the Company’s founder (US 5494901). The Company has now manufactured its first commercial batch of ketamine in a novel diversion-resistant packaging presentation and is expecting at least two years of room temperature shelf stability.
9.	Completion (through March 2024) of capital formation initiatives that achieved greater than 50% reduction in the corporate indebtedness and raised $9.2 million in new capital during FY 2023 with $7.8 million of additions to working capital during Q1 2024 to support the Company’s drug development initiatives, while rotating the shareholder base away from technically-oriented hedge funds and towards growth-oriented investors and corporate partners.
10.	Improvement in negative Earnings per Share to ($0.40) in FY 2023 vs ($0.60) in prior 12 month period. Management projects positive cash flow by year-end 2024 via partnerships and HOPE Therapeutics activities.
11.	Implementation of a clinical trial quality control system for psychiatry trials designed to identify data quality problems and noncompliant (and potentially fraudulent) study patients at clinical trial sites. Demonstration of 94% concordance between clinical trial endpoints as measured at study sites compared to measurement of those same endpoints by the Company’s central rating team under the leadership of veteran psychologist/psychometricians from the University of Pennsylvania.
12.	Expansion of the Company’s patent portfolio and regulatory licenses to include the use of NRX-101 to treat Chronic Pain, approval of an Investigational New Drug application (“Study May Proceed”) from the US Food and Drug Administration (“FDA”), and licensure of US Patent 8,653,120 for use of D-Cycloserine to treat Chronic Pain together with the recruitment of its inventor, Prof. Vania Apkarian of Northwestern University as a consultant to the Company.
13.	Activation of the Company’s previously-dormant drug development activities related to ketamine (NRX-100), based on FDA feedback. Establishment of data-sharing partnerships with a French government hospital consortium and with Columbia University (New York, NY) to license patient-level data from two clinical trials demonstrating safety and efficacy of ketamine for treating acute suicidal depression in support of a New Drug Application to the FDA.
14.	Formation of HOPE Therapeutics, a Specialty Pharmaceutical company that aims to develop and market both ketamine and related digital therapeutics to extend and augment the effect of ketamine in treating suicidal depression, a condition for which the only currently approved therapy is hospitalizations and electroshock therapy.
15.	Identification of NRX-101, the company’s lead drug for CNS disorders as a potent antibiotic for treatment of Complicated UTI and Pyelonephritis, with demonstration of in-vitro (i.e. laboratory effectiveness) against antibiotic-resistant urinary tract pathogens resulting in FDA award of Qualified Infectious Disease Product and Fast Track designations by the FDA together with Priority Review status for this indication.
16.	Partnership with the Foundation FondaMental (Paris, FR) and its Founder/CEO, Prof. Marion Leboyer to develop the first disease-modifying drug to treat schizophrenia and autism.
17.	Six scientific publications: two papers documenting the preclinical safety of NRX-101, namely that NRX-101 does not cause neurotoxicity[1] nor does it lead to self-administration[2], NRX-101 shows antimicrobial activity against uropathogens that cause complicated urinary tract infection (cUTI)[3], a position paper on NRX-101 in the treatment of chronic pain[4], the development and testing of a psychometric assessment monitoring system to improve concordance in psychiatric clinical trials[5], and the Phase 2 STABIL-B clinical trial results.[6]
18.	Continued active prosecution of 16 filed patent applications and 48 issued patents around the world providing broad disclosure of the synergistic combination of NMDA and 5-HT2A antagonist drugs in the treatment of mental health disorders and chronic pain. NRX-101 is covered by four families of U.S. and foreign patents, including a composition of matter patent (U.S. Patent No. 10,583,138 and foreign counterparts). NRx has licensed U.S. Patent 8,653,120 for use of D-Cycloserine to treat Chronic Pain as an expansion of that portfolio.
19.	HOPE has received term sheets for more than $60 million in funding from new investors upon public listing and is expected to be spun out as a separate company to be owned by NRx, current NRx shareholders, and new investors upon completion of final audit and financial statements.

20.	IND for NRX-101 in the treatment of Complicated Urinary Tract Infection (cUTI) is based on in vitro data just accepted for peer-reviewed publication in Antibiotics, an MDPI journal. On the basis of these findings, FDA granted Qualified Infectious Disease Product (QIDP), Fast Track and Priority Review designations NRx is seeking a clinical phase partner for this multi-hundred million dollar indication.

21.	Elected nationally recognized attorney in highly regulated industries, and healthcare specialist, Janet Rehnquist, Esq., to the Company’s Board of Directors.

22.	Management has taken action to restore Nasdaq listing compliance and seeking to combat illegal naked shorting of NRx securities.

The Company has two lead compounds today, NRX-100, a proprietary presentation of ketamine and NRX-101, a patented fixed-dose combination of D-cycloserine and lurasidone. Both products have Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of suicidal bipolar depression. NRX-101 additionally has Breakthrough Therapy Designation and a Biomarker Letter of Support from the FDA for this purpose. To the Company’s knowledge, NRX-101 is the only oral antidepressant demonstrated to reduce suicidal ideation in a phase 2 trial.

For mechanistic reasons unrelated to its central nervous system N-methyl-D-aspartate (“CNS NMDA”) antagonist properties, NRX-101 interferes with cell wall formation in certain bacteria, rendering it a potent antibiotic and is demonstrated to kill certain treatment-resistant urinary tract bacteria. Accordingly, NRX-101 has been awarded Qualified Infectious Disease Product Designation and Fast Track Designation by the FDA to treat Complicated Urinary Tract Infection and Pyelonephritis. Our strategy is to apply innovative science to known molecules in the pursuit of therapies for high unmet needs, including lethal conditions (NeuroRx) and to distribute ketamine and ancillary therapies to qualified clinics and practitioners who treat patients with suicidal depression (HOPE). The Company has announced plans to spin off HOPE to a freestanding company, half of which will be owned by the Company and half by individual shareholders.

NeuroRx was founded in 2015 by Professors Jonathan Javitt, MD, MPH and Daniel Javitt, PhD, MD, as a privately-funded R&D company targeting psychiatry drug development and attracted sufficient capital to enter phase 2b/3 research in 2016. Over the subsequent three years it formulated and manufactured clinical supplies of NRX-101, initiated and completed the STABIL-B trial and established the first Special Protocol Agreement issued by the FDA Division of Psychiatry Products to conduct a confirmatory trial of NRX-101 following induction with NRX-100 in hospital Emergency Department patients with acutely suicidal bipolar depression. That trial was initiated in November 2019 and suspended in February 2020 because of the COVID pandemic lockdown. In March 2020 NeuroRx was asked to undertake clinical drug development of intravenous Aviptadil, a synthetic form of human Vasoactive Intestinal Peptide (VIP), by Relief Therapeutics, AG (Relief, Switzerland: RLF.SW).

In December 2020, NeuroRx was approached by Big Rock Partners Acquisition Corporation, a special purpose acquisition company (“BRPA”) (Nasdaq:BRPA) about a potential business combination. On May 24, 2021, BRPA consummated the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with NeuroRx, and Big Rock Merger Corp., a Delaware corporation and wholly owned, direct subsidiary of BRPA (“Merger Sub”). Pursuant to the Merger Agreement, on May 24, 2021 (the “Closing Date”), which has been accounted for as a reverse recapitalization, Merger Sub was merged with and into NeuroRx, with NeuroRx surviving the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). On the Closing Date, BRPA changed its name to NRX Pharmaceuticals, Inc. (“NRx Pharmaceuticals” or the “Company”). The Company’s ticker symbol was changed to “NRXP.”

The Company formulated Aviptadil (later named Zyesami®) for human administration and achieved FDA clearance to initiate the first human trial for treatment of COVID-19 Respiratory Failure in 10 weeks from project inception to first patient treated. A company-sponsored randomized, double-blind clinical trial of Aviptadil vs. placebo demonstrated a 50% reduction in mortality compared to placebo among patients on ventilators for COVID-19 together with dramatic reductions in inflammatory markers (cytokines) and improvement in chest x-ray findings. These results caused Zyesami to be selected from among 5,000 candidate drugs as the only investigational compound tested in the ACTIV-3 Critical Care arm of the NIH nationwide program to test novel drugs for COVID-19. The Company additionally formed a partnership with the Israel Institute for Biological Research (IIBR) to test a novel COVID vaccine (BriLife®), which NRx committed to test in clinical trials to be conducted in the Caucasus region. Unfortunately, IIBR did not succeed in manufacturing BriLife to the Good Manufacturing Practices (GMP) standards required by FDA, the European Medicines Authority (EMA) and other strict regulators, preventing the clinical initiation of the BriLife project.

The COVID lockdown ended in March 2022 and the Company’s Board unanimously voted to return NRx’s focus to CNS drug development and to recruit a new Chief Executive Officer with legal and business skills that would complement the scientific strength of the Company’s Founder, Chairman, and Chief Scientist. Subsequently, in June 2022, the NIH trial announced futility in its attempt to replicate the survival benefit reported for Aviptadil in patients on ventilators for COVID-19 and subsequently disclosed its failure to fully treat 30% of those randomized to Aviptadil. The trial could not be restarted because it was unrecruitable in the aftermath of the pandemic. In December 2022, the Company agreed to return all Aviptadil assets to Relief in exchange for a commitment by Relief to use commercially-reasonable efforts to develop Aviptadil and to pay NRx more than $30 million in royalties and milestones from its future success, if any.

In July 2022, the Company recruited Mr. Stephen Willard, JD, a Presidentially-commissioned member of the U.S. National Science Board as CEO and a member of the Company’s Board of Directors, with Dr. Javitt continuing in his leadership role Chief Scientist. In December 2023, the Company’s reorganized Board of Directors re-elected Dr. Javitt as its Chairman. At the same time, the Company announced its plan to form HOPE Therapeutics as a specialty pharmaceutical company to develop a clinical market for ketamine and other treatments for suicidal depression.

Recent Developments

February 2024 Offerings

On February 27, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “February 2024 Public Offering”) of 5,000,000 shares of the Common Stock. The public offering price for each share of Common Stock was $0.30, and the Underwriters purchased the shares of Common Stock pursuant to the Underwriting Agreement at a price for each share of Common Stock of $0.276. On February 28, 2024, the February 2024 Public Offering closed (the “Closing Date”). Aggregate gross proceeds from the February 2024 Public Offering were approximately $1.5 million, before deducting underwriting discounts and commissions and estimated expenses payable by the Company.

Pursuant to the Underwriting Agreement and the engagement letter, dated as of February 22, 2024, by and between the Company and the Representative, the Company agreed to issue to the Representative in connection with the February 2024 Public Offering, a warrant to purchase up to a number of shares of Common Stock representing 5.0% of the shares of Common Stock and any Option Shares (as defined below) sold, at an initial exercise price of $0.33 per share, subject to certain adjustments (the “Underwriter’s Warrant”). On February 28, 2024, the Company issued to the Representative the Underwriter’s Warrant to purchase up to 250,000 shares of Common Stock (the “Underwriter Warrant Shares”). The Underwriter’s Warrant is exercisable six months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the Underwriting Agreement.

Pursuant to the Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 750,000 shares (the “Option Shares”) of the Common Stock on the same terms as the Shares sold in the Offering (the “Over-Allotment Option”). On March 5, 2024, the Underwriters exercised (“Overallotment Exercise”) the Over-Allotment Option to purchase an additional 750,000 shares of Common Stock. In connection with the Overallotment Exercise, we issued an additional Underwriter’s Warrant to purchase up to 37,500 shares of Common Stock. The Overallotment Exercise closed on March 6, 2024.

On February 29, 2024, we entered into a securities purchase agreement with an investor providing for the issuance and sale of 2,700,000 shares of Common Stock and warrants to purchase up to 2,700,000 shares of Common Stock (the

“February Warrants”) at a price of $0.38 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February Warrants will have an exercise price of $0.38 per share, are initially exercisable beginning six months following the date of issuance and will expire 5 years from the date of issuance. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

NRx Products in Development

NRX-101

NRX-101 is a combined NMDA/5-HT2A-targeted medicine designed to address both depression and suicidal ideation, consisting of a patented, oral, fixed dose combination of D-cycloserine (DCS) and lurasidone. Although DCS has been known for more than 70 years as an anti-infective, its propensity to cause psychedelic side-effects, together with challenges in maintaining drug stability, limited its use clinical use and by the year 2000, DCS was rarely used in the United States. The critical doses of DCS required to achieve a clinical effect in treatment of these conditions was not understood, prior to NRx’s recent patented discoveries.

The key discovery by Daniel Javitt that the psychedelic side-effects of DCS can be attenuated by the concomitant use of serotonin-targeted drugs creates a new life for this promising molecule, whose use was previously limited by hallucinogenic effects. The manufacture of DCS was similarly limited by propensity to form inactive dimers and trimers of the cycloserine ring and no modern manufacturing program was undertaken over the past 50 years. The Company has now modernized the required analytic methodology, achieved control over impurities as required for modern commercial drug manufacture, and solved the stability challenges in a manner that achieved five-year shelf stability in the Company’s phase 2 program and is on track to replicate that stability at commercial scale.

Currently, there are numerous atypical antipsychotic drugs targeting the 5-HT2A receptor approved for treatment of bipolar depression. However, all are known to increase a side effect known as akathisia, which is closely linked to suicidal ideation and behavior, and all carry a black box warning on the label regarding the potential for increased risk of suicide. In contrast, DCS has been demonstrated in at least two clinical trials (Nierenberg 20226, Chen 20197) to reduce suicidal ideation, a finding also demonstrated for ketamine (Abbar 20228, Grunebaum 20179). Because its effect is synergistic to the antidepressant effects of serotonin-targeted drugs and because of the specific effect on suicidal ideation, the NMDA receptor of the brain is increasingly viewed as a key target for treating depression and suicidality. To the Company’s knowledge, NRX-101 is the first investigational medicine to advance for severe bipolar depression in patients with Acute Suicidal Ideation and Behavior (“ASIB”).

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

D-cycloserine, the NMDA-targeting component of NRX-101, is a mixed NMDA agonist/antagonist that has been demonstrated in nonclinical studies to have no potential for neurotoxicity10 or addiction.2 Although it may have psychedelic effects when given as monotherapy, psychedelic effects of DCS have not been seen in four different studies where DCS was administered together with serotonin-targeted drugs. Javitt additionally discovered and patented the finding that DCS is a mixed NMDA agonist/antagonist and a critical dose of DCS must be administered (in the region of 400mg – 500mg per day) to exert its NMDA antagonist properties. This finding explains the failure of DCS to demonstrate clinical effects in a number of published trials at lower doses, where it acts as an agonist at the NMDA receptor.11

Although development of NRX-101 began in 2015, when NeuroRx, Inc. was privately funded, the COVID pandemic interrupted clinical development in March 2020 because of study site closures. The Company was hampered in continuing to manufacture its investigational product in China because of global supply chain and other international challenges. Accordingly, when the Company raised funds in February 2022 to reinitiate the psychiatric drug development program, a strategic decision was made to transfer all manufacture to the United States and to upgrade the Chemical Manufacturing Controls (CMC) level of NRX-101 to a commercial standard prior to entering phase 3 trials.

Manufacturing is a key component of drug approvals and current estimates suggest that more phase 3 biotechnology products fail or experience delays over manufacturing issues than over safety and efficacy. Moreover, registrational studies require either that the trial be conducted with commercial grade investigational product or compel the sponsor to conduct subsequent bridging studies to prove biological equivalence to commercial grade product. In March 2022, the Company executed a tender process and selected Alcami, Inc. (“Alcami”) (Wilmington, NC) as its manufacturing partner. Technology transfer was accomplished within 3 months and a first phase 3/commercial-scale batch was completed by August 2022. In January 2023, the Company achieved alignment with the FDA on its proposed registration manufacturing and stability plan in a Type C meeting.

In February 2023, the Company aligned with FDA in a Type B meeting to outline the clinical & preclinical requirements for registration of NRX-101. Overall, the FDA suggested expanding the safety data base of NRX-101 to allow for chronic/intermittent use of NRX-101, as well as a broadening of the addressable population of the indication (under the SPA or otherwise) to patients with severe bipolar depression and recent acute suicidality regardless of how the initial stabilization was achieved. This broader indication would enable the Company to potentially demonstrate the use of NRX-101 to maintain stabilization from acute suicidality in patients stabilized either with ketamine (NRX-100) or with other standard of care therapeutic approaches. FDA encouraged the Company to request a Breakthrough Therapy Planning Meeting for NRX-101.

In late 2022 we confronted the challenges associated with recruiting suicidal patients in the traditional clinical trial site model.  We learned that the “suicidality state” is sufficiently transient that simply having trial sites offer our therapy to existing databases of known patients with bipolar disorder was both insufficient to attract sufficient numbers of patients to a clinical trial and overly prone to attracting participants seeking secondary gain. We implemented an artificial intelligence (“AI”) based national recruitment strategy designed to identify and recruit participants who are sincerely looking for the potential benefit offered by NRX-101. We paired this with a distributed clinical trial model developed by Science37, Inc., where traveling nurses are able to visit prospective clinical trial participants who are then treated by their own physicians, rather than relying on our ability to identify participants who live within traveling distance of a “bricks and mortar” study site. Thus, in order to achieve clinical trial feasibility for an enormously complex and potentially lethal disease, in 2023 we invented and demonstrated a new model of clinical trial recruitment and implementation.

Psychiatry trials succeed or fail based on a high degree of confidence that psychometric ratings are implemented in a reliable manner that is consistent from one study site to the next. An entire industry has emerged of third party rating companies that seek to achieve this consistency on behalf of sponsors. Unfortunately, the lag time between site-rating and central rating is inconsistent with achieving real-time quality control. Accordingly we developed in internal capability to review a study site rating within 24 hours, using an in-house team of master raters. The industry standard has traditionally allowed a 10% difference between site raters and third party rating companies as the standard for “concordance” and has allowed a 90% concordance rate between study sites and central raters.  We tightened that standard to allowing only 5% difference between site raters and central master raters and demonstrated that 94% concordance could be maintained, with the exception of one study site that was excluded from the study and replaced at the direction of our Independent Data Safety and Monitoring Committee early in the study (prior to any data unblinding) for failure to maintain rating quality.

We applied the above technologic infrastructure to our clinical trial of NRX-101 for the treatment of severe bipolar depression in patients with sub-acute suicidal ideation and behavior (“SSIB”), an indication we now call “Suicidal Treatment Resistant Bipolar Depression.” Between 700,000 and 1,000,000 Americans suffer from Suicidal Treatment Resistant Bipolar Depression and 25,000 – 50,000 kill themselves each year.  In March 2023, the independent Data Safety Monitoring Board (reviewed the patients enrolled and determined no futility signal, which means that they observed a potential numerical advantage of NRX-101 over comparator.

Based on the comments and guidance from the FDA in its recent Type B meeting regarding the registrational Acute Suicidality trial and a potentially broader indication, as well as the guidance it received from the DSMB regarding the ongoing Phase 2b/3 clinical study of NRX-101 for the treatment of severe bipolar depression in patients with SSIB, the Company is evaluating changes to its registrational program for NRX-101 and will seek to consolidate patients originally expected to enroll in the ASIB study into the currently enrolling Phase 2b/3 trial. This would potentially allow registration of NRX-101 for Suicidal Treatment-Resistant Bipolar Depression, regardless of the mechanism of stabilization.  With the FDA’s guidance to enroll patients for the acute (SPA) study in the outpatient setting only after stabilization, the design of this trial has effectively converged with the currently enrolling Phase 2b/3 trial; patients within both groups are deemed to have treatment resistant bipolar depression with suicidality.  This broader indication may also offer significant advantages in commercialization, while negating the need for a separate NDA for ketamine in Suicidal stabilization. We expect top-line data from this consolidated trial in the second quarter of 2024.

Lastly, the Company will also continue exploring early signal-finding studies in PTSD and chronic pain.

NRX-100

NRX-100 is racemic ketamine that is FDA-approved as a generic anesthetic. NRX-100 has shown efficacy in some clinical studies of depression and suicidality.12 In the Company’s STABIL-B Study, NRX-100 was used for the initial stabilization of patients with bipolar depression who were also acutely suicidal, prior to receiving NRX-101 or lurasidone. The Company has opened an Investigational New Drug (IND) file with the FDA for the purpose of developing ketamine as a rapid induction agent in the treatment of Severe Bipolar Depression with Acute Suicidal Ideation and Behavior. The FDA awarded Fast Track Designation to this use.

Although the Company did not initially plan to develop ketamine as a monotherapy for rapid treatment of suicidal depression, the FDA guided NRx to do so in January 2023. Because of the urgent need, the company elected to license data from several well-controlled, publicly funded clinical trials that had not been submitted to the FDA and to prepare those data in the rigorous patient-level electronic form that is required for FDA review of clinical trial data. These trials demonstrate clear benefit of ketamine over both placebo and active comparator (midazolam), as well as non-inferiority of ketamine to the standard of care electroconvulsive therapy. The Company similarly entered into a manufacturing contract with Nephron Pharmaceuticals (West Columbia, SC) to create a proprietary formulation of ketamine for commercial sale. The company expects to file a New Drug Application for ketamine through its HOPE Therapeutics division in 1H 2024 and to achieve a 2024 FDA review date (“PDUFA” date) of this application.

Zyesami (Aviptadil)

Between March 2020 and mid-2022, the Company engaged in the development of Aviptadil acetate (ZYESAMI®) for the treatment of respiratory failure in COVID-19 under a collaboration agreement signed with Relief Therapeutics Holdings, AG. ZYESAMI initially showed promise when administered intravenously to patients with acute respiratory failure and demonstrated a statistically significant 2-fold decrease in mortality when administered in a randomized, prospective clinical trial. Significant improvement in survival was demonstrated in a well-controlled multicenter trial.13 This finding was deemed “hypothesis generating” by the US FDA because mortality was the declared secondary endpoint of the clinical trial and the primary endpoint, recovery from respiratory failure, was deemed to be near (P=0.08) but not sufficiently significant to warrant Emergency Use Authorization. The study further documented immediate improvement in levels of blood oxygen and decrease in inflammatory cytokines, evidence of biological activity.

A subsequent large multicenter conducted by the US National Institutes of Health was halted for futility in May 2020. The NIH published report revealed that approximately 1/3 of participants who were randomized to receive Aviptadil were not fully treated at the NIH study sites. Because the trial only considered an intent to treat analysis, this failure to treat a large number of participants may have contributed to the finding of futility. In 2022, we suspended our efforts to develop the pharmaceutical product, Aviptadil acetate for all indications as part of an agreement with Relief Therapeutics, the original developer of Aviptadil.

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

Additional Potential Psychiatry Products

Our intellectual property estate enables us to pursue additional combinations of known molecules, including dextromethorphan, d-methadone, and other named NMDA antagonists. Most patients with depression have major depressive disorder (MDD). Additionally, PTSD is an area of high unmet need for which there are very few pharmacological treatment options. PTSD can also be associated with suicidality and depression, in particular severe PTSD. Whereas episodes of depression in bipolar disorder are episodic and tend to resolve in two to three months, depression is a chronic feature of MDD, and it can also be associated with PTSD. NRX-102, is a potential new product in which we expect to pair a fixed dose combination of DCS with Mirtazapine, a currently approved antidepressant. In the 2013 Phase 2 study, clinical data demonstrate the potential efficacy of DCS in combination with an SSRI antidepressant versus an SSRI antidepressant alone in treating patients with treatment resistant MDD. We expect to resume the exploratory preclinical development of NRX-102. Further, we have identified additional 5-HT2A antagonists that may be appropriately paired with DCS. We are also further guided by preclinical data disclosed in our patents and publications which demonstrates that DCS may inhibit the akathisia induced by SSRI antidepressants.

Existing clinical data have shown DCS to be a useful initial therapeutic agent with which to target the glycine site on the NMDA receptor. However, DCS has mixed agonist/antagonist effects and its antagonist properties are only manifest at high doses of DCS. We have identified other small molecule NMDA antagonists that are effective at lower doses and may be paired with 5-HT2A antagonists to yield a dual-targeted pro-drug. Accordingly, we plan to explore design initiatives to develop candidate prodrugs that will expand on the dual-targeted properties of NRX-101 and NRX-102.

NRX-201/202 will target bipolar depression and MDD/PTSD, respectively, and are anticipated to replace the DCS component of NRX-101/102 with a molecule that is more specifically targeted than DCS at the same glycine site target. Our patent portfolio includes issued and pending claims for many such dual-targeted combinations.

Background of the Portfolio

Our portfolio is based upon fundamental scientific discoveries of Daniel Javitt, MD, PhD, a Professor of Psychiatry at Columbia University and co-founder of NRx. In 1987, Daniel Javitt discovered the role of blocking the brain’s NMDA receptor (a molecule on the surface of brain cells) in producing psychosis. The discovery was made in the context of attempting to determine the molecular mechanism by which phencyclidine (angel dust: a once popular drug of abuse frequently added to cannabis) caused acute psychosis in a high proportion of users. Daniel Javitt discovered that phencyclidine exerted its psychotogenic action by blocking the NMDA receptor and devoted the balance of his subsequent career to studying the brain chemistry of schizophrenia, depression, and related disorders. Daniel Javitt is one of the most widely published scientists in molecular psychiatry.

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

NRx was founded in 2015 by Drs. Jonathan Javitt and Daniel Javitt to develop drugs that aim to treat psychiatric disorders based on the initial discovery of the phencyclidine binding site on the NMDA receptor and the role of NMDA antagonists in schizophrenia and experimental psychosis. Javitt subsequently discovered a synergistic effect when NMDA antagonists are combined with inhibitors of the brain’s 5-HT2A receptor (e.g., SSRI antidepressants and atypical antipsychotic drugs). This synergy has now been demonstrated in both laboratory rodent behavioral experiments and in multiple Phase 2 clinical trials and resulted in a Composition of Matter patent awarded in the U.S. and multiple foreign jurisdictions. Javitt subsequently observed that when patients with depression were treated with DCS, an NMDA antagonist, in combination with antidepressants, they manifested increased antidepressant effect, but did not exhibit the hallucinations and other NMDA effects previously reported with DCS. He further observed that DCS appeared to reduce some of the antidepressant side effects (akathisia) common to all known serotonin-targeted antidepressants.

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

NRX-101 for the Treatment of Acute Suicidal Ideation and Behavior (ASIB)

Background on the Indication

Bipolar disorder, formerly known as manic depressive disorder, is a well-established psychiatric diagnosis. According to the NIH, an estimated 2.8% of the US adult population had bipolar disorder in the past 12 months, and the lifetime prevalence is 4.4% of adults in the U.S. The risk of ASIB is uniquely high in patients during bipolar depressive episodes, compared to those with MDD, thought disorders, and personality disorders. Lifetime suicide behavior occurs in 25% to 56% of people with bipolar depression. It is possible that a significant portion of the approximately 48,000 deaths in 2021 from suicide in the U.S. were associated with bipolar depression. Substance abuse is high in this population and death due to drug overdoses are generally not counted as suicides. Furthermore, according to the CDC, the COVID-19 pandemic increased many of the risk factors for suicide. Patients with bipolar depression are 20-30 times more likely to attempt suicide than the general population. Some epidemiological study data suggests that over the course of 5 years, approximately 1 in 5 patients suffering from bipolar depression may attempt suicide or have serious thoughts about attempting suicide. The overall rate of death by suicide among bipolar patients is approximately 10 to 30-fold greater than that of the general population. Those who have attempted suicide are at significantly higher risk to experience another suicide attempt or die by suicide. Thus, ASIB in bipolar depression has uniquely lethal clinical characteristics.

Current Treatment Options for ASIB in Bipolar Depression

Despite its lethal characteristics, there are no approved pharmacologic treatments for patients with ASIB in bipolar depression. As a result, electroconvulsive therapy (ECT, colloquially known as “shock therapy” or “electroshock therapy”), often combined with inpatient psychiatric care, remains the only FDA-approved treatment for patients with ASIB in bipolar depression, despite ECT’s well-documented side effects that include memory loss and confusion, along with its high cost. In recent years, several combined D2/5-HT2a antagonists have been shown to have efficacy in treating bipolar depression (olanzapine/ fluoxetine combination, quetiapine, lurasidone, cariprazine, lumateperone) with treatment guidelines endorsing common use as first-line standard-of-care treatment in acute bipolar depression. While these medications are effective at reducing overall symptoms of depression, they do not specifically reduce suicidal ideation, and may potentially increase the risk of suicide. In the two bipolar depression registration studies of lurasidone14,15, individuals with active suicidal ideation were specifically excluded because of concerns regarding the possibility of exacerbating suicidality. Similarly, acutely suicidal patients are routinely excluded from clinical trials of other experimental anti-depressive agents. Thus, ASIB in bipolar depression represents a major unmet medical need that must frequently be treated with voluntary or involuntary hospitalization under highly supervised conditions and in some cases the use of ECT.

Whereas all approved drugs for depression act primarily through monoaminergic mechanisms, the serendipitous discovery that ketamine can have a rapid and profound effect on depression and suicidality led to the realization that the glutamate system and the N-methyl-D-aspartate receptor (“NMDAR”) may also play an important role in depression and suicidality. In our Phase 2b/study, acutely suicidal and depressed bipolar patients received a single low, i.e., subanesthetic dose of IV ketamine to determine clinical response.6 Patients who responded with an acute improvement of suicidality and depressive symptoms to ketamine (NRX-100 received NRX-101 orally twice daily for up to six weeks).

Rationale for NRX-101 in ASIB

NRX-101 is a fixed-dose combination oral capsule composed of DCS and lurasidone used to reduce acute suicidality symptoms in patients with bipolar depression.

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

Preclinical Observations

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

Early Clinical Results

High-dose (>500 mg) DCS was subsequently shown to reduce persistent depressive symptoms in patients with MDD who were depressed despite treatment with approved antidepressant agents. A slow DCS titration was used, with 250 mg/dX3 days, followed by 500 mg/d for 18 days (i.e., until end of week 3); followed by 750 mg/day for 1 week (i.e., until end of week 4), followed by 1000 mg/day (i.e., until end of study). In the study (Figure 2), significant beneficial effects were observed in 13 subjects vs. placebo control with SSRI-nonresponsive depressive symptoms. The improvements were manifest within two weeks and persisted throughout the six-week treatment period. These data suggest a >0.9 effect size. Statistical separation between groups was observed by end of week 4, i.e., within 1 week of initiation of a dose >500 mg/day. An unexpected finding of the study was that psychotomimetic effects of combined DCS and antidepressants were minimal, suggesting unexpected synergy between the two components of the treatment.

Lurasidone is an atypical antipsychotic with approval for the treatment of depressive episodes associated with bipolar I depression in adults and pediatric patients (10-17 years old) as a monotherapy and as an adjunctive therapy with lithium or valproate in adults. It is also approved for the treatment of schizophrenia in adults and patients 13-17 years of age.

DCS, when combined with Selective Serotonin Reuptake Inhibitor (“SSRI”) antidepressants in patients with treatment resistant depression, and when combined with atypical antipsychotics, in particular lurasidone, has shown separation from control and ability to maintain remission from suicidality and depression over 6 weeks with oral use (Figure 2).

Figure 2 Proportion of responders (≥50% improvement on 21-item Hamilton Depression Scale (HAMD) during 6 week adjuvant treatment with D-Cycloserine (N=13) and placebo (N=13) p=0.04. Source: Heresco-Levy et. al., 201316

Preclinical Safety

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

Figure 3 Rodent neurotoxicity study showing “Olney lesions” induced by the NMDAR channel blocker MK-801 (left). No significant neurotoxicity was observed for maximum nonlethal dose of 2000 mg/kg of NRX-101 (center) or for ketamine at 12.5 mg/kg followed by NRX-101 (right). Source: Figures 2,3,4 of Jordan et al., 20221

Direct channel-blocking NMDAR-targeted antidepressants have shown substantial propensity for addiction and abuse liability, a propensity that has not been seen with glycine site modulators. This propensity may be related to theories that have been advanced indicating that such agents also bind opiate receptors. DCS has also been investigated in a drug-abuse liability assay using intravenous self-administration. Both ketamine and S-ketamine are known to have significant abuse liability and support self-administration in rodents. Substantial abuse liability is also known in association with dextromethorphan. We conducted a rodent abuse liability study in which the relative abilities of ketamine, S-ketamine and DCS to support self-administration were investigated in animals trained to self-administer ketamine (Figure 4). As expected, both ketamine (gray bar) and S-ketamine (yellow bar) significantly replaced ketamine, consistent with high clinical abuse potential. DCS did not significantly replace ketamine in this assay, consistent with lack of reported clinical abuse despite >50 years of clinical use.

Figure 4 Number of self-administered infusions in different treatments groups. S-ketamine largely substituted for ketamine, meanwhile DCS did not show any sign of substitution for ketamine at any dose. (N = 12 per group; mean ± SEM; ns: not significant and ****: P < 0.0001 compared to ketamine treatment). Source: Sapko et al., 20232

Licensure of a US Patent to Support Use of NRX-101

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

As of December 31, 2023, the Company has recorded $0.2 million worth of expenses relating to the licensure of the patent recorded in research and development expense on the Consolidated Statements of Operations and Comprehensive Loss.

Should the Company succeed in serving 10% of the cUTI market, the Company believes that the potential royalty stream from NRX-101 has potential to exceed $1 billion annually.

Phase 2 Clinical Trial - Sequential Therapy (NRX-100 Followed by NRX-101) for the Treatment of Acute Suicidal Ideation and Behavior in Bipolar Depression: the STABIL-B Study

An initial study was conducted to confirm the selected dosing levels for DCS and lurasidone and evaluate the NRx Pharmaceuticals Sequential Therapy approach. The study enrolled patients with severe bipolar depression and acute suicidal ideation and behavior. Severe depressive symptoms are defined as a score of 30 or higher on the Bipolar Inventory of Symptoms Scale (“BISS”) derived MADRS score (“BDM”). Active suicidal intent with or without plan, but requiring hospitalization, was defined as a score of 4 or 5 using the Columbia Suicide Severity Rating Scale (“C-SSRS”). In Stage 1, all subjects received treatment with a blinded infusion of ketamine (0.5 mg/kg) or saline. Response to Stage 1 was defined as 25% improvement in BDM, and C-SSRS 3 or less. Responders to Stage 1 were entered into a 6-week double-blind comparison study of NRX-101 vs. lurasidone alone. The objective of the study was to demonstrate significant superiority of NRX-101 vs. lurasidone alone for maintenance of improvement and prevention of relapse following initial successful IV ketamine treatment.

Target doses were 950 mg for DCS and 66 mg for lurasidone. Both compounds were titrated upwards over the initial 5-days of treatment. Flexible dosing was permitted to allow dose reduction for side effects, or dose increases for agitation. The primary endpoint consisted of relative change in BDM score between NRX-101 and lurasidone. Secondary endpoints included suicidality, as reflect in both C-SSRS score and clinician-rated global suicidality impression score (“CGI-SS”) and relapse.

Stage 1: 22 subjects entered Stage 1. 17 were assigned to IV ketamine (NRX-100) and 5 to saline. All subjects showed significant response to treatment and entered into Stage 2. Stage 2 data were analyzed for the 17 subjects who responded to IV ketamine in Stage 1. These subjects were randomized to either NRX-101 (n=12) or lurasidone alone (n=5). Sequential treatment with ketamine/NRX-101 significantly reduced depression symptoms compared to sequential treatment with ketamine/lurasidone alone (P=0.032) in a last-observation carried forward (“LOCF”) analysis.6 In a parallel MMRM analysis, a statistical difference of P=0.09 was observed between groups. In addition, there were no relapses during NRX-101 treatment (0/12, 0%) vs. 2 relapses in the lurasidone alone group (2/5, 40%). The between-group significance level of P=0.0735 was not significant but showed feasibility of detecting a difference with larger samples given a similar response pattern.

In LOCF analyses of secondary endpoints, a significant between-group difference was also observed both for C-SSRS (P=0.02) and for CGI-SS (P=0.019). These findings suggest clinically noticeable between-group differences in liability for return of suicidality following initial ketamine treatment. Both effects were non-significant (P=0.11; P=0.15) on MMRM analysis.

Figure 5: (Graph) Primary Endpoint for those infused with ketamine vs. placebo in phase I (n=22) and those who responded to ketamine in phase I and were randomized in Phase 2 to receive either NRX-101 or lurasidone (n=17). Table depicts primary and secondary endpoints for those randomized in Phase 2 (n=17).; *, P<0.05. Source: Nierenberg et al., 20236

No significant treatment-related safety issues were observed in either group, and no deaths were reported in the study. Plasma DCS levels achieved during the study were within the range expected based on prior human PK studies.

This was the first clinical trial (to the Company’s knowledge) to demonstrate a decrease in both depression and suicidality with an antidepressant regimen. Upon presentation of the results was granted Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement (SPA). Based on these results, the Company commenced a pivotal Phase 2b/3 clinical trial under an FDA Special Protocol Agreement of our lead product candidate, NRX-101 in 2019 but suspended that trial in February 2020 because of the lockdown of study sites caused by the COVID pandemic. The encouraging results of the trial suggested a possible use of NRX-101 without prior administration of ketamine in patients with subacute suicidality being treated in the outpatient setting.

Phase 2b/3 Clinical Trial - A Randomized, Double-Blind Controlled Comparison of NRX-101 to Lurasidone for Adults with Bipolar Depression and Subacute Suicidal Ideation or Behavior

During the COVID pause we advanced the commercial manufacture of NRX-101, transferring the manufacture from China to the USA. The Company completed this transition in 2022 and generated clinical supplies of NRX-101 in 2023 using the expected commercial manufacturing process. In 2022 we initiated a Phase 2 trial of NRX-101 in patients with bipolar depression with SSIB. However, recruitment using traditional study site-based recruitment methods was inadequate to enroll study participants and in early 2023 the Company charged Zachary Javitt with designing and implementing an internet/AI-based national recruitment strategy.

In February 2023, we received feedback received from the FDA in a Type B meeting held on January 11, 2023. FDA guided the Company to broaden the overall clinical program of NRX-101 to include safety data that would enable the chronic/intermittent use of NRX-101, in accordance with the ICH requirements. ICH requirements should be 1500 patients in the short term, 300-600 patients for 6 months and at least 100 patients for 12 months. This could enable a pathway for the use of NRX-101 by a broader segment of the approximately 7 million individuals in the U.S. with Bipolar Disorder on a long-term basis.

Based on this feedback, the Company partnered with Alvogen and Lotus to plan a far larger phase 3 initiative than originally contemplated for a significantly larger patient market. The phase 2b/3 trial already in progress was reconfigured to an effect-size targeted trial. This study uses a more rapid titration schedule for DCS than was used in STABIL-B, which permits proposed therapeutic dosing levels to be obtained more rapidly. Otherwise, the study methodology remains similar. The objective of the study is to replicate findings from both the Kantrowitz et al., 201517 study (NMDA Antagonists in Bipolar Depression; NCT01833897) and the STABIL-B trial6 showing rapid remission of symptoms with a 6-week oral course of NRX-101 without prior use of ketamine. The primary hypotheses are that NRX-101 will be superior to lurasidone alone in establishing and maintaining remission from depression and suicidality, as reflected both in a significant between-group separation on depression and suicidality scores as rated by the MADRS and C-SSRS scales, and in prevention of clinician-rated relapse. In Q1 2024, the study met its target enrollment of 74 adult subjects randomized 1:1 to NRX-101 vs. lurasidone. The clinical protocol and statistical analysis plan for this trial are available on clinicaltrials.gov NCT NCT03396068 (https://storage.googleapis.com/ctgov2-large-docs/92/NCT03395392/Prot_SAP_000.pdf).

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

Data Safety Monitoring Board (DSMB) Review of Phase 2b/3 Clinical Trial NRX-101 for the Treatment of Severe Bipolar Depression and Subacute Suicidal Ideation or Behavior

In February 2023, the Company reported the recommendations of an independent Data Safety Monitoring Board (DSMB) which reviewed the safety findings of the first fifty enrolled participants in the Company’s Phase 2 clinical trial of NRX-101 for the treatment of severe bipolar depression and subacute suicidal ideation or behavior (www.clinicaltrials.gov NCT NCT03395392). Based on a safety analysis of the first 50 enrolled patients, the DSMB recommended that enrollment in the trial continue as planned and identified no drug-related Serious Adverse Events or other safety issues of concern.

In March 2023, the Company reported the recommendations of the DSMB which reviewed the initial efficacy findings for the enrolled participants in the Company’s Phase 2 clinical trial of NRX-101 for the treatment of severe bipolar depression and subacute suicidal ideation or behavior. The DSMB found no futility signal at this stage of the trial and the DSMB recommended that enrollment in the trial continue as planned.   According to the study's statistical analysis plan, the

failure to identify futility requires that a numerical advantage of the investigational drug relative to the comparator treatment must be observed by the DSMB. The DSMB will continue to monitor safety and efficacy in the trial.

Data Integrity Monitoring in Psychiatric Clinical Trials

Psychiatric clinical trials commonly include psychometric instruments as endpoints. Interrater reliability (IRR), which  is the concordance between two or more raters on the same instrument in the same patient, must be satisfactorily high or signal detection and statistical power will be diminished, potentially leading to failed trials.18 Poor IRR in clinician-administered rating scales has many sources including a lack of adherence to structured and semi-structured interviews, rater scoring differences, inconsistent interview duration, poor interview quality, and rater bias.19,20 NRx pursued a unique approach to ensure IRR. Our novel patient rating system is an a priori-defined, protocol-specific, data-driven method to optimize psychometric training, data validity and reliability across each site rating. In this system, the Sponsor employs expert raters with extensive experience in training, conducting, and analyzing the clinician-rated scale of interest. In this patient rating system, these Rater Program Managers (RPMs) work closely with the clinical operations team to select suitable clinical trial sites, document site rater qualifications and training, and confirm that all data management conforms to the Study Protocol and GDP & GCP guidelines. Most importantly, RPMs review the site raters’ psychometric assessments within 24 to 48 hours to identify discordance and provide corrective feedback according to defined adjudication processes, as needed.

This unique approach was highly successful in the Phase 2b/3 clinical trial “NRX101 for Suicidal Treatment Resistant Bipolar Depression” (ClinicalTrials.gov Identifier: NCT03395392). While it has been proposed that a spread of one standard deviation (6 points) on the Montgomery-Åsberg Depression Rating Scale (MADRS) is acceptable, we chose a more stringent 3-point concordance. In a sample of 236 ratings (58 patients), IRR between site ratings and blinded independent RPM ratings was 94.49% (223/236) using this 3-point cutoff. The absolute mean difference in MADRS rating pairs was 1.77 points (95% CI: 1.58-1.95). The intraclass correlation was 0.984 and an eta2 = 0.992 (F = 124.35, p < 0.0001). This exceptionally high concordance rate demonstrates the feasibility and value of in-house expert rater monitoring of site rater assessments.

NRX-101 for the Treatment of Depression and Other Symptoms of Post-Traumatic Stress Disorder

Post-traumatic stress disorder (PTSD) affects 13 million Americans and 5 of every 100 adults in the US has PTSD in any given year.21 PTSD is frequently accompanied by Depression.  However, the hallmark of PTSD is recurrent memories of the traumatic event, often called “flashbacks,” that may lead to avoidance behavior, negative thoughts, hyperarousal, and suicidal ideation.  Although there are several serotonin-targeted medicines that are indicated for use in PTSD, no serotonin-targeted antidepressant has demonstrated an effect in extinction of fear memory in patients. Recently, Sala and coworkers demonstrated the extinction of fear memory in a rodent model of PTSD.22  The same rodent model was implemented by NRx to study the effects of NRX-101 on fear memory extinction.

Figure 6: Effect of DCS (dark blue) and NRX-101 (light blue) in extinction of Fear Memory in the WKY rodent model.

Data on File, NRx Pharmaceuticals, Inc.

A small clinical trial was conducted by de Kleine and coworkers in which a low dose of DCS (50 mg/day) demonstrated an augmentation of response to psychotherapy for PTSD (Figure 7).23 In a related editorial, Krystal suggested, “some provocative findings suggest that when fear extinction takes place during D-cycloserine administration, usual forms of neuroplasticity are enhanced and additional forms of neuroplasticity are recruited that may enhance extinction and protect against reinstatement.24 Authors of a 2017 meta-analysis of 7 clinical trials of DCS for PTSD, 2 trials comparing DCS with placebo as add-on treatment to ongoing stable pharmacotherapy and 5 trials that compared DCS with placebo given prior to exposure therapy, stated that “D-cycloserine might have a role in augmentation of exposure therapy.”25

Figure 7 Estimated model means for self-reported posttraumatic stress disorder symptom scores (Posttraumatic Stress Symptom Scale—Self Report; PSS-SR) per completed session for the completer subgroups, with errors bars indicating standard errors. DCS, D-cycloserine. Source: de Kleine, et. al. 201223

Javitt demonstrated in animal models that for DCS to maximize its effect on fear memory, plasma dosages in excess of 25µg/mL, must be achieved, which represents an oral dose in excess of 500mg/day. As noted in US patent 10881665B2, low dose DCS did not demonstrate a beneficial effect on fear memory (freezing behavior), while a dose of DCS sufficient to reach this plasma threshold did produce a significant reduction in freezing behavior.

The Company’s 2022 completion of phase 3/commercial-scale NRX-101 manufacturing enables clinical trials of NRX-101 for the treatment of PTSD under FDA Good Clinical Practices.

NRX-101 for the Treatment of Chronic Pain

Chronic pain is commonly defined as pain that lasts beyond 3 months and extends past normal tissue healing time. Between 18% and 34% of Americans are believed to suffer from chronic pain.26  The use of opiates to treat chronic pain has led to a national crisis resulting in widespread addiction and death. Few alternatives to opiates have emerged that both treat chronic pain and potentially decrease craving for opiates among chronic pain sufferers. Recent epidemiologic studies indicate that Chronic Back Pain is the leading cause of disability in the US and the seventh leading cause worldwide.27

Various non-clinical studies have suggested that NMDA antagonist drugs may be useful in treating animal pain models. Intravenous ketamine has been widely used off-label to treat chronic pain at doses similar to those used in depression studies. A meta-analysis of 7 studies representing 94 participants demonstrated a consistent improvement in pain score but a consistent finding of nausea and psychomimetic effects associated with ketamine administration.28

A pilot study of D-cycloserine in the treatment of chronic pain was undertaken by Schnitzer and coworkers in patients with chronic low back pain.29 The study randomized 41 participants to a placebo-controlled dose-escalation study of 100mg, 200mg, and 400mg (each dose for two weeks) vs. placebo. The primary outcome measure was back pain intensity on a 1-10 numeric rating scale. The study was deemed not to have met its primary endpoint to detect a difference between DCS and placebo over 6 weeks. However, post-hoc analysis demonstrates a significant difference between baseline and six weeks (P<0.01), which is the point in time that the 400mg DCS dose was reached. (see figure 8)

Figure 8: Back pain intensity ratings over a six- week, dose escalating, placebo or DCS treatment in CBP. (a) Across subject average back pain, assessed on the primary outcome measure of 0–10 numeric rating scale. (b) Within subject change in pain, relative to baseline, using the 0–10 numeric rating scale. Error bars are SEMs. Source Schnitzer 2016.29

Although the authors expressed the post-hoc clinical effect in terms of time from baseline, the observation that DCS did not demonstrate an NMDA-antagonist effect until the critical threshold documented in the NRx patent portfolio was reached is consistent with our understanding of the DCS mechanism of action. In 2024 the Company may initiate a pilot study in the treatment of chronic pain using NRX-101 at daily dosages that exceed 500mg/day of DCS. The Company’s 2022 completion of phase 3/commercial-scale NRX-101 manufacturing enables clinical trials of NRX-101 for the treatment of chronic pain under FDA Good Clinical Practices.

NRX-101 for the Treatment of Complicated Urinary Tract Infection and Acute Pyelonephritis

D-Cycloserine (DCS) is a broad-spectrum antibiotic that is currently FDA-approved to treat pulmonary or extrapulmonary tuberculosis disease and urinary tract infection (UTI).30 The drug inhibits two sequential enzymes in the bacterial cell wall peptidoglycan biosynthetic pathway, alanine racemase and D-Ala-D-Ala ligase.31 DCS also antagonizes a third bacterial enzyme, D-amino acid dehydrogenase.32 DCS is bactericidal or bacteriostatic depending on the concentration or microorganism of interest. Since DCS is mostly excreted unchanged by the kidney, the drug reaches substantial levels in the urine. Indeed, DCS was used to treat various types of infections in the 1950s and 60s, including UTI, with numerous reports showing its clinical efficacy.33-36 The use of DCS as an antibiotic for the treatment of UTI fell out of favor in the 1970s, however, due to its potential to cause CNS side effects.

The incidence of multi-drug-resistant urinary tract pathogens is outpacing the development of new antimicrobial agents. Only 17 new systemic antibiotics and 1 related biologic have been approved by the FDA between 2010 and 2022, and very few antibiotics are in clinical development.37 This has forced a renewed interest in older antimicrobial drugs. The addition of lurasidone should permit DCS to be administered at dosages that would permit bactericidal action in the urinary tract with dose-limiting side-effects.

NRx tested DCS and NRX-101 (DCS + lurasidone) against various urinary tract pathogens including several multidrug resistant strains. DCS showed activity against all bacterial isolates tested (Table 1) with minimal inhibitory concentrations (MICs) below levels that can be achieved in the urine. As expected, lurasidone alone had no antibacterial activity, nor did it interfere with the antibacterial activity of DCS. Based on these results, the US Food and Drug Administration has awarded Qualified Infectious Disease Product and Fast Track Designation to NRX-101 for the treatment of complicated UTI including acute pyelonephritis.

Table 1. Minimum Inhibitory Concentrations of DCS and Lurasidone in Cation-Adjusted Mueller Hinton Broth

Strain	Reference Antibiotic (μg/mL)	Lurasidone (μg/mL)	DCS (μg/mL)	DCS + Lurasidone (μg/mL)
E. coli 35218	2[a]	>142.3	32	32
E. coli 25922	1[a]	>142.3	32	32
E. coli 700928	2-4[a]	>142.3	32	8
E. coli 700336	2[a]	>142.3	32	32
E. coli 2469	0.03-0.062[b]	>142.3	64-128	32
E. coli Xen 16	1[a]	>142.3	64	32
P. aeruginosa PA01	1[c]	>142.3	256	128
P. aeruginosa 27853	0.5[c]	>142.3	256	128
P. aeruginosa Xen 41	0.5[c]	>142.3	128	64
P. aeruginosa BAA 3105	64[c]	>142.3	128	128
K. pneumoniae 1705	1[a]	>142.3	128	128
A. baumannii 19606	32[a]	No growth	512	256
A. baumannii 1605	64[d]	>142.3	512	1024

a, Gentamicin; b, Colistin; c, Tobramycin; d, Ciprofloxacin

NRX-100 (ketamine) – Development under HOPE Therapeutics

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

The Company has undertaken to assemble a New Drug Application for use of Ketamine in suicidal depression, based on existing clinical trials conducted under government auspices that the Company and its regulatory counsel believe constitute evidence of safety and efficacy in “adequately-controlled studies” required for drug approval. The Company has executed licenses to use the underlying data from those trials with Columbia University and with a consortium of 8 French Government-owned psychiatric hospitals.

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

Figure 9: Suicidal ideation severity during a randomized trial of sub-anesthetic intravenous ketamine or midazolam control infusion in bipolar depressed participants with clinically significant suicidal thoughts. The figure depicts change in severity measured using the Beck Scale for Suicidal Ideation (SSI) from baseline to 24 hours after infusion. Error bars represent ± one standard error of the mean (SEM). Source Grunebaum 20179

A randomized, controlled multicenter trial was conducted at 8 French hospitals by Abbar and coworkers.8 Participants with acute suicidal ideation associated with bipolar depression, major depressive disorder, and other disorders were randomized to receive either ketamine or placebo infusion. Overall, the study demonstrated that 63% of ketamine-infused participants vs. 31% of placebo-infused participants achieved remission from suicidal ideation at day 3 (P<.01). However, the finding was most pronounced for the subset of participants with bipolar depression (85% vs. 28%; P<.001) with an Odds Ratio of 14 for ketamine vs. placebo.

Summary of results from multicenter trial of ketamine vs. placebo in hospitalized patients with suicidal depression. The overall odds ratio of 3.7 (P<0.001) was largely driven by the 14 fold increased odds of remission from suicidal ideation seen among the subgroup with bipolar depression (P<.001). Source: Abbar 2022.8

A randomized prospective open-label trial was conducted to determine the efficacy of ketamine versus that of electroconvulsive (electroshock) therapy for suicidal ideation in bipolar depression. In addition to providing a basis for developing ketamine as an induction drug for treatment of suicidal ideation in bipolar depression, the above clinical findings provide important clinical support for the use of NMDA-antagonist drugs in the treatment of this condition.

References

1.

Jordan W, Sapko MT, Siegel R, Javitt J. NRX-101, a Rapid-Acting Anti-Depressant, Does Not Cause Neurotoxicity Following Ketamine Administration in Preclinical Models. Int J Toxicol. 2023;42(5):379-385. 10.1177/10915818231176971

2.

Sapko MT, Hanania T, Chang Q, Javitt JC. D-cycloserine is not susceptible to self-administration using an intravenous self-administration model in male ketamine-habituated Sprague-Dawley rats. Pharmacol Biochem Behav. 2023;227-228:173586. 10.1016/j.pbb.2023.173586

3.

Sapko MT, Manyak M, Panicucci R, Javitt JC. NRX-101 (D-Cycloserine+ Lurasidone), a Qualified Infectious Disease Product, is Active Against Drug-Resistant Urinary Pathogens In Vitro. bioRxiv. 2024:2024.2001. 2014.575572.

4.	Javitt J, Sapko M. D-Cycloserine for the Treatment of Chronic Pain. Authorea Preprints. 2023. 10.22541/au.169175897.70619502/v2
5.	Korczykowski M, Sapko M, Colesare C, Sharpe I, Lavin P, Javitt J. Real Time Quality Assurance of Depression Ratings in Psychiatric Clinical Trials. Available at SSRN 4537055. 2023.
6.

Nierenberg A, Lavin P, Javitt DC, et al. NRX-101 (D-cycloserine plus lurasidone) vs. lurasidone for the maintenance of initial stabilization after ketamine in patients with severe bipolar depression with acute suicidal ideation and behavior: a randomized prospective phase 2 trial. Int J Bipolar Disord. 2023;11(1):28. 10.1186/s40345-023-00308-5

7.

Chen MH, Cheng CM, Gueorguieva R, et al. Maintenance of antidepressant and antisuicidal effects by D-cycloserine among patients with treatment-resistant depression who responded to low-dose ketamine infusion: a double-blind randomized placebo-control study. Neuropsychopharmacology. 2019;44(12):2112-2118. 10.1038/s41386-019-0480-y

8.	Abbar M, Demattei C, El-Hage W, et al. Ketamine for the acute treatment of severe suicidal ideation: double blind, randomised placebo controlled trial. BMJ. 2022;376:e067194. 10.1136/bmj-2021-067194
9.

Grunebaum MF, Ellis SP, Keilp JG, et al. Ketamine versus midazolam in bipolar depression with suicidal thoughts: A pilot midazolam-controlled randomized clinical trial. Bipolar Disord. 2017;19(3):176-183. 10.1111/bdi.12487

10.

Jordan W, Sapko MT, Siegel R, Javitt J. NRX-101, a Rapid-Acting Anti-Depressant, Does Not Cause Neurotoxicity Following Ketamine Administration in Preclinical Models. International Journal of Toxicology. 2023:10915818231176971.

11.

Hood WF, Compton RP, Monahan JB. D-cycloserine: a ligand for the N-methyl-D-aspartate coupled glycine receptor has partial agonist characteristics. Neurosci Lett. 1989;98(1):91-95. 10.1016/0304-3940(89)90379-0

12.	Jollant F, Colle R, Nguyen TML, et al. Ketamine and esketamine in suicidal thoughts and behaviors: a systematic review. Ther Adv Psychopharmacol. 2023;13:20451253231151327. 10.1177/20451253231151327
13.

Youssef JG, Lavin P, Schoenfeld DA, et al. The Use of IV Vasoactive Intestinal Peptide (Aviptadil) in Patients With Critical COVID-19 Respiratory Failure: Results of a 60-Day Randomized Controlled Trial. Crit Care Med. 2022;50(11):1545-1554. 10.1097/CCM.0000000000005660

14.

Loebel A, Cucchiaro J, Silva R, et al. Lurasidone monotherapy in the treatment of bipolar I depression: a randomized, double-blind, placebo-controlled study. Am J Psychiatry. 2014;171(2):160-168. 10.1176/appi.ajp.2013.13070984

15.

Loebel A, Cucchiaro J, Silva R, et al. Lurasidone as adjunctive therapy with lithium or valproate for the treatment of bipolar I depression: a randomized, double-blind, placebo-controlled study. Am J Psychiatry. 2014;171(2):169-177. 10.1176/appi.ajp.2013.13070985

16.

Heresco-Levy U, Gelfin G, Bloch B, et al. A randomized add-on trial of high-dose D-cycloserine for treatment-resistant depression. Int J Neuropsychopharmacol. 2013;16(3):501-506. 10.1017/S1461145712000910

17.	Kantrowitz JT, Halberstam B, Gangwisch J. Single-dose ketamine followed by daily D-Cycloserine in treatment-resistant bipolar depression. J Clin Psychiatry. 2015;76(6):737-738. 10.4088/JCP.14l09527
18.

Muller MJ, Szegedi A. Effects of interrater reliability of psychopathologic assessment on power and sample size calculations in clinical trials. J Clin Psychopharmacol. 2002;22(3):318-325. 10.1097/00004714-200206000-00013

19.	Kobak KA, Brown B, Sharp I, et al. Sources of unreliability in depression ratings. J Clin Psychopharmacol. 2009;29(1):82-85. 10.1097/JCP.0b013e318192e4d7

20.

Kobak KA, Kane JM, Thase ME, Nierenberg AA. Why do clinical trials fail? The problem of measurement error in clinical trials: time to test new paradigms? J Clin Psychopharmacol. 2007;27(1):1-5. 10.1097/JCP.0b013e31802eb4b7

21.

PTSD: National Center for PTSD; U.S. Department of Veterans Affairs. How Common Is PTSD in Adults? https://www.ptsd.va.gov/understand/common/common_adults.asp#:~:text=About%205%20out%20of%20every,some%20point%20in%20their%20life. Accessed March 17, 2024.

22.

Sala N, Paoli C, Bonifacino T, et al. Acute Ketamine Facilitates Fear Memory Extinction in a Rat Model of PTSD Along With Restoring Glutamatergic Alterations and Dendritic Atrophy in the Prefrontal Cortex. Front Pharmacol. 2022;13:759626. 10.3389/fphar.2022.759626

23.

de Kleine RA, Hendriks GJ, Kusters WJ, Broekman TG, van Minnen A. A randomized placebo-controlled trial of D-cycloserine to enhance exposure therapy for posttraumatic stress disorder. Biol Psychiatry. 2012;71(11):962-968. 10.1016/j.biopsych.2012.02.033

24.

Krystal JH. Enhancing prolonged exposure therapy for posttraumatic stress disorder with D-cycloserine: further support for treatments that promote experience-dependent neuroplasticity. Biol Psychiatry. 2012;71(11):932-934. 10.1016/j.biopsych.2012.03.031

25.	Baker JF, Cates ME, Luthin DR. D-cycloserine in the treatment of posttraumatic stress disorder. Ment Health Clin. 2017;7(2):88-94. 10.9740/mhc.2017.03.088
26.	Yong RJ, Mullins PM, Bhattacharyya N. Prevalence of chronic pain among adults in the United States. Pain. 2022;163(2):e328-e332. 10.1097/j.pain.0000000000002291
27.	Murray CJ, Lopez AD. Measuring the global burden of disease. N Engl J Med. 2013;369(5):448-457. 10.1056/NEJMra1201534
28.

Orhurhu V, Orhurhu MS, Bhatia A, Cohen SP. Ketamine Infusions for Chronic Pain: A Systematic Review and Meta-analysis of Randomized Controlled Trials. Anesth Analg. 2019;129(1):241-254. 10.1213/ANE.0000000000004185

29.

Schnitzer TJ, Torbey S, Herrmann K, Kaushal G, Yeasted R, Vania Apkarian A. A randomized placebo-controlled pilot study of the efficacy and safety of D-cycloserine in people with chronic back pain. Mol Pain. 2016;12:1744806916678627. 10.1177/1744806916678627

30.	Parsolex GMP. Seromycin (cycloserine capsules) [package insert]. Parsolex GMP Center, Inc., West Lafayette, IN. 2023.
31.

Neuhaus FC, Lynch JL. The Enzymatic Synthesis of D-Alanyl-D-Alanine. 3. On the Inhibition of D-Alanyl-D-Alanine Synthetase by the Antibiotic D-Cycloserine. Biochemistry. 1964;3(4):471-480. 10.1021/bi00892a001

32.	Baisa G, Stabo NJ, Welch RA. Characterization of Escherichia coli D-cycloserine transport and resistant mutants. J Bacteriol. 2013;195(7):1389-1399. 10.1128/JB.01598-12
33.	Fairbrother RW, Garrett G. Treatment of urinary infections with cycloserine. Br Med J. 1960;2(5207):1191-1194. 10.1136/bmj.2.5207.1191
34.	Landes RR, Lyon EW, Burch JF, Davila JM. Cycloserine in the treatment of acute urinary infections. J Urol. 1960;83:490-492. 10.1016/S0022-5347(17)65743-4
35.	Herrold RD, Boand AV, Kamp M. The treatment of stubborn urinary infections with a new antibiotic: cycloserine. Antibiotic Med Clin Ther (New York). 1955;1(12):665-668.
36.	Kubik MM, Datta K. Cycloserine in the treatment of urinary infection. Br J Urol. 1961;33(3):267-270. 10.1111/j.1464-410x.1961.tb11613.x
37.	Chahine EB, Dougherty JA, Thornby KA, Guirguis EH. Antibiotic Approvals in the Last Decade: Are We Keeping Up With Resistance? Ann Pharmacother. 2022;56(4):441-462. 10.1177/10600280211031390

Summary of NRx Material In-licensing Obligations

NRX-100/101

Development and License Agreement (“Glytech DLA”)

The Company was founded based upon a development agreement with Glytech, a Company founded by Daniel Javitt. The initial Glytech development agreement was signed on August 6, 2015, and subsequently amended on May 2, 2016,

October 19, 2016, June 13, 2018, April 16, 2019, December 31, 2020, August 6, 2022, November 6, 2022 and January 31, 2023.

The License

Pursuant to the Glytech DLA, Glytech granted to NeuroRx an irrevocable, perpetual, exclusive (even as to Glytech) royalty-free license, with the right to sublicense, to use the Licensed Technology (as defined below) to develop, manufacture and offer for sale drug products for the treatment of depression and suicide associated with bipolar disorder in humans, including all products containing (a) DCS (including metabolites and structural variants thereof) combined with an antidepressant agent or an antipsychotic agent (including but not limited to lurasidone), or (b) DCS (including metabolites and structural variants thereof) for treatment of all types of bipolar, depressive and/or anxiety disorders and/or symptoms thereof. The key composition of matter patent (U.S. Patent No. 10,583,138) that supports NRx was assigned to us by Glytech in January 2021 and is no longer the subject of a license grant under the Glytech DLA; and (2) Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology (as defined below) which are not essential for the manufacture or sale of NRX-101 to NRx for no additional consideration at any time upon receipt of written notice from us if, on or prior to March 31, 2024, (i) the value of the Glytech equity holdings in NRx (the “Glytech Equity”) has an aggregate value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days). The Company is working with Glytech to extend this option.

Glytech also agreed to transfer and assign the Licensed Technology and the Excluded Technology to us for no additional consideration simultaneously with the closing of a merger, acquisition or other transaction involving NRx, where, as a result of such transaction, Glytech receives at the closing thereof, by virtue of its status as a stockholder of NRx, at least $50 million in cash proceeds.

As used in this section of the Glytech DLA, the term “Aggregate Liquidity Value” for any given date means the sum of each trading day’s Daily Liquidity Value during the Eligible Measurement Period applicable for such date, and “Daily Liquidity Value” for any particular trading date means the aggregate proceeds Glytech would receive if it sold that number of shares of Glytech Equity on such trading date equal to 5% of the total number of shares of Common Stock or successor stock sold on such trading date. “Licensed Technology” means the patent rights and know how that disclose, describe or claim subject matter relating to use of DCS in combination with one or more antidepressants or one or more atypical antipsychotics (e.g., lurasidone) that are controlled by Glytech or its affiliates. “Excluded Technology” means any other patent right and knowhow owned by Glytech that does not relate specifically to compositions containing either DCS or lurasidone. Regardless of the option, NRx has the intellectual property necessary to perform it’s business as currently anticipated.

NRx Obligations

The Glytech DLA imposes certain obligations on NRx in connection with maintaining the Glytech License, which include:

●	NRx is required to pay to Glytech a fixed annual support payment in the amount of $250,000 per year and to reimburse reasonable, documented travel expenses not exceeding $50,000 per year to support travel to meetings related to patent prosecutions.
●	NRx has assumed responsibility for the payment of ongoing patent prosecution costs and related costs required to perfect the Licensed Technology and related intellectual property rights.
●	Prior to the assignment of the Licensed Technology and Excluded Technology by Glytech to NRx (such date, the “Assignment Date”), NRx is required to pay or reimburse Glytech for the full costs of defending any patent rights included in the Licensed Technology and Excluded Technology.

●	Prior to the Assignment Date, NRx has an obligation to institute, prosecute and control any action or proceeding with respect to any suspected or actual infringement or misappropriation by a third party of any Licensed Technology and Excluded Technology at its own expense. After the Assignment Date, NRx will be the owner of the Licensed Technology and the Excluded Technology, and as such will have full discretion in the institution and prosecution of any infringement action involving the Licensed Technology and the Excluded Technology.
●	NRx has agreed to indemnify Glytech and certain related parties from and against any liability or expense (including attorneys’ fees) resulting from suits or claims by any third party arising out of (i) NRx’s, or its permitted sublicensee’s, sale or experimental use of products developed from any advice or assistance provided by Glytech hereunder; or (ii) the death of or injury to any person or any damage to property, arising from the development, manufacture, marketing, sale or use of any product developed from the Licensed Technology. NRx’s obligation to indemnify Glytech does not apply to any losses arising from the gross negligence or willful misconduct of Glytech or its related parties or any breach by Glytech of the Glytech DLA.

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

Other Obligations

The SHMH License Agreement imposes certain other obligations on us, including:

●	The use of commercially reasonable efforts to develop, test, manufacture, obtain regulatory approval for and actively market at least one product using the Licensed Patents.
●	The indemnification of SHMH and certain of its affiliates against any claims, proceedings, and liabilities, including legal expenses, resulting from any third-party claims arising from (i) the development, manufacture, marketing, sale or use of Licensed Products or (ii) arising from any material breach of the SHMH License Agreement. The indemnification obligation does not apply to the extent of the gross negligence or misconduct of SHMH or its affiliates.

●	The maintenance at Company expense of clinical trial and general commercial liability insurance in amounts not less than $1 million per occurrence/aggregate of $3 million for death or personal injury and $1 million per occurrence/aggregate of $3 million for property damage, with SHMH named as an additional insured under such policies.
●	Record keeping and reporting requirements.

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

NRx Patent Portfolio

I.	Glytech-licensed Patents/Patent Applications

n
Jurisdiction	Patent/Appl. No.	Status/Notes
USA	9,737,531	Granted
USA	9,486,453	Granted
USA	10,660,887	Granted
European Patent Convention	EP 2 872 139	Granted; validated in France, Germany, Ireland, Italy, Netherlands, Poland, Portugal, Spain, Great Britain
European Patent Convention	EP 3 263 108	Granted; validated in France, Germany, Ireland, Italy, Netherlands, Poland, Portugal, Spain, Great Britain
Japan	JP 6416762	Granted
Australia	AU 2013288827	Granted
Australia	AU 2018203371	Granted
China	CN 104507477	Granted
China	CN 107875389	Granted
USA	16/166,101	Pending
Israel	IL 271371	Pending
USA	US 11,576,911	Granted
European Patent Convention	EP 18731195.6	Pending
Japan	JP 7305560	Granted
Japan	JP 2023-105697	Pending
Canada	CA 3,067,162	Pending
Australia	AU 2018284335	Pending
Brazil	BR 11 2019 026449 3	Pending
Mexico	MX/393,950	Granted
South Korea	KR 10-2609676	Granted
South Africa	ZA 2019/08616	Granted
New Zealand	NZ 760542	Pending
New Zealand	NZ 799961	Pending
Israel	IL 270916	Pending
USA	17/586,828	Pending
Japan	JP 7308761	Granted
Canada	CA 3,064,846	Pending
Australia	AU 2018274767	Pending
Brazil	BR 11 2019 024802-1	Pending
Mexico	394,875	Granted
South Korea	10-2608479	Granted
South Africa	ZA 2019/08617	Granted
New Zealand	NZ 760544	Pending

II.	SHMH-licensed Patents and Patent Applications

Jurisdiction	Patent/Appl. No.	Status/Notes
USA	9,789,093	Granted
Europe	EP 2 670 409	Granted; validated in Switzerland, Germany, Spain, France, Great Britain, Ireland, Italy, Netherlands
USA	17/502,606	Pending
USA	11,013,721	Granted
Canada	CA 2,826,180	Granted
Israel	IL 227611	Granted

III.	NeuroRx-owned Patents and Patent Applications

Jurisdiction	Patent/Appl. No.	Status/Notes
USA	10,583,138	Granted

Manufacturing Agreements

In 2022, the Company has entered into a manufacturing agreement with Alcami for the manufacturing of NRX-101. This enabled the technology transfer of manufacturing processes previously done in China to the U.S. In October of 2022 the Company submitted a Module 3 IND amendment to the FDA, allowing it to manufacture clinical supplies in the U.S.

In December 2022, as part of our agreement with Relief Therapeutics we transferred all manufacturing rights and know-how that we acquired for ZYESAMI (aviptadil) to Relief, including our collaborations with Nephron Pharmaceuticals and Alcami as contract manufacturers, and with the Polypeptide Group as a supplier of active pharmaceutical ingredient (“API”). This technology transfer does not affect our ability to contract with Alcami and Nephron for other purposes.

In 2023, the Company entered into a development and manufacturing agreement with Nephron Pharmaceuticals, Inc. for the manufacture of ketamine HCl (NRX-100, HTX-100) that the Company intends to distribute via its HOPE Therapeutics franchise. Manufacture will initially consist of the generic formulation of ketamine in a novel diversion-resistant presentation. Under the development portion of the agreement the Company intends to develop a pH-balanced new formulation of ketamine that will be suitable for subcutaneous use and that may be suitable for oral administration with predictable systemic absorption.

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

The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
●	submission to the FDA of an IND application which must become effective before human clinical trials may begin;
●	approval by local or central IRBs who are charged with protecting safety of research subjects before each clinical trial may be initiated;
●	performance of human studies that meet the legal standard of “adequate and well-controlled clinical trials”, in accordance with cGCP and other regulations in order to establish the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of selected clinical trial sites to determine GCP compliance;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with GMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA.

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

Human clinical trials are typically conducted in three sequential Phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. In Phase 2, the drug typically is administered through well-controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product. Furthermore, depending on the expected use of a drug (e.g., acute, intermittent, chronic), regulatory requirements may include a safety database that goes beyond the number of subjects in the efficacy studies.

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

Progress reports and other summary information detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if certain unexpected Serious Adverse Events occur or other significant safety information is found. Phase I, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or the trial is not being conducted in accordance with the applicable regulatory requirements or the protocol. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (DSMB) or data monitoring committee (DMC). This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Implications for NRX-100/101

In the case of NRX-100/101, the FDA has agreed with us in writing that the investigational product meets the standards for a 505.b.2 (commonly called drug-repurposing) pathway, whereby the extensive safety literature regarding the individual components of NRX-101 may be cited in lieu of repeating various preclinical and Phase I clinical studies.

Because of examples in recent years where sponsors have received Complete Response Letters based on lack of agreement with the FDA regarding the research path required for NDA submission, we worked collaboratively with the FDA for one year in order to negotiate a Special Protocol Agreement (“SPA”) that would govern the development of NRX-101 and would define the Phase 2I trial required for the target indication., should the clinical trial be successful. This SPA was issued to us in April 2018 and defines the single clinical trial required for submission of NRX-101 for treatment of bipolar depression with acute suicidal ideation or behavior. In addition to the defined requirements in the SPA, FDA may require additional clinical safety data, especially if the use of the drug could be intermittent or chronic/intermittent as deemed by the FDA. As mentioned before, we recently received written guidance from the FDA that the Company is evaluating.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, Warning Letters or Untitled Letters, holds or termination of post-approval clinical trials or FDA debarment;
●	delay or refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	regulatory authority, including the FDA, issued safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such products;
●	mandated modifications to promotional material or issuance of corrective information;

●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties, including imprisonment, disgorgement and restitution, as well as consent decrees, corporate integrity agreements, deferred prosecution agreements and exclusion from federal healthcare programs.

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

The ANDA or 505(b)(2) NDA applicant is required to provide a certification to the FDA in the product application concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable, or will not be infringed by the new product.

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

National authorization procedures

There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.
●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

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

Risk Factors Summary

•	We have a limited operating history upon which to base an investment decision.

•	We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

•

We need to raise additional capital to operate our business. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue as a going concern or complete our product development.

•	NRX-101 is still Phase 2/3 in clinical testing and we cannot predict with any certainty if or when we might submit an NDA for regulatory approval.

•	We have not yet scaled manufacturing of our drug products to levels that are required for sustained sales.

•	The outcome of any current or future disputes, claims, arbitration and litigation could have a material adverse effect on our business, financial condition and results of operations.

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

• Global economic, political and social conditions, armed conflicts and uncertainties in the market that we serve may adversely impact our business.

•

Our relationships with potential customers and payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and administrative burdens.

•	Managing our growth as we expand operations may strain our resources and we may not successfully manage our growth.

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

•

There is no guarantee that regulators will grant NDA approval of our current or future product candidates and failure to obtain necessary clearances or approvals for our current and future product candidates would adversely affect our ability to grow our business.

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

•

If we fail to meet the applicable continued listing requirements of the Nasdaq Capital Market, Nasdaq may delist our common stock, in which case the liquidity and market price of our common stock could decline.

• We do not intend to pay cash dividends on our Common Stock for the foreseeable future.

Risks Related to an Early-Stage Company

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year since inception, including net losses of $30.2 million and $39.8 million for the years ended, December 31, 2023, and 2022, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts, clinical trial programs and future sales and marketing efforts.

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

We are a company focused on product development and have not generated any product revenues to date. Until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. We had cash and cash equivalents of approximately $4.6 million as of December 31, 2023. However, we will need to continue to seek capital from time to time to continue the development and potential commercialization of our product candidates, including any expansion of our clinical programs to facilitate a larger safety database for the use of NRX-101 as a chronic, or chronic-intermittent, treatment as advised by FDA in our recent Type B meeting, and to acquire and develop other product candidates. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and potential commercialization of our product candidates during calendar year 2024. We may raise capital through future share offerings, the issuance of debt instruments and grant monies. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred depression treatment. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

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

Risks Related to Our Business and Industry

NRX-101 is still in Phase 2/3 of clinical testing.

NRX-101 is in Phase 2b/3 of clinical testing with Breakthrough Therapy designation, a Biomarker Letter and a Special Protocol Agreement issued by the FDA on April 20, 2018.  A Special Protocol Agreement is a mechanism by which the FDA indicates that the proposed clinical trial, if successful, will be adequate to support an application for drug approval. FDA approval requires that a drug candidate complete a Phase 2I study program, which tests the safety and efficacy of the drug candidate on a large sample of patients. We are conducting a new registrational study of NRX-101 for severe bipolar depression in patients with ASIB after initial stabilization with NRX-100 (ketamine). We are using newly-manufactured material that was manufactured using the expected commercial process. In addition, we have initiated a Phase 2 clinical study for bipolar depression with sub-acute suicidal ideation and behavior. This population is significantly larger than the Bipolar Depression population with ASIB, and does not require initial stabilization with NRX-100. On January 3, 2023, the Company announced that its first clinical trial site had been contracted for a Phase II/III clinical trial of NRX-101 for the treatment of Severe Bipolar Depression in patients with Acute Suicidal Ideation and Behavior, a potentially lethal condition that currently takes the lives of thousands of Americans each year. Because NRX-101 is a Breakthrough Therapy, we anticipate being able to file a New Drug Application (“NDA”) based upon a single, successful Phase 2I trial. While we cannot predict with any certainty if or when we might submit an NDA for regulatory approval of NRX-101, we aim to submit an NDA to the FDA on a rolling basis for the regulatory approval and commercialization of NRX-101 in the U.S. in 2024.

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

We may, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, fraud and abuse, personal injury and product liability matters.

We are in litigation with a former employee of the Company regarding their termination of their employment.  While the Company will vigorously defended the claims asserted in this matter, the litigation is ongoing and we may be subject to other lawsuits, claims, or proceedings. See “Item 3. Legal Proceedings” for a full description of such proceedings.

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

We are subject to certain contractual obligations and limitations on our ability to consummate future financings under the Share Purchase Agreement (as defined below) and the Note issued by us to Streeterville on November 4, 2022, as amended in March 2023, July 2023, and February 2024.

Pursuant to the securities purchase agreement we entered into in connection with the issuance of the Note to Streeterville, dated as of November 14, 2022 (the “Share Purchase Agreement”) by and between us and Streeterville, we are subject to certain restrictions on our ability to issue securities during the term of the Note. Specifically, we have agreed, among other things, to obtain Streeterville’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock and to refrain from entering into any agreement or covenant that locks up, restricts or otherwise prohibits us from entering into a variable rate transaction with Streeterville or any of its affiliates, or from issuing common stock or other equity or debt securities to Streeterville or any of its affiliates. If we are unable to obtain Streeterville’s consent prior to issuing any debt or certain equity securities, including as related to this offering of common stock, such issuance may be a breach of the Share Purchase Agreement, and Streeterville may be obligated to indemnify Streeterville for loss or damage arising as a result of any breach or alleged breach by us of the Share Purchase Agreement, which may affect our business operations and financial condition.

Furthermore, we also must offer Streeterville the right to purchase up to 10% of future equity and debt securities offerings, subject to certain exceptions and limitations, during the term of the Note (the “Participation Right”). If we are unable to obtain Streeterville’s consent prior to issuing any debt securities or certain equity securities, we may be obligated to pay to Streeterville in liquidated damages an amount equal to 20% of the amount Streeterville would have been entitled to invest under the Participation Right.

In addition, we have agreed to make certain monthly redemption payments at the request of the Lender. Our failure to pay such redemptions, when due, may result in defaults under our agreements with the Lender. If we are in default with respect to our obligations under the Note, the Lender may consider the Note immediately due and payable and may elect to substantially increase the interest rate of the Note. We may not have the required funds to pay the required note redemptions and such redemptions, or penalties in connection therewith, may have an adverse effect on our cash flows, results of operations, and ability to pay our other debts as they come due.

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

Our business activities could face disruption due to pandemics and other public health emergencies.

We monitor pandemics and other public health emergencies and have made certain assumptions regarding their potential impact on our business, operations and financial condition and results for purposes of our operational planning and financial projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impact of the pandemic. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of pandemics and other public health emergencies on our business, operations and financial condition and results. If a new pandemic and public health emergency arises, the research and development of our products will be delayed and we may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of any pandemic to the global economy and to us will be difficult to assess or predict and may include a decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place in response to public health emergencies in any of our targeted markets may have a material and adverse effect on our business operations and results of operations. Prior concerns about potential business disruption from the COVID-19 pandemic are no longer relevant to the Company’s business operations.

Global economic, political and social conditions, armed conflicts and uncertainties in the market that we serve may adversely impact our business.

Our performance depends on the financial health and strength of our potential customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate.

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

For example, the possibility of trade disputes and tariffs between countries with whom we are engaged may impact the cost of raw materials, finished products or components used in our products and our ability to sell our products in various markets. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely affect our business and operations. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business.

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

Our relationships with potential customers and payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose use to criminal sanctions, civil penalties, contractual damages, reputational harm, and administrative burdens.

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

Cyber security threats are evolving and include, but are not limited to, malicious software, phishing and other unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. Since the COVID-19 pandemic, many of our employees have shifted to work-from-home arrangements, which increases our vulnerability to email phishing, social engineering or “hacking” through our remote networks, and similar cyber-attacks aimed at employees working remotely. Because the techniques used by cyber-attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Any such failures to prevent or mitigate cyber-attacks could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation.

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

Results from Phase I clinical programs may not support moving a drug candidate to Phase 2 or Phase 2I clinical trials. Phase 2I clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies.

Even if the results of Phase 2I clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

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

We initiated a Phase 2b/3 clinical research program of NRX-101 during the second half of 2017 under an FDA Investigational New Drug (“IND”) application that was granted Fast Track designation by the FDA in August 2017 and was granted the Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement. We successfully completed a Phase 2 clinical trial of NRX-101 in patients with severe bipolar depression and acute suicidal ideation following stabilization with a single dose of ketamine and saw a statistically significant reduction in depression (P=0.04) and suicidal ideation (P=0.02) compared to lurasidone alone over 42 days of treatment. If this statistically-significant advantage is replicated in the current Phase 2I clinical trial, under the terms agreed to with the FDA in our Special Protocol Agreement, we aim to submit a NDA to the FDA on a rolling basis for the regulatory approval and commercialization of NRX-101 in the U.S. in 2024.

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

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare our drug candidates to placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase. Our NRX-101 clinical trial is against a strong active ingredient as opposed to a placebo.

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

The DEA limits the availability and production of all scheduled substances, including ketamine, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. In future years, we may need greater amounts of controlled substances to sustain our Phase 2b/3 development program for NRX-101 after stabilization with NRX-100, and we will need significantly greater amounts to implement our commercialization plans if the FDA approves our proposed formulations. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for scheduled controlled substances or a failure to increase it over time as we anticipate could delay or stop the clinical development or commercial sale of some of our products or product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations will involve the use of hazardous materials, including chemicals and biological materials. Our operations also may produce hazardous waste products. We generally anticipate contracting with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful and could result in a finding that such patents are unenforceable or invalid.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid, is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the Canadian Intellectual Property Office (“CIPO”) the European Patent Office (“EPO”) or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, CIPO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our Common Stock. Any of the foregoing could have a material adverse effect on our business financial condition, results of operations and prospects.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We currently have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. For example, patents covering therapeutic methods of treating humans are not available in many foreign countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not have or have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal and political systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could be impossible or impractical due to sanctions or trade disputes between countries, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Our ability to protect and enforce our patents does not guarantee that we will secure the right to commercialize our patents.

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

We have no experience selling, marketing or distributing products and no internal capability to do so. In order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us. We have entered into a partnership and collaboration agreement with Alvogen (as defined below) for the commercialization of NRX-101. If we decide to commercialize NRX-101, notwithstanding these agreements, or any future drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their percentage ownership. See the “Description of Capital Stock” filed as an exhibit to this annual report.

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

The Company is now subject to all the requirements of Nasdaq. Our common stock may become the target of a “short squeeze”.

In recent years, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of common stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the shares to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those shares have abated. We may be a target of a short squeeze, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

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

If we fail to meet the applicable continued listing requirements of the Nasdaq Capital Market, Nasdaq may delist our Common Stock, in which case the liquidity and market price of our Common Stock could decline.

Our Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements.  In the past, we have received deficiency letters from Nasdaq for failing to maintain compliance with such listing requirements. For example, on July 20, 2023, we received a written notification from the Staff indicating that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) because we had not maintained a minimum MVLS of $50,000,000 for the previous 33 consecutive business days. We were provided an initial compliance period of 180 calendar days, or until January 22, 2024, to regain compliance with the minimum MVLS requirement. Additionally, on April 18, 2023, we received a written notification from the Staff indicating we were not in compliance with Nasdaq Listing Rule 5450(a)(1), and were provided an initial compliance period of 180 calendar days, or until October 16, 2023, to regain compliance. On October 17, 2023, we received a written notification from the Staff indicating that based upon our non-compliance with Nasdaq Listing Rule 5450(a)(1), our securities were subject to delisting unless we timely requested a hearing before the Panel, which such hearing was timely requested and subsequently held on January 4, 2024. On January 16, 2024, the Panel granted our request for an exception to the Nasdaq Listing Rules until April 16, 2024, to demonstrate compliance with the Minimum Bid Price Requirement, subject to our filing all necessary documentation required to transfer our listing from the Nasdaq Global Market to the Nasdaq Capital Market on or before January 19, 2024, and our demonstrating compliance with the Minimum Bid Price Requirement on or before April 16, 2024. On February 1, 2024, the Nasdaq Stock Market informed us that it had approved our application to transfer our listing to the Nasdaq Capital Market. Our securities were transferred from the Nasdaq Global Market to the Nasdaq Capital Market at the opening of business on January 19, 2024.

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

We do not intend to pay cash dividends on our Common Stock for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

NRx Pharmaceuticals, Inc. (“NRx” or “Company”) maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.  The underlying processes and controls of NRx’s cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). NRx has an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists develop a risk mitigation plan to address such risks and, where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, NRx maintains policies over areas such as access and account management to help govern the processes put in place by management designed to protect NRx’s IT assets, data, and services from threats and vulnerabilities. NRx employs additional key practices within the cybersecurity risk management program including, but not limited to maintenance of an IT assets inventory, identity access management controls including restricted access of privileged accounts, and critical data backups to reduce cybersecurity risk.

Cybersecurity partners to the Company, including consultants, are a key part of NRx’s cybersecurity risk management strategy and infrastructure. The cybersecurity partners provide services including, but not limited to cybersecurity strategy, cyber risk advisory, assessment, and remediation.

NRx’s management team, in conjunction with cybersecurity service providers are responsible for oversight and administration of NRx’s cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes via engagement of strategic third-party partners.  The Company also relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by NRx for strategic cyber risk management, advisory and decision making.

The Audit Committee of the Board of Directors oversees NRx’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of NRx’s cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on NRx's processes to prevent, detect, and mitigate cybersecurity incidents.

NRx faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. NRx acknowledges that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on NRx’s business, financial condition, results of operations, or cash flows. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. In response to such risks, the Company has implemented initiatives such as a cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.

Item 2. Properties

Our principal executive office is located at 1201 Orange Street, Suite 600 Wilmington, DE 19801.

We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

Item 3. Legal Proceedings.

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

On July 17, 2023, the Company and GEM entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which the parties agreed to dismiss the arbitration proceeding with prejudice. Pursuant to the Settlement Agreement on August 31, 2023, the Company issued 675,676 shares of Common Stock to GEM in full satisfaction of the Settlement Agreement for the approximately $0.3 million which was previously accrued and expensed as “Settlement expense.” The shares are registered under a prospectus supplement to the Company’s registration statement on Form S-3 and are subject to a restriction that they cannot be sold or traded for a period of six months from the effective date of the Settlement Agreement.

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

Approximate Number of Holders of Common Stock

As of December 31, 2023 there were approximately 56 record holders of the Company’s common stock. The actual number of stockholders is greater than the number of record holders because stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees are not counted as separate record holders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board. No cash dividends have been declared or paid with respect to our common stock and no cash dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of our Board, subject to applicable law.

Recent Sales by the Company of Unregistered Securities

We entered into a Confidential Settlement Agreement and Release, dated July 17, 2023 (the “Settlement Agreement”), with NeuroRx, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS, pursuant to which we agreed to issue an aggregate of 675,676 shares (the “Settlement Shares”) of Common Stock to GEM Global Yield LLC SCS. On August 31, 2023, we issued the Settlement Shares to GEM in a private placement under the terms of the Settlement Agreement and, accordingly, we did not receive any proceeds in connection with the issuance of the Settlement Shares. The Settlement Shares were issued pursuant to an exemption to registration requirement of the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

On August 28, 2023, the Company entered into a securities purchase agreement (the “Preferred Stock Securities Purchase Agreement”) with certain purchasers (the “August Investors”), pursuant to which the Company issued 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and one (1) investor warrant (each an “August Investor Warrant”) for every share of Series A Preferred Stock issued. The shares of Series A Preferred Stock and the August Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. Each August Investor Warrant entitles the holder to purchase one (1) share of Common Stock at a purchase price of $0.40 per share. The aggregate purchase price for each share of Series A Preferred Stock and associated August Investor Warrant was $0.40. The August Investor Warrants are exercisable starting on the six month anniversary of the date of issuance and will have a term of five years from the date of issuance. The August Investor Warrants may also be exercised during the initial six-month period after issuance, at the option of the August Investors, if the closing share price of the Common Stock equals or exceeds $1.20 per share on any trading day. The aggregate net cash proceeds to the Company from the August Offering were approximately $1.0 million.

On February 7, 2024, we entered into the First Amendment (the “Amendment”) to the License Agreement (as defined below) with Alvogen, effective as of the same date. Pursuant to the terms of the Amendment, we issued to Alvogen 4,195,978 warrants to purchase the Company’s common stock, at a strike price of $0.40 per share with three (3) year term (“Alvogen Warrants”). The Alvogen Warrants were issues pursuant to an exemption to registration requirement of the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

On February 29, 2024, we entered into a securities purchase agreement with an investor providing for the issuance and sale of 2,700,000 shares of Common Stock and warrants to purchase up to 2,700,000 shares of Common Stock (the “February Warrants”) at a price of $0.38 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February Warrants will have an exercise price of $0.38 per share, are initially exercisable beginning six months following the date of issuance, and will expire 5 years from the date of issuance. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

Repurchases of Securities

None.

Use of Proceeds

The Company intends to use the net proceeds from the offerings detailed above for working capital and general corporate purposes.

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

Overview

NRx is a clinical-stage bio-pharmaceutical company which develops and plans to distribute, through its wholly-owned operating subsidiaries, NeuroRx, Inc., (“NeuroRx”) and HOPE Therapeutics, Inc. (“HOPE”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and PTSD. NeuroRx is organized as a traditional Research and Development (“R&D”) company, whereas HOPE is organized as a Specialty Pharmaceutical (SpecPharma) company intended to distribute ketamine and other therapeutic options to clinics that serve patients with suicidal depression and PTSD.

The 2023 fiscal year was one of extraordinary growth and transition for NRx.  During the year the Company restructured its management to overcome challenges in capital formation, clinical trial enrollment, and corporate growth, in a manner that resulted in demonstrable milestones for 2023 and a company that we believe to be poised for growth in 2024. Those milestones achieved in 2023 and through the date of this filing include:

1.	Recruitment of a new management team under the leadership of Jonathan Javitt, MD, MPH (the Company’s Founder and Chairman) and Stephen Willard, JD, (CEO and Director), comprised of individuals with demonstrated success in the design, recruitment, and analysis of clinical-stage drug development, together with demonstrated commercial success in the marketing and sales of commercial stage pharmaceuticals. This management team includes a new Chief Financial Officer, Chief Business Officer, Director of Clinical Research, Head of Regulatory Affairs, Head of Scientific Affairs, and a new Chief Medical Lead for urology.
2.	Establishment of a drug development partnership with Alvogen, Inc., a $4 billion US-based pharmaceutical company and Lotus Pharmaceutical Company, LTD (1975.TW), an Asia Pacific-based pharmaceutical company to jointly develop NRX-101 for the treatment of suicidal bipolar depression, while leaving NRx in a position to continue innovative drug development of its pharmaceutical assets for other indications. The partnership provides for up to an aggregate of $330 million in commercial stage milestone payments together with a double-digit royalty on net sales worldwide.
3.	Publication of the world’s first clinical trial (the STABIL-B trial) to demonstrate sustained remission from acute suicidality and depression in patients with Bipolar Disorder, using NRX-100 (ketamine) for induction of remission and NRX-101 (D-cycloserine/lurasidone) for maintenance of that remission. Results of this trial were the basis for FDA’s award of Breakthrough Therapy Designation.
4.	Completion of patient data collection and data lock in the first clinical trial to study patients with suicidal bipolar depression treated in the outpatient setting under the leadership of Prof. Andrew Nierenberg of Harvard/Mass General Hospital with no unexpected Serious Adverse Events. The category of suicidal patients recruited in this trial have previously been excluded from the clinical trials of all known oral antidepressants. Top line data are expected in April 2024.
5.	Replacement of the Company’s traditional study site-based approaches to clinical trial recruitment with an internet/AI-based nationally-focused clinical trial recruitment strategy, in partnership with 1-N-Nealth, Inc., a digital marketing organization. This approach resulted in a 300% increase in successful clinical trial enrollment in 2023 compared to 2022.
6.	Achievement of >94% rater concordance through conclusion of the trial, a measure that substantially exceeds current industry standards.
7.	Removal of the Company’s solid dose (for oral medications) manufacturing platform from Shanghai with re-establishment of solid dose manufacturing in partnership with Alcami, Inc. (North Carolina, USA). Submission and successful review of the NRX-101 FDA manufacturing file (i.e. “Module 3” of a New Drug Application) and completion of a Type C Chemical Manufacturing Controls (“CMC”) meeting with FDA for NRX-101. The Company now has more than 1 million oral doses manufactured to commercial standards in its warehouse and is expecting five years of room temperature shelf stability.
8.	Establishment of a sterile products drug development and manufacturing partnership with Nephron Pharmaceuticals, Inc. (West Columbia, SC), an FDA-inspected facility. Under this partnership NRx is both manufacturing ketamine in a novel abuse- and diversion-resistant presentation and developing new forms of ketamine designed for improved tolerability and clinical effectiveness based on prior inventions patented by the Company’s founder (US 5494901). The Company has now manufactured its first commercial batch of ketamine in a novel diversion-resistant packaging presentation and is expecting at least two years of room temperature shelf stability.
9.	Completion (through March 2024) capital formation initiatives that achieved greater than 50% reduction in the corporate indebtedness and raised $9.2 million in new capital during FY 2023 with $7.8 million of additions to working capital during Q1 2024 to support the Company’s drug development initiatives, while rotating the shareholder base away from technically-oriented hedge funds and towards growth-oriented investors and corporate partners.
10.	Improvement in negative Earnings per Share to ($0.40) in FY 2023 vs ($0.60) in prior 12 month period. Management projects positive cash flow by year-end 2024 via partnerships and HOPE Therapeutics activities.
11.	Implementation of a clinical trial quality control system for psychiatry trials designed to identify data quality problems and noncompliant (and potentially fraudulent) study patients at clinical trial sites. Demonstration of 94% concordance between clinical trial endpoints as measured at study sites compared to measurement of those same endpoints by the Company’s central rating team under the leadership of veteran psychologist/psychometricians from the University of Pennsylvania.
12.	Expansion of the Company’s patent portfolio and regulatory licenses to include the use of NRX-101 to treat Chronic Pain, approval of an Investigational New Drug application (“Study May Proceed”) from the US Food and Drug Administration (“FDA”), and licensure of US Patent 8,653,120 for use of D-Cycloserine to treat Chronic Pain together with the recruitment of its inventor, Prof. Vania Apkarian of Northwestern University as a consultant to the Company.
13.	Activation of the Company’s previously-dormant drug development activities related to ketamine (NRX-100), based on FDA feedback. Establishment of data-sharing partnerships with a French government hospital consortium and with Columbia University (New York, NY) to license patient-level data from two clinical trials demonstrating safety and efficacy of ketamine for treating acute suicidal depression in support of a New Drug Application to the FDA.
14.	Formation of HOPE Therapeutics, a Specialty Pharmaceutical company that aims to develop and market both ketamine and related digital therapeutics to extend and augment the effect of ketamine in treating suicidal depression, a condition for which the only currently approved therapy is hospitalizations and electroshock therapy.
15.	Identification of NRX-101, the company’s lead drug for CNS disorders as a potent antibiotic for treatment of Complicated UTI and Pyelonephritis, with demonstration of in-vitro (i.e. laboratory effectiveness) against antibiotic-resistant urinary tract pathogens resulting in FDA award of Qualified Infectious Disease Product and Fast Track designations by the FDA together with Priority Review status for this indication.
16.	Partnership with the Foundation FondaMental (Paris, FR) and its Founder/CEO, Prof. Marion Leboyer to develop the first disease-modifying drug to treat schizophrenia and autism.
17.	Six scientific publications: two papers documenting the preclinical safety of NRX-101, namely that NRX-101 does not cause neurotoxicity[1] nor does it lead to self-administration[2], NRX-101 shows antimicrobial activity against uropathogens that cause complicated urinary tract infection (cUTI)[3], a position paper on NRX-101 in the treatment of chronic pain[4], the development and testing of a psychometric assessment monitoring system to improve concordance in psychiatric clinical trials[5], and the Phase 2 STABIL-B clinical trial results.[6]
18.	Continued prosecution of 16 filed patent applications and 48 issued patents around the world providing broad disclosure of the synergistic combination of NMDA and 5-HT2A antagonist drugs in the treatment of mental health disorders and chronic pain. NRX-101 is covered by four families of U.S. and foreign patents, including a composition of matter patent (U.S. Patent No. 10,583,138 and foreign counterparts). NRx has licensed U.S. Patent 8,653,120 for use of D-Cycloserine to treat Chronic Pain as an expansion of that portfolio.
19.	HOPE has received term sheets for more than $60 million in funding from new investors upon public listing and is expected to be spun out as a separate company to be owned by NRx, current NRx shareholders, and new investors upon completion of final audit and financial statements.

20.	IND for NRX-101 in the treatment of Complicated Urinary Tract Infection (cUTI) is based on in vitro data just accepted for peer-reviewed publication in Antibiotics, an MDPI journal. On the basis of these findings, FDA granted Qualified Infectious Disease Product (QIDP), Fast Track and Priority Review designations NRx is seeking a clinical phase partner for this multi-hundred million dollar indication.

21.	Elected nationally recognized attorney in highly regulated industries, and healthcare specialist, Janet Rehnquist, Esq., to the Company’s Board of Directors.

22.	Management has taken action to restore Nasdaq listing compliance and seeking to combat illegal naked shorting of NRx securities.

The Company has two lead compounds today, NRX-100, a proprietary presentation of ketamine and NRX-101, a patented fixed-dose combination of D-cycloserine and lurasidone. Both products have Fast Track designation from the US FDA for the treatment of suicidal bipolar depression. NRX-101 additionally has Breakthrough Therapy Designation and a Biomarker Letter of Support from the FDA for this purpose. To the Company’s knowledge, NRX-101 is the only oral antidepressant demonstrated to reduce suicidal ideation in a phase 2 trial.

For mechanistic reasons unrelated to its CNS NMDA-antagonist properties, NRX-101 interferes with cell wall formation in certain bacteria, rendering it a potent antibiotic and is demonstrated to kill certain treatment-resistant urinary tract bacteria. Accordingly, NRX-101 has been awarded Qualified Infectious Disease Product Designation and Fast Track Designation by the FDA to treat Complicated Urinary Tract Infection and Pyelonephritis. Our strategy is to apply innovative science to known molecules in the pursuit of therapies for high unmet needs, including lethal conditions (NeuroRx) and to distribute ketamine and ancillary therapies to qualified clinics and practitioners who treat patients with suicidal depression (HOPE). The Company has announced plans to spin off HOPE to a freestanding company, half of which will be owned by NRx and half by individual shareholders.

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

Recent Events

February 2024 Offerings

On February 27, 2024, we entered into the Underwriting Agreement with EF Hutton LLC, as the Representative of the Underwriters, relating to the February 2024 Public Offering of 5,000,000 shares of the Common Stock. The public offering price for each share of Common Stock was $0.30, and the Underwriters purchased the shares of Common Stock pursuant to the Underwriting Agreement at a price for each share of Common Stock of $0.276. On February 28, 2024, the February 2024 Public Offering closed (the “Closing Date”). Aggregate gross proceeds from the February 2024 Public Offering were approximately $1.5 million, before deducting underwriting discounts and commissions and estimated expenses payable by the Company.

Pursuant to the Underwriting Agreement and the engagement letter, dated as of February 22, 2024, by and between the Company and the Representative, the Company agreed to issue to the Representative in connection with the February 2024 Public Offering, a warrant to purchase up to a number of shares of Common Stock representing 5.0% of the shares of Common Stock and any Option Shares (as defined below) sold, at an initial exercise price of $0.33 per share, subject to certain adjustments (the “Underwriter’s Warrant”). On February 28, 2024, the Company issued to the Representative the Underwriter’s Warrant to purchase up to 250,000 shares of Common Stock (the “Underwriter Warrant Shares”). The Underwriter’s Warrant is exercisable six months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the Underwriting Agreement.

Pursuant to the Underwriting Agreement, the Company also granted the Representative a 45-day Over-Allotment Option to purchase up to an additional 750,000 Option Shares. On March 5, 2024, the Underwriters exercised the Over-Allotment Option to purchase an additional 750,000 Option Shares. In connection with the Overallotment Exercise, we issued an additional Underwriter’s Warrant to purchase up to 37,500 shares of Common Stock. The Overallotment Exercise closed on March 6, 2024.

On February 29, 2024, we entered into a securities purchase agreement with an investor providing for the issuance and sale of 2,700,000 shares of Common Stock and warrants to purchase up to 2,700,000 shares of Common Stock (the “February Warrants”) at a price of $0.38 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February Warrants will have an exercise price of $0.38 per share, are initially exercisable beginning six months following the date of issuance, and will expire 5 years from the date of issuance.  The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

Financial Results

Since inception, NRx Pharmaceuticals has incurred significant operating losses. For the years ended December 31, 2023 and 2022, NRx Pharmaceuticals’ net loss was $30.2 million and $39.8 million, respectively. As of December 31, 2023, NRx Pharmaceuticals had an accumulated deficit of $253.1 million, a stockholders’ deficit of $11.7 million and a working capital deficit of $12.2 million.

Going Concern

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations. The Company plans to pursue additional equity or debt financing or refinancing opportunities in 2024 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for the general corporate purposes of the Company. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. We will continue to carefully monitor the impact of our continuing operations on our working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one of the Company’s product candidates.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

On October 17, 2023, we received formal notice from the Nasdaq Listing Qualifications Staff (the “Staff”) indicating that, based upon our non-compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”), our securities were subject to delisting unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), which such hearing was timely requested and subsequently held on January 4, 2024. On January 16, 2024, the Panel granted our request for an exception to the Nasdaq Listing Rules until April 16, 2024, to demonstrate compliance with the Minimum Bid Price Requirement, subject to our filing all necessary documentation required to transfer our listing from the Nasdaq Global Market to the Nasdaq Capital Market on or before January 19, 2024, and our demonstrating compliance with the Minimum Bid Price Requirement on or before April 16, 2024. On February 1, 2024, the Nasdaq Stock Market informed us that it had approved our application to transfer our listing to the Nasdaq Capital Market. Our securities were transferred from the Nasdaq Global Market to the Nasdaq Capital Market at the opening of business on January 19, 2024. We have received authorization from our stockholders for a reverse stock split which is anticipated to occur prior to the April 16th deadline if necessary.

The Company has been granted an exception by the Nasdaq Hearing Panel to meet compliance requirements by April 16, 2024. This is conditional upon the Company completing a transfer of its listing from The Nasdaq Global Market to the Nasdaq Capital Market, which was approved and took effect at the opening of business on January 19, 2024. The Company subsequently established compliance with the Nasdaq Market Value of Listed Securities requirement and was notified of this by the Nasdaq.

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

Settlement expenses

Settlement expense consists of settlement expenses related to the NeuroRx and GEM settlement and release agreement (the “Settlement Agreement”). See Note 8 “Commitment and Contingencies” of the notes to the Company’s consolidated financial statements included elsewhere in this report for further information.

Results of operations for the years ended December 31, 2023 and 2022

The following table sets forth NRx Pharmaceuticals’ selected statements of operations data for the following periods (in thousands):

	Year Ended December 31,		Change
	2023	2022	Dollars

Operating expenses:
Research and development	$13,371	$17,027	$(3,656)
General and administrative	14,216	27,308	(13,092)
Settlement expense	250	—	250
Total operating expenses	27,837	44,335	(16,498)
Loss from operations	$(27,837)	$(44,335)	$16,498

Other (income) expenses:
Interest income	$(494)	$(249)	$(245)
Interest expense	120	—	120
Change in fair value of convertible note payable	2,707	505	2,202
Change in fair value of warrant liabilities	(20)	(255)	235
Change in fair value of Earnout Cash liability	—	(4,582)	4,582
Total other (income) expenses	2,313	(4,581)	6,894
Net loss	$(30,150)	$(39,754)	$9,604

Operating expenses

Research and development expenses

For the year ended December 31, 2023, NRx Pharmaceuticals recorded $13.4 million of research and development expenses compared to approximately $17.0 million for the year ended December 31, 2022. The decrease of $3.6 million is related primarily to a decrease of $2.1 million in clinical trials and development expenses related to ZYESAMI, $1.0 million related to fees paid to regulatory and process development consultants, $0.8 million related to stock-based compensation, $0.1 million in other regulatory and process development costs, partially offset by an increase of $0.2 related to licensure of a US Patent with Apkarian Technologies, and less than $0.1 million in shipping, freight, and delivery costs. The research and development expenses for the years ended December 31, 2023 and 2022, respectively, include ($0.2) million and $0.6 million, respectively, of non-cash stock-based compensation.

General and administrative expenses

For the year ended December 31, 2023, NRx Pharmaceuticals recorded $14.2 million of general and administrative expenses compared to approximately $27.3 million for the year ended December 31, 2022. The decrease of $13.1 million is related primarily to a decrease of $5.0 million in legal, professional and accounting fees, $4.1 million in insurance expenses, $2.4 million in stock-based compensation expenses, $1.0 million in employee expenses, and $0.5 million in consultant fees. The general and administrative expenses for the years ended December 31, 2023 and 2022, respectively, include $0.6 million and $3.0 million, respectively, of non-cash stock-based compensation.

Other (income) expenses

Interest income

For the year ended December 31, 2023, NRx Pharmaceuticals recorded $0.5 million of interest income compared $0.2 of interest income for the year ended December 31, 2022. The increase of $0.3 million is due to interest earned in the Company’s money market account.

Interest expense

For the year ended December 31, 2023, NRx Pharmaceuticals recorded $0.1 million of interest expense, compared to no interest expense for the year ended December 31, 2022. The increase of $0.1 million is due to premiums for cash payments on the convertible note.

Change in fair value of convertible note payable

For the year ended December 31, 2023, NRx Pharmaceuticals recorded a loss of approximately $2.7 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option. For the year ended December 31, 2022, NRx Pharmaceuticals recorded $0.5 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the year ended December 31, 2023, NRx Pharmaceuticals recorded a gain of less than $0.1 million related to the change in fair value of the warrant liabilities compared to a gain of $0.3 million for the year ended December 31, 2022. The decrease of $0.2 million related to the decrease in the fair value of certain Substitute Warrants and the Placement Warrants assumed pursuant to the Merger Agreement.

Change in fair value of earnout cash liability

For the year ended December 31, 2023, NRx Pharmaceuticals recorded no change in fair value of the earnout cash liability compared to a gain of $4.6 million for the year ended December 31, 2022. The earnout cash milestones were not achieved by December 31, 2022 and therefore the earnout cash liability expired. The gain for the year ended December 31, 2022 related to the expiration of the Company’s obligation.

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

February 2024 Offerings

On February 27, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the Representative of the Underwriters, relating to the February 2024 Public Offering. The public offering price for each share of Common Stock was $0.30 and the Underwriters purchased the shares of Common Stock pursuant to the Underwriting Agreement at a price for each share of Common Stock of $0.276. Pursuant to the Underwriting Agreement, the Company also granted the Representative the Over-Allotment Option.  Aggregate gross proceeds from the Offering were approximately $1.5 million, before deducting underwriting discounts and commissions and estimated expenses payable by the Company. The Company intends to use the net proceeds from the February 2024 Public Offering for working capital and general corporate purposes. The Company may also use the proceeds from February 2024 Public Offering to repay the Convertible Promissory Note initially issued to Streeterville Capital, LLC in November 2022.

On March 5, 2024, the Underwriters in the February 2024 Public Offering exercised their Over-Allotment Option to purchase an additional 750,000 Option Shares. In connection with the Overallotment Exercise, we issued an additional

Underwriter’s Warrant to purchase up to 37,500 shares of Common Stock. The Overallotment Exercise closed on March

6, 2024.

On February 29, 2024, we entered into a securities purchase agreement with an investor providing for the issuance and sale of 2,700,000 shares of Common Stock and warrants to purchase up to 2,700,000 shares of Common Stock (the “February Warrants”) at a price of $0.38 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February Warrants will have an exercise price of $0.38 per share, are initially exercisable beginning six months following the date of issuance, and will expire 5 years from the date of issuance. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

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

On February 9, 2024, the Company entered into Amendment #3 to Convertible Promissory Note (the “Third Amendment”), with Streeterville Capital, LLC (“Streeterville”). Pursuant to the Third Amendment, the Company and Streeterville agreed to further amend the terms of that certain Convertible Promissory Note dated November 4, 2022, in the original principal amount of $11,020,000, as amended by the amendments to the Convertible Promissory Note dated March 30, 2023 and July 7, 2023 (as amended, the “Note”). In accordance with the Third Amendment, the Company and Streeterville agreed to amend the redemption provisions of the Note. In particular, the Company agreed to pay Streeterville an amount in cash equal to $1,100,000 on February 12, 2024. In addition, beginning on or before February 29, 2024, on or before the last day of each month until July 31, 2024 (the “Minimum Payment Period”), the Company shall pay Streeterville an amount equal to $400,000 in cash (a “Minimum Payment”), less any amount satisfied by the delivery of Redemption Conversion Shares (as defined in the Note).

Notwithstanding the foregoing, after April 30, 2024, and for the remainder of the Minimum Payment Period, Streeterville may redeem any Redemption Amount (as defined in the Note), including an amount in excess of the Minimum Payment, subject to the Maximum Monthly Redemption Amount (as defined in the Note). During the Minimum Payment Period, the Company is permitted to pay the Redemption Amounts in the form of shares of common stock of the Company (the “Redemption Conversion Shares”) calculated on the basis of the Redemption Conversion Price (as defined in the Note) without regard to the existence of any Equity Conditions Failure to the extent Streeterville submits redemption notices during such month pursuant to the terms of the Note, and only for the Redemption Amounts covered by such notices. Moreover, the Redemption Premium (as defined in the Note) will continue to apply to the Redemption Amounts. To the extent there is an outstanding balance under the Note after the expiration of the Minimum Payment Period, the Company will be required to pay such outstanding balance in full in cash by August 31, 2024.

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

March Offering

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement  with certain accredited investors (the “March Investors”), providing for the issuance and sale of 3,866,666 shares of the Company’s common stock (“Common Stock”) and warrants to purchase up to 3,866,666 shares of Common Stock (the “March Investor Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share (the “March Offering”). The March Investors agreed not to transfer the Common Stock for six months following the date of issuance. The March Investor Warrants have an exercise price of $0.75 per share, were initially exercisable beginning six months following the date of issuance (the “March Initial Exercise Date”) and will expire 5 years from the March Initial Exercise Date. The aggregate net proceeds to the Company from the March Offering were approximately $2.5 million. The closing of the sale of these securities occurred on March 9, 2023.

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

Alvogen advance of milestone

As of February 7, 2024, the Alvogen agreement was amended and the company became eligible to receive $5 million as an advance of the first Milestone completion within the Alvogen Agreement.

June Offering

On June 6, 2023, the Company entered into a securities purchase agreement with institutional investors (the “June Investors”), providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and warrants to purchase up to 9,670,002 shares of Common Stock (the “June Investor Warrants”). The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share (the “June Offering”) and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The June Investor Warrants have an exercise price of $0.6525 per share, are initially exercisable beginning six months following the date of issuance (the “June Initial Exercise Date”) and will expire five and one half years from the date of issuance. The aggregate net cash proceeds to the Company from the June Offering were approximately $5.6 million.

At The Market Offering

On August 14, 2023, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which we may offer and sell, from time to time through Wainwright, shares of Common Stock having an aggregate offering price of up to $2,000,000 (the “ATM Shares”). Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Wainwright may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We are not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the issuance and sale of all the sale of the ATM Shares reaching an aggregate offering amount equal to $2,000,000, or (ii) the termination of the Sales Agreement as permitted therein. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company will also reimburse Wainwright for certain specified expenses in connection with entering into the Sales Agreement. For the year ended December 31, 2023, we did not sell any shares of Common Stock pursuant to the Sales Agreement.

August Offering

On August 28, 2023, the Company entered into a securities purchase agreement (the “Preferred Stock Securities Purchase Agreement”) with certain purchasers (the “August Investors”), pursuant to which the Company issued 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and one (1) investor warrant (each an “August Investor Warrant”) for every share of Series A Preferred Stock issued. The shares of Series A Preferred Stock and the August Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. Each August Investor Warrant entitles the holder to purchase one (1) share of Common Stock at a purchase price of $0.40 per share. The aggregate purchase price for each share of Series A Preferred Stock and associated August Investor Warrant was $0.40.  The August Investor Warrants are exercisable starting on the six month anniversary of the date of issuance and will have a term of five years from the date of issuance. The August Investor Warrants may also be exercised during the initial six-month period after issuance, at the option of the August Investors, if the closing share price of the Common Stock equals or exceeds $1.20 per share on any trading day. The aggregate gross proceeds to the Company from the private placement was approximately $1.0 million before expenses.

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	December 31,
	2023	2022
Balance Sheet Data:
Cash	$4,595	$20,054
Total assets	7,315	25,816
Convertible note payable	9,161	10,525
Total liabilities	19,048	18,407
Total stockholders' (deficit) equity	(11,733)	7,409

Statement of Cash Flow Data:
Net cash used in operating activities	(21,657)	(39,755)
Net cash used in investing activities	(3)	(10)
Net cash provided by financing activities	6,201	32,214
Net (decrease) increase in cash	$(15,459)	$(7,551)

Operating activities

During the year ended December 31, 2023, operating activities used approximately $21.7 million of cash, primarily resulting from a net loss of $30.2 million, reduced by (a) net non-cash losses of $3.3 million, including $2.7 million in change in fair value of convertible promissory note, $0.4 million of stock-based compensation, and $0.3 million of non-cash settlement expenses, and (b) changes in operating assets and liabilities of $5.2 million.

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

Investing activities

During the years ended December 31, 2023 and 2022 investing activities used less than $0.1 million, in each period, of cash related to the purchase of equipment.

Financing activities

During the year ended December 31, 2023, financing activities provided $6.2 million of cash resulting from $8.1 million in proceeds from issuance of common stock and warrants issued in a private placement, $1.2 million in proceeds from issuance of Series A preferred stock and warrants, partially offset by $3.1 million of repayments of convertible notes.

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

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s consolidated financial statements as of and for the year ended December 31, 2023 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

The Company estimates the fair value of the convertible note payable using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration(i.e. expected termination date) of the convertible note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future equity and volume volatility based on the historical volatility of both our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company.

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

Item 8. Financial Statements and Supplementary Data

NRX Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of:
NRX Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NRX Pharmaceuticals, Inc. and subsidiary (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, has suffered operating losses since inception and in fiscal 2023 has a net loss of $30.2 million and cash used in operations of $21.7 million. The Company also had an accumulated deficit, stockholders’ deficit and working capital deficit as of December 31, 2023 of $253.2 million, $11.7 million and $12.2 million, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of the Convertible Note

As described in Note 3 “Convertible Note Payable” and in Notes 7 and 11 to the consolidated financial statements, the Company uses a Monte Carlo simulation model to estimate the fair value of its convertible note.

We identified the valuation of fair value of the convertible note as of December 31, 2023 as a critical audit matter. Auditing management’s assumptions and estimates relating to the Monte Carlo simulation model is especially challenging, complex and subjective.

The primary procedures we performed to address this critical audit matter included (a) gained an understanding of management’s process to develop an estimate of the fair value of the convertible note, (b) tested the data and assumptions used as inputs to the Monte Carlo simulation model for reasonableness, (c) computed an independent expectation of the fair value of the convertible note and (d) compared management’s valuation to our independent expectation.  We agreed with management’s estimate.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

March 29, 2024

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NRX Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NRX Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Short Hills, New Jersey

March 31, 2023

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$4,595	$20,054
Prepaid expenses and other current assets	2,289	5,741
Total current assets	6,884	25,795
Other assets	431	21
Total assets	$7,315	$25,816
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,632	$2,076
Accrued and other current liabilities	4,714	4,855
Accrued clinical site costs	524	914
Convertible note payable and accrued interest - short term	9,161	7,703
Warrant liabilities	17	37
Total current liabilities	19,048	15,585
Convertible note payable and accrued interest - long term	—	2,822
Total liabilities	$19,048	$18,407

Commitments and Contingencies (Note 8)

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized;	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	3	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 83,919,554 and 66,442,989 shares issued and outstanding at December 31, 2023 and 2022, respectively	84	67
Additional paid-in capital	241,330	230,339
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(253,147)	(222,997)
Total stockholders’ (deficit) equity	(11,733)	7,409
Total liabilities and stockholders' (deficit) equity	$7,315	$25,816

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years ended December 31,
	2023	2022
Operating expenses:
Research and development	$13,371	$17,027
General and administrative	14,216	27,308
Settlement expense	250	—
Total operating expenses	27,837	44,335
Loss from operations	(27,837)	(44,335)
Other (income) expenses:
Interest income	(494)	(249)
Interest expense	120	—
Change in fair value of convertible note payable	2,707	505
Change in fair value of warrant liabilities	(20)	(255)
Change in fair value of Earnout Cash liability	—	(4,582)
Total other (income) expenses	2,313	(4,581)
Net loss	(30,150)	(39,754)
Deemed dividend - warrants	(9)	—
Net loss attributable to common stockholders	$(30,159)	$(39,754)
Comprehensive loss:
Net loss	(30,150)	(39,754)
Change in fair value of convertible note attributed to credit risk	3	—
Comprehensive loss	$(30,153)	$(39,754)
Net loss per share:
Basic and diluted	$(0.40)	$(0.60)
Weighted average common shares outstanding:
Basic and diluted	75,761,763	65,766,786

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

							Additional		Accumulated Other	Total
	Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance - December 31, 2021	—	$—	—	$—	58,810,550	$59	$203,990	$(183,243)	$—	$20,806
Common stock and warrants issued in private placement, net of issuance costs of $2,283	—	—	—	—	7,824,727	8	22,694	—	—	22,702
Common stock issued for consulting services	—	—	—	—	6,037	—	17	—	—	17
Common stock issued for exercise of stock options	—	—	—	—	49,605	—	10	—	—	10
Restricted stock awards granted	—	—	—	—	1,000,000	1	(1)	—	—	—
Retired Earnout Shares	—	—	—	—	(1,247,930)	(1)	1	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,628	—	—	3,628
Net loss	—	—	—	—	—	—	—	(39,754)	—	(39,754)
Balance December 31, 2022	—	$—	—	$—	66,442,989	$67	$230,339	$(222,997)	$—	$7,409
Common stock and warrants issued, net of issuance costs $2,519	—	—	—	—	13,536,668	13	8,109	—	—	8,122
Preferred stock and warrants issued, net of issuance costs $27	—	—	3,000,000	3	—	—	1,168	—	—	1,171
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	—	—	(3)	(3)
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	3,264,221	3	979	—	—	982
Common stock issued to settle GEM settlement liability	—	—	—	—	675,676	1	249	—	—	250
Adjustment for deferred offering cost settlement	—	—	—	—	—	—	99	—	—	99
Stock-based compensation	—	—	—	—	—	—	387	—	—	387
Net loss	—	—	—	—	—	—	—	(30,150)	—	(30,150)
Balance - December 31, 2023	—	$—	3,000,000	$3	83,919,554	$84	$241,330	$(253,147)	$(3)	$(11,733)

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,150)	$(39,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5	4
Stock-based compensation	387	3,628
Change in fair value of warrant liabilities	(20)	(255)
Change in fair value of earnout cash liability	—	(4,582)
Change in fair value of convertible promissory note	2,707	505
Non-cash settlement expense	250	—
Increases (decreases) in operating assets and liabilities:
Prepaid expenses and other assets	3,040	(632)
Accounts payable	2,655	(1,611)
Accrued expenses and other liabilities	(531)	2,942
Net cash used in operating activities	(21,657)	(39,755)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(3)	(10)
Net cash used in investing activities	(3)	(10)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of discount	—	10,020
Proceeds from stock option exercise	—	10
Repayment of note payable	—	(518)
Repayment of convertible note	(3,092)	—
Repayment of insurance loan	(943)	—
Proceeds from issuance of insurance loan	943	—
Proceeds from issuance of Series A preferred stock and warrants issued in private placement, net of issuance costs	1,171	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	8,122	22,702
Net cash provided by financing activities	6,201	32,214

Net decrease in cash and cash equivalents	(15,459)	(7,551)
Cash and cash equivalents at beginning of year	20,054	27,605
Cash and cash equivalents at end of year	$4,595	$20,054
Supplemental disclosure of cash flow information:
Cash paid for interest	$885	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities
Issuance of common stock as principal and interest repayment for convertible notes	$982	$—
Issuance of common stock warrants as offering costs	$75	$726
Issuance of common stock for consulting services	$—	$17
Issuance of common stock for settlement of accrued liability	$250	$—

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

The Business

The Company is a clinical-stage pharmaceutical company which applies innovative science to known molecules to develop life-saving medicines through its wholly-owned operating subsidiary, NeuroRx. The Company's foundation product, NRX-101 (D-cycloserine/Lurasidone), for the treatment of bipolar depression in patients with suicidality, has been awarded Fast Track designation, Breakthrough Therapy designation, a Special Protocol Agreement, and a Biomarker Letter of Support by the U.S. Food and Drug Administration (the “FDA”). NRX-101 is covered by multiple U.S. and foreign patents, including a Composition of Matter patent (U.S. Patent No. 10,583,138) that was transferred to NRx Pharmaceuticals by Glytech, LLC (see Note 13).

Operations

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

2. Going Concern

As of December 31, 2023, the Company had $4.6 million in cash. With the completion of enrollment in its clinical trial of NRX-101 for bipolar depression, the Company anticipates a reduction in its monthly cash expenditure. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year and has a working capital deficit at December 31, 2023. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations. The Company plans to pursue additional equity or debt financing or refinancing opportunities in 2024 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for the general corporate purposes of the Company. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. We will continue to carefully monitor the impact of our continuing operations on our working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one of the Company’s product candidates.

From February 20, 2024, to March 11, 2024, the Company sold 345,829 shares of common stock under the 2020 At The Market (“ATM”) offering at a range of $0.46 - $0.71 per share, for which the Company received net proceeds of $0.2 million, after deducting commissions, fees and expenses.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2024, NRx Pharmaceuticals, Inc. entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “February 2024 Offering”) of 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”). The public offering price for each share of Common Stock was $0.30 and the Underwriters purchased the shares of Common Stock pursuant to the Underwriting Agreement at a price for each share of Common Stock of $0.276. Pursuant to the Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 750,000 shares (the “Option Shares”) of the Common Stock on the same terms as the Shares sold in the Offering. On February 28, 2024, the February 2024 Offering closed with gross proceeds of $1.5 million and net proceeds to the Company of $1.3 million after offering costs. On March 5, 2024, the underwriters of the previously announced underwritten public offering of NRx Pharmaceuticals, Inc. exercised their option in accordance with the Underwriting Agreement, dated February 27, 2024, by and between the Company and EF Hutton LLC, as representative of the several underwriters named therein, to purchase up to an additional 750,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $0.30 per share (the “Overallotment Exercise”). The Overallotment Exercise closed on March 6, 2024. The Overallotment Exercise closed on March 6, 2024. Aggregate net funds received from the transaction were approximately $0.2 million.

On February 29, 2024, we entered into a securities purchase agreement with an investor providing for the issuance and sale of 2,700,000 shares of Common Stock and warrants to purchase up to 2,700,000 shares of Common Stock (the “February Warrants”) at a price of $0.38 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February Warrants will have an exercise price of $0.38 per share, are initially exercisable beginning six months following the date of issuance, and will expire 5 years from the date of issuance. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of NRX Pharmaceuticals, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the fair value of the convertible note payable, earnout cash liability, fair value of stock options and warrants, and the utilization of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of December 31, 2023 the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $4.1 million. The Company has not experienced any losses on its deposits of cash. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company accounts for revenue under ASC 606, Revenue for Contract with Customers (“ASC 606”) or other accounting standards for revenue not derived from customers. Arrangements may include licenses to intellectual property, research services and participation on joint research committees. The Company evaluates the promised goods or services to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of research, the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

The Company enters into contractual arrangements that may include licenses to intellectual property and research and development services. When such contractual arrangements are determined to be accounted for in accordance with ASC 606, the Company evaluates the promised good or services to determine which promises, or group of promises, represent performance obligations. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

Non-cancellable Contracts

The company may record certain obligations as liabilities related to non-cancellable contracts. If appropriate the offsetting costs may be recorded as a deferred cost asset.

Convertible Note Payable

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. The portion of total changes in fair value of the convertible note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Loss. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred.

The Company estimates the fair value of the convertible note payable using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration (i.e. expected term) of the convertible note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future equity and volume volatility based on the historical volatility of both our common stock price and common stock trading volume utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined based on the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company. Interest expense is included within the fair value of the convertible note payable. Management believes those assumptions are reasonable but if these assumptions change, it could materially affect the fair value.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,
	2023	2022
Stock options	2,649,828	2,548,849
Restricted stock awards	1,241,667	1,000,000
Convertible preferred stock	3,000,000	—
Common stock warrants	33,214,991	16,484,923

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the year ended December 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	December 31,
	2023	2022

Prepaid expenses and other current assets:
Prepaid insurance	$1,078	$3,167
Prepaid clinical development expenses	871	1,966
Other prepaid expenses	334	331
Other current receivables	6	7
Prepaid legal expenses	—	270
Total prepaid expenses and other current assets	$2,289	$5,741

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 31,
	2023	2022
Accrued and other current liabilities:
Professional services	$2,686	$342
Accrued research and development expenses	1,112	974
Accrued employee expenses	835	923
Other accrued expenses	81	2,616
Total accrued and other current liabilities	$4,714	$4,855

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terminate the License Agreement if the current phase 2 study successfully concludes prior to March 31, 2024 and the Type B meeting with the FDA is completed by March 31, 2024 and Alvogen does not notify the Company within 60 days that it wishes to proceed with the development of NRX-101 or has not paid the First Milestone Payment.

Upon expiration or termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement will revert to the Company, and all other rights and obligations of each of the parties will immediately cease, except for outstanding amounts owed as of the time of such expiration or termination. Upon termination, Alvogen will grant to the Company an exclusive irrevocable, perpetual, worldwide, royalty-bearing, sublicensable, transferrable license under the NDA rights to develop, manufacture, have manufactured, or commercialize the product in the field of bipolar depression with suicidality. Such reversion license would be granted by Alvogen to the Company in exchange for an equitable royalty payable by the Company to Alvogen that would be negotiated and agreed in good faith by the parties within 30 business days of such matter being presented to them.

Milestone Payments

In exchange for the license grant and the participation of the Company in the development, regulatory and commercial activities described below, Alvogen was obligated to pay the Company an initial $9 million cash payment upon the later of a positive data read-out from the Company’s ongoing Phase 2b/3 clinical trial and completion of the Type B meeting with the U.S. FDA (the “First Milestone Payment”). In February 2024, the parties executed an amendment accelerating payment of $5 million related to the First Milestone Payment, with the remaining $4 million due upon the original agreement’s terms. Refer to Note 14 for more information regarding the amendment. A second milestone payment of $5 million (the “Approval Payment”) is due upon Alvogen’s receipt of a copy of the FDA’s notice of NDA Approval for Product with the label indication for the treatment of bipolar depression with sub-acute or acute suicidality. Additional bonus milestone payments of increasing amounts up to $315 million will be payable upon the achievement of net sales targets measured over the trailing four quarters. Alvogen also will pay royalties (as described below) to the Company based on the net sales of NRX-101, with a reduction in royalties on a country-by-country basis upon expiration or termination of the Company’s patent protection on the NRX-101 composition.

Royalties

Subject to certain adjustments for sublicensing and other deductions, commencing on the first commercial sale of NRX-101, Alvogen has agreed to pay to the Company tiered royalties calculated on the basis of a percentage, ranging from the low to mid-teens, of annual net sales of NRX-101 measured over the trailing four quarters. In addition, if Alvogen sublicenses NRX-101 in any country other than the U.S. (in which the royalty rates described above will apply), Alvogen will pay the Company a percentage of any and all consideration received by Alvogen or its affiliates from sublicensing any of the rights granted.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company has not achieved any milestones nor recognized any revenue associated with the License Agreement (see Note 14).

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The discount to the principal amount is included in the carrying value of the Note. During 2022, the Company recorded a debt discount of approximately $1.0 million upon issuance of the Note for the original issue discount of $1.0 million. As a result of electing the fair value option, any direct costs and fees related to the Note was expensed as incurred. For the years ended December 31, 2023 and 2022, the Company recorded a change in fair value of the Note of approximately $2.7 and $0.5 million, respectively, which was recognized in other (income) expense on the Consolidated Statement of Operations as a result of the Company’s election of the fair value option.

During the year ended December 31, 2023, the Company made cash interest payments on the Note of approximately $0.9 million, including $0.1 million of redemption premiums and issued shares of Common Stock as interest repayment of $0.2 million. During the year ended December 31, 2023, the Company made cash principal repayments on the Note of approximately $2.3 million, and issued shares of Common Stock as principal repayment of $0.7 million. As of December 31, 2023, the Note carried a remaining principle balance of $8.3 million.

The following table presents the Convertible Note as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Par value of the Note	$11,020	$11,020
Unamortized debt discount	(497)	(1,000)
Conversions and repayments of principal and interest (shares and cash)	(4,072)	—
Carrying value of the Note before current period change in fair value	6,451	10,020
Fair value adjustment through earnings	2,707	505
Fair value adjustment through accumulated other comprehensive loss	3	—
Total carrying value of Note	$9,161	$10,525

Convertible note payable - current portion	$9,161	$7,703
Convertible note payable, net of current portion	$—	$2,822

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies

Sarah Herzog Memorial Hospital License Agreement

The Company is required to make certain payments in order to maintain the SHMH license agreement, including:

Milestone Payments

End of Phase I Clinical Trials of Licensed Product	$100,000
End of Phase II Clinical Trials of Licensed Product	$250,000
End of Phase III Clinical Trials of Licensed Product	$250,000
First Commercial Sale of Licensed Product in U.S.	$500,000
First Commercial Sale of Licensed Product in Europe	$500,000
Annual Revenues Reach $100,000,000	$750,000

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of December 31, 2023, $0.4 million in payments have been made.

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

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement. The Company paid $150,000 in annual maintenance fees in each of the years ended December 31, 2023 and 2022.

Exclusive License Agreement

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. As of December 31, 2023, the Company has recorded $0.2 million worth of expenses relating to the licensure of the patent recorded in Research and development expenses on the Consolidated Statements of Operations and Comprehensive Loss.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the years ended December 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

Sponsored Research Agreement with National Jewish Health

On February 8, 2021, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with National Jewish Health (“NJ Health”), a Colorado not-for-profit institution. Under the terms of the Research Agreement, the Company agreed to sponsor a research study at NJ Health relating to the impact of the Company’s' former product candidate Aviptadil on propagation of SARS-CoV-2 in alveolar type II cells in vitro (the “Study”). In return for performance of the Study under the Research Agreement, the Company has committed to pay NJ Health approximately $0.4 million upon finalization of the work. As of December 31, 2023, the Company has fully paid NJ Health the total committed amount under this agreement.

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

Upon commercial launch of the Product by the Relief Parties or any of their affiliates, licensees or sublicensees (or upon authorization of use for any indication of the Product other than COVID-19), the Company is entitled to receive milestone payments in stages up to an aggregate amount of $13.0 million. The Relief Parties have also agreed to pay royalties to the Company on aggregate net sales of all Products, subject to a cap on royalty payments of $30.0 million in the aggregate. No royalties have been received under this agreement as of December 31, 2023. In addition, Relief is obligated to use commercially reasonable efforts to continue the Company’s existing Right to Try Program until December 2024.

Mutual indemnity provisions in the APA will protect each party from any breaches of the settlement arrangements by the other party, provided, that the Company’s indemnity obligations will not start until the Relief Parties have begun making royalty or milestone payments to the Company, subject to certain exceptions. With respect to the Company, there is an

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 12, 2022, the Company received a demand for arbitration (the “Demand”) from GEM.  The Demand claimed that NeuroRx, failed to satisfy its obligation to pay GEM a commitment fee in the amount of HK$15,000,000 (approximately US$1,920,885 at the then-current exchange rates) pursuant to the GEM Agreement.

On July 17, 2023, NeuroRx and GEM entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which the parties agreed to dismiss the arbitration proceeding with prejudice. Pursuant to the Settlement Agreement on August 31, 2023, the Company issued 675,676 shares of Common Stock, the fair value of which was approximately $0.3 million based on the quoted trading price on the grant date, to GEM in full satisfaction of the Settlement Agreement which was approximately $0.3 million and was expensed as “Settlement expense” in fiscal 2023. The shares are registered under a prospectus supplement to the Company’s registration statement on Form S-3 and are subject to a restriction that they cannot be sold or traded for a period of six months from the effective date of the Settlement Agreement.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Equity

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

During the year ended December 31, 2023, the Company sold and issued 3,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock was sold with one warrant (a “Unit"), see investor warrant section below for terms, for an aggregate cash purchase price of $1.2 million or $0.40 per Unit.

Dividend Rights

The holders of Series A Preferred Stock are not entitled to receive any dividends in respect to the Series A Preferred Stock.

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible into a number of shares of Common Stock equal to the number of shares of Series A Preferred Stock being converted. Notwithstanding the foregoing, no share of Series A Preferred Stock shall be convertible during the six (6) month period following the issuance date; provided, however, if the Common Stock trades at or above $1.20 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events), as reported on Bloomberg, L.P. on any trading day, holder may convert the Series A Preferred Stock prior to the six (6) month anniversary of the issuance date. No fractional shares will be issued upon conversion. Conversion is subject to certain limitations, including the holder not owning more than 4.9% of the outstanding shares of Common Stock.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 500,000,000 shares of common stock with a par value of $0.001.

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement with the March Investors, providing for the issuance and sale of 3,866,666 shares of Common Stock and the March Investor Warrants to purchase up to 3,866,666 shares of Common Stock in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.75 per share. The March Investor Warrants have an exercise price of $0.75 per share, are exercisable beginning on September 8, 2023 and will expire 5 years from the March Initial Exercise Date. The March Investors agreed not to transfer the Common Stock for six months following the date of issuance. The aggregate net cash proceeds to the Company from the March Offering were approximately $2.5 million net of offering costs of approximately $0.4 million. The Company used the net proceeds from such offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on March 9, 2023. The securities were issued pursuant to the Company’s registration statement on Form S-3 filed with the SEC on June 9, 2022 (File No. 333-265492) which became effective on June 21, 2022.

On February 8, 2023, the Company entered into a letter agreement with H.C. Wainwright & Co., LLC. Although they did not act as the placement agent with respect to the March 2023 Offering, H.C. Wainwright & Co., LLC was paid a cash fee equal to 3.0% of the amount raised, or approximately $0.1 million, pursuant to the letter agreement, which was charged against the proceeds in additional paid-in capital.

On June 6, 2023, the Company entered into a securities purchase agreement with the June Investors, providing for the issuance and sale of 9,670,002 shares of the Company’s Common Stock and the June Investor Warrants to purchase up to 9,670,002 shares of Common Stock. The Common Stock was issued in a registered direct offering for a purchase price of $0.65 per share and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. The aggregate net cash proceeds to the Company from the June Offering were approximately $5.6 million. The Company used the net proceeds from the June Offering for working capital and general corporate purposes.

H.C. Wainwright & Co. LLC acted as the exclusive placement agent (the “Placement Agent”) for the June 2023 Offering. The Placement Agent was paid a cash fee equal to 6.5% of the gross proceeds received by the Company from the sale of the securities at the closing of the June Offering or approximately $0.6 million which was charged against the proceeds in additional paid-in capital. The Company used the net proceeds from such offering for working capital and general corporate purposes.

In connection with the Note issued to Streeterville, on May 15, 2023 the Company issued 408,673 Common Stock to Streeterville in repayment of interest on the Note. Additionally on August 4, 2023 and August 30, 2023, the Company issued 1,312,658 and 1,542,890 respectively to Streeterville for repayment of principal and interest under the Note. Refer to Note 7 for further details.

On July 17, 2023, the Company and GEM entered into a settlement agreement where the Company issued 675,676 shares of Common Stock to GEM in full satisfaction of its obligation. Refer to Note 8 for further details.

The Company sold 7,824,727 shares of common stock during the year ended December 31, 2022 and received gross proceeds of $22.7 million. The Company issued 49,605 shares of common stock resulting from options that were exercised which generated proceeds of less than $0.1 million.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

Substitute Warrants

In connection with the Merger in 2021, each warrant to purchase shares of common stock of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into a warrant, based on the Exchange Ratio (of 3.16), that will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant (the “Substitute Warrants”). There were 3,792,970 warrants outstanding and unexercised at the effective time. As these Substitute Warrants meet the definition of a derivative as contemplated in ASC 815, based on provisions in the warrant agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions, the Substitute Warrants were recorded as derivative liabilities on the consolidated balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

The Company recognized a gain and a loss on the change in fair value of the Substitute Warrants for the years ended December 31, 2023 and 2022 of less than $0.1 million and less than $0.1 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the years ended December 31, 2023 and 2022 no Public Warrants were exercised. The outstanding balance of these warrants remains in equity.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”). The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its Consolidated Balance Sheet as of December 31, 2023 and 2022. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a gain on the change in fair value of the Private Placement Warrants for the years ended December 31, 2023 and 2022 of less than $0.1 million and $0.3 million, respectively. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

Investor Warrants

As discussed above, on March 8, 2023, in conjunction with the issuance and sale of 3,866,666 shares of the Company’s Common Stock, the Company issued 3,866,666 March Investor Warrants which were classified in stockholder’s equity. The measurement of fair value of the March Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.72, exercise price of $0.75, term of five and a half years, volatility of 123.6%, risk-free rate of 4.34%, and expected dividend rate of 0%). The March

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investor Warrants had an original exercise price of $0.75 per share, are initially exercisable beginning six months following the March Initial Exercise Date and will expire five and a half years from the March Initial Exercise Date.  The grant date fair value of these March Investor Warrants was estimated to be $2.4 million on March 8, 2023 and is reflected within additional paid-in capital.

As discussed above, on June 6, 2023, in conjunction with the issuance and sale of 9,670,002 shares of the Company’s Common Stock, the Company issued 9,670,002 June Investor Warrants which were classified in stockholder’s equity.

The measurement of fair value of the June Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.53, exercise price of $0.65, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%). The grant date fair value of these June Investor Warrants was estimated to be $3.1 million on June 6, 2023, and is reflected within additional paid-in capital.

The Company issued 193,400 warrants to the Placement Agent with an exercise price of $0.81 (the “June Placement Agent Warrants”). As these June Placement Agent Warrants were issued for services provided in facilitating the June Offering, the Company recorded the fair value of such June Placement Agent Warrants of approximately $0.1 million as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.53, exercise price of $0.81, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%).

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

The Company recorded the incremental change in fair value of such Amended Warrants of $1.5 million as a cost of capital to issue the June Investor Warrants. The measurement of fair value for the Amended Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.53, exercise price of $0.65, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%).

As discussed above, on August 28, 2023, in conjunction with the issuance and sale of 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, the Company issued 3,000,000 August Investor Warrants which were classified in stockholder’s equity. Each Investor Warrants had an exercise price of $0.40 and term of five years. The measurement of fair value of the August Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.30, exercise price of $0.40, term of five years, volatility of 175.1%, risk-free rate of 4.38%, and expected dividend rate of 0%). The grant date fair value of these August Investor Warrants was estimated to be $0.8 million on August 28, 2023 and is reflected within additional paid-in capital.

On October 24, 2023, in connection with the Securities Purchase Agreement dated March 8, 2023, the Company entered into a warrant amendment agreement (the “October Warrant Amendment Agreement”) with certain Investors to amend the existing Investor Warrants to purchase up to 3,866,666 shares of Common Stock that were previously issued in March 2023 adjusted from the original exercise price of $0.75 to $0.6525 per share (the “October Amended Warrants”).

The Company recorded the incremental change in fair value of such October Amended Warrants of approximately $9.0 thousand as a deemed dividend and an adjustment to arrive at net income available to common stockholders on the statement of operations. As the Company is in an accumulated deficit position, in the absence of retained earnings, the

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recorded the reduction to additional paid-in capital (i.e., a net zero impact to additional paid-in capital). The measurement of fair value for the October Amended Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of amendment (i.e., share price of $0.28, exercise price of $0.6525, term of five years, volatility of 159.4%, risk-free rate of 4.85%, and expected dividend rate of 0%).

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

The following table provides the activity for all warrants for the respective periods.

		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic Value
	Total Warrants	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2022	16,484,923	3.59	$6.49	$—
Issued	16,730,068	4.38	0.61	180
Outstanding as of December 31, 2023	33,214,991	3.91	$2.30	$180

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

In connection with the Merger, each option of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share, based on the Exchange Ratio (of 3.16).

Upon the closing of the Merger, the outstanding and unexercised NeuroRx stock options became options to purchase an aggregate 2,895,423 shares of the Company’s Common Stock at an average exercise price of $5.10 per share.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 Omnibus Incentive Plan

As of December 31, 2023, 8,713,608 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2023, 664,430 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023 the first amendment to the 2021 Omnibus Plan was executed which increased the maximum number of Shares (i) available for issuance under the Plan, by an additional 2,000,000 Shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the Plan to be equal to 100% of the Share Pool. As of December 31, 2023, 6,579,613 shares have been awarded and 2,133,995 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

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

The following assumptions were used for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Exercise price	$0.30 - $1.18	$0.51 - $3.10
Risk-free rate of interest	3.83% - 4.79%	1.8% - 4.36%
Expected term (years)	0.5 - 7.0	5.3 - 6.5
Expected stock price volatility	150.3%	94.9% - 147.8%
Dividend yield	—	—

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	2,548,849	$ 0.20	3.2	$ 2,549
Options granted	900,000	0.64	—	—
Forfeited	(790,021)	(5.28)	—	—
Expired	(9,000)	-	—	—
Outstanding as of December 31, 2023	2,649,828	$ 1.83	7.7	$ 75
Options vested and exercisable as of December 31, 2023	1,511,323	$ 2.31	6.4	$ 42

Stock-based compensation expense related to stock options was approximately $0.1 million during the year ended December 31, 2023.

The weighted average grant date fair value per share for employee stock and non-employee option grants during the years ended December 31, 2023 and 2022 was $0.35 and $1.12, respectively. At December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, was $0.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022 (unvested)	1,000,000	$ 0.57
Granted	575,000	0.46
Vested	(333,333)	0.57
Balance as of December 31, 2023 (unvested)	1,241,667	$ 0.52

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

On December 28, 2023, the Company granted 575,000 RSAs to a consultant for services provided. The RSAs will vest after six months from the grant date. The shares were valued on the grant date based on the quoted price of $0.46 or approximately $0.3 million which will be amortized over the vesting term.

As of December 31, 2023, total unrecognized compensation expense related to RSAs was approximately $0.4 million, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense related to RSAs was approximately $0.3 million during the year ended December 31, 2023.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):
	Years Ended December 31,
	2023	2022
Stock-based compensation expense
General and administrative	$572	$3,002
Research and development	(185)	626
Total stock-based compensation expense	$387	$3,628

Research and development related stock-based compensation expenses carried a negative balance for 2023 due to reversals of unvested stock options related to 2023 terminations in accordance with our policy.

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2023 and 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services are estimated based on the Black-Scholes model during the years ended December 31, 2023 and 2022. The fair value of the Note was estimated utilizing a Monte Carlo simulation during the years ended December 31, 2023 and 2022.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at years ended December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		December 31,
Description	Level	2023	2022
Assets:
Money Market Account	1	$3,874	$15,249

Liabilities:
Warrant liabilities (Note 9)	3	$17	$37
Convertible note payable (Note 7)	3	$9,161	$10,525

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Payable

The significant inputs used in the Monte Carlo simulation to measure the convertible note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

	December 31,
	2023	2022
Stock price on valuation date	$0.46	$0.83
Time to expiration	0.34	1.50
Note market interest rate	9.0%	9.0%
Equity volatility	85.0%	165.0%
Volume volatility	590%	580%
Risk-free rate	5.35%	4.71%
Probability of default	10.7%	7.6%

The following table sets forth a summary of the changes in the fair value of the Convertible Note categorized within Level 3 of the fair value hierarchy (in thousands):

	December 31,
	2023	2022
Par value of the Note	$11,020	$11,020
Unamortized debt discount	(497)	(1,000)
Conversions and repayments of principal and interest (shares and cash)	(4,072)	—
Carrying value of the Note before current period change in fair value	6,451	10,020
Fair value adjustment through earnings	2,707	505
Fair value adjustment through accumulated other comprehensive loss	3	—
Total carrying value of Note	$9,161	$10,525

Convertible note payable - current portion	$9,161	$7,703
Convertible note payable, net of current portion	$—	$2,822

Warrant Liabilities

The Company utilizes a Black-Scholes model approach to value the Private Placement Warrants and Substitute Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. There were no transfers between levels within the fair value hierarchy during the periods presented. Inherent in a Black Scholes options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and peer company volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31,
	2023	2022
Stock price on valuation date	$0.46	$1.11
Exercise price per share	$11.50	$11.50
Expected life	2.40	3.40
Volatility	150.3%	100.0%
Risk-free rate	4.14%	4.17%
Dividend yield	0.00%	0.00%
Fair value of warrants	$0.13	$0.26

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2021	$292
Gain upon re-measurement	(255)
Balance as of December 31, 2022	37
Gain upon re-measurement	(20)
Balance as of December 31, 2023	$17

12. Income Taxes

The Company maintains a full valuation allowance on its net deferred tax asset due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2023 and 2022 due to the uncertainty of future taxable income. In the years ended December 31, 2023 and 2022, the difference between the statutory tax rate and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consist of the following:

	For the Years Ended December 31,
	2023	2022
Federal statutory rate	(21.00)%	(21.00)%
Permanent items	0.18%	0.08%
Fair market value earnout	—%	(2.42)%
Settlement warrants	(0.02)%	0.00%
Stock compensation	3.21%	(0.01)%
Foreign rate differential	—%	0.33%
State taxes	4.74%	(1.62)%
Increase in valuation allowance	9.45%	24.64%
R&D credit	1.66%	—%
Convertible Note	1.89%	—%
Other	(0.11)%	—%
Effective tax rate	0.00%	0.00%

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax provision (benefit) are as follows (in thousands):

	As of December 31,
	2023		2022
Federal	$		$
Current		—		—
Deferred		(4,278)		(9,295)
Foreign
Current		—		—
Deferred		—		133
State and Local
Current		—		—
Deferred		1,428		(647)
Change in Valuation Allowance		2,850		9,809
Total		$—		$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$35,860	$33,640
Common stock warrants	1,822	1,894
174 capitalization	5,169	3,410
Stock-based compensation	1,400	2,411
Bonus accrual	167	202
Other	488	—
R&D credit	—	500
Depreciation	(2)	(3)
	44,904	42,054
Valuation allowance	(44,904)	(42,054)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2023 and 2022, the Company had federal net operating losses of approximately $168.5M and $152.4M and state net operating loss carryforwards of approximately $10.4M and $30.2M, respectively. The federal and state  net operating loss carryforwards generated in the tax years from 2015 to 2018 will begin to expire, if not utilized, by 2035. Certain Net Operating Losses in these jurisdictions are not subject to expiration.  Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

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

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of products or generation of revenue from product sales since inception.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the years ended December 31, 2023 and 2022 and in total, as of December 31, 2023 and 2022 has recognized penalties and interest of $0.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2023, open years related to all jurisdictions are 2022, 2021, 2020, & 2019.

The Company has no open tax audits with any taxing authority as of December 31, 2023.

13. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to NRx Pharmaceuticals. During the years ended December 31, 2023 and 2022, the Company paid Glytech $0.3 million and $0.3 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to NRx Pharmaceuticals. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that NRx Pharmaceuticals considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. On November 6, 2022 the Glytech Agreement was amended whereby Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology to NRx Pharmaceuticals for no additional consideration at any time upon receipt of written notice from the Company if, on or prior to March 31, 2024, (i) the value of the Glytech equity holdings in NRx Pharmaceuticals (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days).

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.9 million and $0.9 million during the years ended December 31, 2023 and 2022, respectively.

On March 29, 2023, the Consulting Agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company.

The amendment also provides, subject to the approval of the Board of Directors, for a grant of 500,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (250,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (250,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of December 31, 2023, the Board of Directors has not approved the grant of restricted stock.

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

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.2 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively. These services are ongoing.

Agreements with PillTracker

The Company paid PillTracker for digital health product development required to track the use of Aviptadil in clinical trials. Zachary Javitt and Dr. Jonathan Javitt are the chief executive officer and board chairman, respectively, of PillTracker. PillTracker agreements and transactions are submitted to the General Counsel of the Company and the Chair of the Audit Committee for approval in accordance with the terms of the Company’s Related Person Transactions Policy. The Master Service Agreement dated April 1, 2020, and all work orders thereunder, have been suspended by mutual agreement pending the Company’s re-evaluation of its respiratory franchise. NRx Pharmaceuticals paid PillTracker $0.2 million during the year ended December 31, 2022. No Pilltracker-related expenses have been recognized in 2023.

Included in accounts payable were less than $0.1 million and less than $0.1 million due to the above related parties as of December 31, 2023 and 2022, respectively.

14. Subsequent Events

Reverse Stock-split

On March 21, 2024, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect, at the discretion of the Board of Directors of the Company (the “Board”), a reverse stock split of all of the outstanding shares of the Company’s Common Stock, $0.001 par value per share, at a ratio in the range of 1-for-2 to 1-for-15, with such ratio to be determined by the Board in its discretion. On March 21, 2024, the Board approved a reverse stock split ratio of 1-for-10 (the “Reverse Stock Split”). Proportional adjustments for the Reverse

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Split will be made to the Company’s outstanding stock options, restricted stock, warrants and equity incentive plans upon effectiveness. Though the necessary approvals have been made, the Reverse Stock Split is not yet effective.

The following is the unaudited pro-forma effect of the 1:10 Reverse Stock Split on the basic and diluted net loss per share:

Historical per share data – (Pre- Split basis)	December 31, 2023	December 31, 2022

Net loss attributable to Common Stockholders	$(30,159)	$(39,754)
Basic and diluted weighted average shares outstanding	75,761,763	65,766,786
Basic and diluted net loss per share	$(0.40)	$(0.60)

Historical per share data – (Post- Split basis) (UNAUDITED)	December 31, 2023 (Unaudited)	December 31, 2022 (Unaudited)

Net loss attributable to Common Stockholders	$(30,159)	$(39,754)
Basic and diluted weighted average shares outstanding	7,576,181	6,574,730
Basic and diluted net loss per share	$(3.98)	$(6.05)

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the unaudited pro-forma effect of the 1:10 Reverse Stock Split on the consolidated balance sheets (in thousands, except share and per share data):

	December 31, 2023	1:10 adjustment	Pro-Forma Effect December 31, 2023 (Unaudited)

Total assets	$7,315	$—	$7,315

Total liabilities	19,048	—	19,048

Stockholders’ (deficit) equity:
Series A convertible preferred stock	3	—	3
Common stock	84	(76)	8
Additional paid-in capital	241,330	76	241,406
Accumulated other comprehensive loss	(3)	—	(3)
Accumulated deficit	(253,147)	—	(253,147)
Total stockholders’ (deficit) equity	(11,733)	—	(11,733)
Total liabilities and stockholders' (deficit) equity	$7,315	$—	$7,315

	December 31, 2022	1:10 adjustment	Pro-Forma Effect December 31, 2022 (Unaudited)

Total assets	$25,816	$—	$25,816

Total liabilities	18,407	—	18,407

Stockholders’ (deficit) equity:
Series A convertible preferred stock	—	—	—
Common stock	67	(60)	7
Additional paid-in capital	230,339	60	230,399
Accumulated other comprehensive loss	—	—	—
Accumulated deficit	(222,997)	—	(222,997)
Total stockholders’ (deficit) equity	7,409	—	7,409
Total liabilities and stockholders' (deficit) equity	$25,816	$—	$25,816

Conversion of Preferred Shares

In March 2024, holders of the Company’s Series A convertible preferred stock elected to convert 3,000,000 shares of Series A convertible preferred stock into 3,000,000 shares of Common Stock. Following the conversion, no shares of Series A convertible preferred stock remained issued or outstanding.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATM Closings

From February 20, 2024 to March 11, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 345,829 shares of unregistered common stock at a range of  $0.4643 – $0.71 per share. The final ATM Purchase Agreement closed on March 11, 2024. The aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $0.2 million.

February 2024 Purchase Agreement

On February 29, 2024, we entered into a securities purchase agreement with an investor providing for the issuance and sale of 2,700,000 shares of Common Stock and warrants to purchase up to 2,700,000 shares of Common Stock (the “February Warrants”) at a price of $0.38 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February Warrants will have an exercise price of $0.38 per share, are initially exercisable beginning six months following the date of issuance, and will expire 5 years from the date of issuance. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

February 2024 Offerings

On February 27, 2024, NRx Pharmaceuticals, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”). The public offering price for each share of Common Stock was $0.30 and the Underwriters purchased the shares of Common Stock pursuant to the Underwriting Agreement at a price for each share of Common Stock of $0.276. Pursuant to the Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 750,000 shares (the “Option Shares”) of the Common Stock on the same terms as the Shares sold in the Offering (the “Over-Allotment Option”). On February 28, 2024, the Offering closed (the “Closing Date”). The aggregate net cash proceeds to the Company from the Offering proceeds were were approximately $1.3 million. On March 5, 2024, the underwriters of the previously announced underwritten public offering of NRx Pharmaceuticals, Inc. (the “Company”) exercised their option in accordance with the Underwriting Agreement, dated February 27, 2024, by and between the Company and EF Hutton LLC, as representative of the several underwriters named therein, to purchase up to an additional 750,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $0.30 per share (the “Overallotment Exercise”). The Overallotment Exercise closed on March 6, 2024. The aggregate net cash proceeds to the Company from the Overallotment Exercise were approximately $0.2 million.

Streeterville Amendment

On February 9, 2024, the Company entered into Amendment #3 to Convertible Promissory Note (the “Third Amendment”), with Streeterville Capital, LLC (“Streeterville”). Pursuant to the Third Amendment, the Company and Streeterville agreed to further amend the terms of that certain Convertible Promissory Note dated November 4, 2022, in the original principal amount of $11,020,000, as amended by the amendments to the Convertible Promissory Note dated March 30, 2023 and July 7, 2023 (as amended, the “Note”). In accordance with the Third Amendment, the Company and Streeterville agreed to amend the redemption provisions of the Note. In particular, the Company agreed to pay Streeterville an amount in cash equal to $1,100,000 on February 12, 2024. In addition, beginning on or before February 29, 2024, on or before the last day of each month until July 31, 2024 (the “Minimum Payment Period”), the Company shall pay Streeterville an amount equal

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to $400,000 in cash (a “Minimum Payment”), less any amount satisfied by the delivery of Redemption Conversion Shares (as defined in the Note).

Notwithstanding the foregoing, after April 30, 2024, and for the remainder of the Minimum Payment Period, Streeterville may redeem any Redemption Amount (as defined in the Note), including an amount in excess of the Minimum Payment, subject to the Maximum Monthly Redemption Amount (as defined in the Note). During the Minimum Payment Period, the Company is permitted to pay the Redemption Amounts in the form of shares of common stock of the Company (the “Redemption Conversion Shares”) calculated on the basis of the Redemption Conversion Price (as defined in the Note) without regard to the existence of any Equity Conditions Failure to the extent Streeterville submits redemption notices during such month pursuant to the terms of the Note, and only for the Redemption Amounts covered by such notices. Moreover, the Redemption Premium (as defined in the Note) will continue to apply to the Redemption Amounts. To the extent there is an outstanding balance under the Note after the expiration of the Minimum Payment Period, the Company will be required to pay such outstanding balance in full in cash by August 31, 2024.

Streeterville Note Payment

Since December 31, 2023 and through March 25, 2024, the Company has made aggregate principal and interest payments of $2.9 million to Streeterville, consisting of cash payments of $2.5 million and the issuance of 1,436,472 shares of common stock with a value of $0.4 million.

Alvogen Agreement Amendment

As of February 7, 2024, the Alvogen agreement was amended and the company became eligible to receive $5 million as an advance of the first Milestone completion within the Alvogen Agreement. As compensation for advancing the milestone, Alvogen and Lotus will receive 4.1 million warrants to purchase the Company's common stock, at a strike price of $0.40 with a three year term.  The second portion of the first milestone will be $4 million and, as before, be triggered by a positive response to the Company's planned end of phase 2 meeting with FDA. A second milestone payment of $5 million (the “Approval Payment”) is due upon Alvogen’s receipt of a copy of the FDA’s notice of NDA Approval for Product with the label indication for the treatment of bipolar depression with sub-acute or acute suicidality. NRx then remains eligible to receive up to $315 million in future development and sales milestones, as well as royalty payments escalating to mid-teen percentages on Net Sales, subject to achievement of certain sales volumes.

Hope Therapeutics

The Company announced on February 5, 2024 that the incorporation of HOPE Therapeutics™ (HOPE), a biotechnology company dedicated to bring NRX-100 (IV Ketamine), will be re-designated HTX-100, a potentially lifesaving treatment option for patients with Suicidal Depression. The company will initially be owned by NRx and its current shareholders, who will receive their shares in the form of a dividend with an accompanying royalty coupon tied to future sales of HTX-100, subject to Board approval. HOPE is dedicated to providing an FDA-approved presentation of IV Ketamine, manufactured to current federal standards, in a diversion- and abuse-deterrent presentation. A New Drug Application (NDA) is planned for the first half of 2024, based on more than 1,000 patients treated in well-controlled trials of ketamine in Suicidal Depression together with HOPE's expertise in sterile products formulation.

Compliance with Nasdaq Listing Requirements

On February 3, 2024, the Company announced that it has been granted an exception by the Nasdaq Hearing Panel to meet compliance requirements by April 16, 2024. This is conditional upon the Company completing a transfer of its listing from The Nasdaq Global Market to the Nasdaq Capital Market, which was approved and took effect at the opening of business on January 19, 2024.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of December 31, 2023 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 in providing reasonable assurance of achieving the desired control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data are set forth in Item 8. Financial Statements and Supplementary Data in this annual report:

●	Reports of Independent Registered Public Accounting Firms on the Consolidated Financial Statements
●	Consolidated Balance Sheets
●	Consolidated Statement of Operations and Comprehensive Loss
●	Consolidated Statements of Stockholders’ Equity (Deficit)
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

1.1	At The Market Offering Agreement, dated August 14, 2023, by and between the Company and H.C. Wainwright & Co., LLC	8-K	1.1	08/14/2023

1.2	Underwriting Agreement, dated February 27, 2024, by and between NRx Pharmaceuticals, Inc. and EF Hutton LLC	8-K	1.1	02/28/2024

3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	05/28/2021

3.2	Second Amended and Restated By-Laws	8-K	3.2	05/28/2021

3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	3.1	09/01/2023

4.1	Warrant Agreement, dated as of November 20, 2017, by and between BRPA and Continental Stock Transfer & Trust Company	8-K	4.2	11/22/2017

4.2	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees	8-K	4.3	11/22/2017

4.3	Common Stock Purchase Warrant, dated March 9, 2023 by and between NRX Pharmaceuticals, Inc. and Purchasers	8-K/A	4.1	03/14/2023

4.4	Form of Investor Warrant	8-K/A	4.1	06/07/2023

4.5	Form of Warrant Amendment Agreement	8-K/A	4.2	06/07/2023

4.6	Form of Investor Warrant	8-K	4.1	09/01/2023

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

4.7	Form of Underwriter’s Warrant	8-K	4.1	02/28/2024

4.8	Description of Capital Stock				X

4.9	Form of Common Stock Purchase Warrant				X

10.1	Form of Securities Purchase Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.1	08/24/2021

10.2	Form of Preferred Investment Options, dated as of August 23, 2021, by and among the Company and the Selling Securityholders.	8-K	10.2	08/24/2021

10.3	Form of Registration Rights Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.3	08/24/2021

10.4	Form of Lock-Up Agreement, dated as of August 19, 2021, by and among the Company, Jonathan Javitt and Daniel Javitt.	8-K	10.4	08/24/2021

10.5	Stock Escrow Agreement, dated November 20, 2017, between BRPA, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company	8-K	10.2	11/22/2017

10.6	Registration Rights Agreement among BRPA and Big Rock Partners Sponsor, LLC	8-K	10.3	11/22/2017

10.7	Agreement, dated November 17, 2018, among BRPA, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC	8-K	10.1	11/20/2018

10.8	Stock Escrow Agent Letter, dated November 17, 2018	8-K	10.2	11/20/2018

10.9	Registration Rights Assignment Agreement, dated November 17, 2018	8-K	10.3	11/20/2018

10.10	Amendment to the Stock Escrow Agreement, dated May 24, 2021, among BRPA, Continental Stock Transfer & Trust Company, and the stockholder parties thereto	8-K	10.6	05/28/2021

10.11	Lock-up Agreement, dated May 24, 2021, by and between BRPA and the stockholder parties identified therein	8-K	10.7	05/28/2021

10.12	Registration Rights Agreement, dated May 24, 2021, by and among NRx Pharmaceuticals, Inc., certain equityholders of the Registrant named therein and certain equityholders of NeuroRx named therein	8-K	10.8	05/28/2021

10.13	Sponsor Agreement, dated May 24, 2021, by and among BRPA, the Big Rock Partners Sponsor, LLC, and BRAC Lending Group LLC	8-K	10.9	05/28/2021

10.14	NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	S-4	10.22	05/21/2021

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

10.15	Form of Subscription Agreement	8-K	10.1	03/15/2021

10.16	Development and License Agreement, dated as of May 2, 2016, between Glytech LLC and NeuroRx	S-4	10.24	05/21/2021

10.17	Amendment to Development and License Agreement, dated as of October 19, 2016, between Glytech LLC and NeuroRx	S-4	10.25	05/21/2021

10.18	Second Amendment to Amended and Restated Development and License Agreement, dated as of June 13, 2018, between Glytech LLC and NeuroRx	S-4	10.26	05/21/2021

10.19	Third Amendment to Amended and Restated Development and License Agreement, dated as of April 16, 2019, between Glytech LLC and NeuroRx	S-4	10.27	05/21/2021

10.20	Fourth Amendment to Amended and Restated Development and License Agreement, dated as of December 31, 2020, between Glytech LLC and NeuroRx	S-4	10.28	05/21/2021

10.21	Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim	S-4	10.29	05/21/2021

10.22	License and Option Agreement, dated as of September 1, 2020, between The Research Foundation For The State University of New York and NeuroRx	S-4	10.30	05/21/2021

10.23	Binding Collaboration Agreement, dated as of September 18, 2020, between Relief Therapeutics Holding Aktiengesellschaft and its wholly owned subsidiary Therametrics Discovery Aktiengesellschaft and NeuroRx	S-4	10.31	05/21/2021

10.24	Exclusive Distribution Agreement, dated as of September 25, 2020, between NeuroRx and Cardinal Health 105, Inc.	S-4	10.32	05/21/2021

10.25	Executive Employment Agreement, dated May 20, 2015, between NeuroRx and Jonathan C. Javitt	S-4	10.33	05/21/2021

10.26	“Work for Hire” Agreement, dated as of March 1, 2016, between NeuroRx and REBes Consulting LLC — Robert Besthof	S-4	10.34	05/21/2021

10.27	Amendment to “Work for Hire” Agreement, dated as of October 23, 2016, between NeuroRx and 20REBes Consulting LLC — Robert Besthof	S-4	10.35	05/21/2021

10.28	Consulting Agreement, dated as of January 1, 2021, between NeuroRx and Del Buono Legal, PLLC	S-4	10.36	05/21/2021

10.29	Feasibility Study and Material Transfer Agreement, dated as of January 6, 2021, by and between NeuroRx and TFF Pharmaceuticals, Inc.	S-4	10.37	05/21/21

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

10.30	Manufacturing Supply Agreement, dated as of August 25, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.38	05/21/2021

10.31	Amendment #1 to Manufacturing Supply Agreement, dated as of September 2, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.39	05/21/2021

10.32	Amendment #2 to Manufacturing Supply Agreement, dated as of November 5, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.40	05/21/2021

10.33	Amendment #3 to Manufacturing Supply Agreement, dated as of February 5, 2021, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.41	05/21/2021

10.34	Share Subscription Facility Agreement, dated as of October 18, 2019, among NeuroRx, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-4	10.42	05/21/2021

10.35	Common Stock Purchase Warrant dated March 28, 2021	S-4	10.43	05/21/2021

10.36	Clinical Trial Participation Agreement, dated as of December 17, 2020, by and between Quantum Leap Health Care Collaborative and NeuroRx	S-4	10.44	05/21/2021

10.37	Consulting Agreement with Randolph Guggenheimer III	8-K	10.33	05/28/2021

10.38	Voting Agreement by and between Jonathan Javitt and Daniel Javitt	8-K	10.34	05/28/2021

10.39	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.	10-Q	10.1	11/15/2021

10.40	Form of Securities Purchase Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.1	02/03/2022

10.41	Form of Preferred Investment Options, dated as of February 2, 2022, by and among the Company and the holders.	8-K	10.2	02/03/2022

10.42	Form of Registration Rights Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.3	02/03/2022

10.43	Form of Placement Agent Preferred Investment Option, dated as of February 2, 2022 by and among the Company and H.C. Wainwright & Co., LLC.	8-K	10.4	02/03/2022

10.44	Consulting Agreement, dated March 8, 2022, by and between the Company and Dr. Jonathan Javitt	8-K	10.1	03/09/2022

10.45	Letter Agreement, dated March 9, 2022, by and between NeuroRx, Inc. and REBes Consulting LLC – Robert Besthof	8-K	10.2	03/09/2022

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

10.46	Executive Employment Agreement, dated June 13, 2022, by and between NRx Pharmaceuticals, Inc. and Seth Van Voorhees	10-Q	10.1	08/15/2022

10.47	Executive Employment Agreement, dated July 12, 2022, by and between NRx Pharmaceuticals, Inc. and Stephen Willard	10-Q	10.1	11/14/2022

10.48	Share Purchase Agreement, dated November 4, 2022, by and between NRx Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.1	11/09/2022

10.49	Form of Note, dated November 4, 2022, by and between NRX Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.2	11/09/2022

10.50	Form of Guarantee, dated November 4, 2022, by and between NeuroRx, Inc. and Streeterville Capital, LLC	8-K	10.3	11/09/2022

10.51	Settlement Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.54	05/01/2023

10.52	Asset Purchase Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.55	05/01/2023

10.53	Share Purchase Agreement, dated March 8, 2023, by and between NRx Pharmaceuticals, Inc. and Purchasers	8-K/A	10.1	03/14/2023

10.54+	Pill Tracker Supplemental Task Order, dated November 15, 2021.	10-K	10.46	03/31/2022

10.55	Amendment to Consulting Agreement, dated March 29, 2023, by and between the Company and Dr. Jonathan Javitt.				X

10.56+	Development and License Agreement, dated as of June 2, 2023, by and among the Company and Alvogen.*	8-K	10.1	06/05/2023

10.57	Form of Securities Purchase Agreement	8-K/A	10.1	06/07/2023

10.58	Lock-Up Agreement	8-K/A	10.2	06/07/2023

10.59	Amendment to Convertible Promissory Note, dated June 30, 2023, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	10-Q	10.1	08/14/2023

10.60	Confidential Settlement Agreement and Release, dated July 17, 2023, by and between NRx Pharmaceuticals, Inc., NeuroRx, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS				X

10.61	Form of Securities Purchase Agreement	8-K	10.1	09/01/2023

10.62	Client Agreement, dated August 31, 2023, by and between NRx Pharmaceuticals, Inc. and LS Associates, a division of LifeSci Advisors, LLC Associates.	8-K	10.1	09/14/2023

Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

10.63	First Amendment to NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	12/29/2023

10.64

First Amendment to Exclusive, Global Development, Supply, Marketing & License Agreement, dated February 7, 2024, by and between NRx Pharmaceuticals, Inc., Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd.

X

10.65	Amendment #3 to Convertible Promissory Note, dated February 9, 2024, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	8-K	10.1	02/14/2024

10.66	Form of Securities Purchase Agreement, dated February 29, 2024				X

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated November 21, 2023	8-K/A	16.1	11/22/2023

23.1	Consent of Independent Registered Accounting Firm				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	NRx Pharmaceuticals, Inc. Compensation Recovery Policy				X

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (v) Notes to Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

NRX PHARMACEUTICALS, INC.

By:	/s/ Richard Narido
Richard Narido
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Stephen H. Willard	Chief Executive Officer
Stephen H. Willard	(Principal Executive Officer)

/s/ Richard Narido	Chief Financial Officer
Richard Narido	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. Flynn	Director
Patrick J. Flynn

/s/ Janet Rehnquist	Director
Janet Rehnquist

/s/ Chaim Hurvitz	Director
Chaim Hurvitz

/s/ Jonathan C. Javitt	Director
Jonathan C. Javitt