Form 10-K/A
period 2023-12-31
NRX Pharmaceuticals, Inc.
filed 2024-04-29
CIK 1719406

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

As of April 29, 2024, the registrant had 10,555,405 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) amends the Annual Report on Form 10-K of NRx Pharmaceuticals, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, new certifications of our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2022 are attached, each as of the filing date of this Amendment. Except as described above, no other changes have been made to the Original Filing.

On April 1, 2024, the Company completed a stockholder approved 1-for-10 reverse stock split (the “Reverse Split”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All references in this Amendment to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Split on a retroactive basis.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

INDEX

ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K to “NRx Pharmaceuticals,” “NRx,” the “Company,” “we,” “us,” “our,” or similar references mean NRx Pharmaceuticals, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth, as of the date of this Form 10-K/A, certain information regarding our executive officers and the members of the board of directors (the “Board”) of the Company who are responsible for overseeing the management of our business:

Name	Age	Position

Jonathan Javitt, M.D., M.P.H.	67	Chairman and Chief Scientist
Stephen H. Willard	64	Chief Executive Officer and Director
Riccardo Panicucci	64	Chief Manufacturing and Technology Officer
Matthew Duffy Richard Narido	61 46	Chief Business Officer Chief Financial Officer and Treasurer
Patrick J. Flynn	75	Director, Audit Committee Chair
Chaim Hurvitz	63	Director
Janet Rehnquist	66	Director, Compliance Committee Chair

Executive Officer and Director Biographies

Jonathan Javitt, M.D., M.P.H.  Dr. Javitt, founder of the Company, serves as our Chairman and as Chief Scientist and was re-elected Chairman in December 2023. Dr. Javitt additionally served as the Company’s CEO from May 2021 until March 2022. He was the Co-founder, Chairman, and CEO of NeuroRx, Inc., which merged with the Company in May 2021. He participated in leading drug and medical device development and commercialization projects for Allergan, Alcon, Eyetech, Merck, Novartis, Pfizer, and Pharmacia and has led the Company’s regulatory and clinical development efforts from their inception. He has played leadership roles in seven successful healthcare IT and biopharma start-up companies. He was appointed to healthcare leadership roles under President Ronald Reagan, George H.W. Bush, Clinton and George W. Bush. During the Reagan and Bush ‘41 administrations, he was designated as an Expert Consultant to the Department of Health and Human Services. President Clinton designated him as a Special Government Employee of the White House Executive Office of the President to serve on the 1993 Health Reform Task Force. Under President George W. Bush, he was commissioned to lead the Healthcare Committee of the President’s Information Technology Advisory Committee and to serve as a Special Employee of the Undersecretary of Defense. Dr. Javitt has published more than 200 scientific works in the areas of health outcomes and pharmacoeconomics that have been cited more than 31,000 times. Dr. Javitt holds an A.B. with Honors from Princeton University, an M.D. from Cornell University and a Masters of Public Health from the Harvard Chan School of Public Health which designated him an Alumnus of Merit in. He continues to serve as an adjunct Professor of Ophthalmology at the Johns Hopkins School of Medicine and as a Senior Fellow of the Potomac Institute for Policy Studies.

We re-elected Dr. Javitt to serve as Chairman, based on his substantial practical experience and expertise in drug development and his prior leadership in multiple private and public sector organizations.

Stephen H. Willard, Esq. Mr. Willard serves as our Chief Executive Officer and as a member of the Board since July 2022. He has more than 20 years of experience as the CEO of pharma and biotech companies. From 2012 to March 2021, Mr. Willard served, and since July 2022 has served, as a Director of Nozin, Inc., an infection prevention company and pioneer in nasal decolonization. From November 2013 to March 2021, Mr. Willard served as CEO of Cellphire Inc., (“Cellphire”) a leading company in platelet and cell stabilization, between, during which period he aided in the expansion of Cellphire, managed all aspects of its dynamic growth and oversaw all its operations. Prior to joining Cellphire, from 2000 to 2013, Mr. Willard served in executive roles at Flamel Technologies S.A (FLML), a drug delivery company. From 2000 to 2005, Mr. Willard served as CFO of Flamel and subsequently, from 2006 to 2013, served as CEO of Flamel. From 2000 to 2014, Mr. Willard was also a member of the board of directors for E*TRADE Financial or its bank, a subsidiary of Morgan Stanley, which offers an electronic trading platform to trade financial assets. Mr. Willard has more than 20 years of experience as the CEO of pharma and biotech companies. Since 2018, Mr. Willard has served as a Presidentially-commissioned member of the National Science Board, which governs the National Science Foundation. He received a B.A. from Williams College in 1982 and a J.D. from Yale Law School in 1985, where he edited the Yale Law Journal.

We selected Mr. Willard to serve on our Board not only because he is the Company’s Chief Executive Officer but also due to his substantial practical experience and expertise in senior leadership roles with multiple private and public biotechnology companies, his extensive experience as a practicing securities attorney, his mergers and acquisitions experience, and his connections to the biotechnology community as a member of the National Science Board.

Riccardo Panicucci, Phd. Dr. Panicucci has served as our Chief Technology and Manufacturing Officer since January 2021 and has served in this role since March 2018. Dr. Panicucci previously served as VP of Pharmaceutical Development Services at WuXi STA from February 2015 to March 2018, where he provided scientific leadership in formulation development and GMP manufacturing. In that capacity, he developed the original formulation for NRX-101. From 2004 to 2015, Dr. Panicucci served as Global Head of Chemical and Pharmaceutical Profiling (CPP) at Novartis. Dr. Panicucci has also led R&D groups at Vertex Pharmaceuticals, Symbollon Pharmaceuticals, Biogen, and Bausch & Lomb. He earned a Ph.D. in Chemistry from the University of Toronto and did a Post-Doctoral Fellowship at the University of California, Santa Barbara.

Matthew Duffy. Mr. Duffy has forty years’ experience as a pharmaceutical executive and licensed Capital Markets professional. He has extensive drug development-to-market experience, including in CNS, beginning at Pfizer, Inc. in Sales Management and Marketing. He subsequently led drug commercialization activities at Medimmune (Synagis) as head of Marketing and Lev Pharmaceuticals (Cinryze) as head of Commercial Operations. Matt has more than 20 years’ experience as a FINRA-licensed investment banker, buy-side and sell-side equity research analyst and Investor Relations professional. He has served as Managing Director at Roberts Mitani, LLC, at LifeSci Partners, LLC, at Laidlaw LTD (current), and co-founded Black Diamond Research, LLC, a sell-side equity research firm specializing in healthcare/biotechnology. He served on the Board of of CorMedix, Inc. (Nasdaq:CRMD) and currently serves on the boards and/or management of Algorithm Sciences, Inc, Lucius Partners, LLC, Voltron Therapeutics, Inc, PD Theranostics, Inc and AerWave Medical, Inc. Matt received his undergraduate degree in Economics from Duke University. He holds Series 7, 63 and 65 securities licenses.

Richard Narido, MS. Mr. Narido has served as our Interim Chief Financial Officer since September 2023. Prior to his appointment as our Interim Chief Financial Officer, Mr. Narido served as the Chief Financial Officer of Lucira Health (“Lucira”) until Pfizer Inc.’s acquisition of Lucira in April 2023. From July 2018 to March 2021, Mr. Narido served in various roles at Assembly Biosciences, Inc., including most recently as Executive Director, Finance, Controllership and Treasury. From June 2014 to June 2018, Mr. Narido served in various roles at Bio-Rad Laboratories, Inc., including as Americas Head of Finance, Global Commercial Operations. Prior to June 2014, Mr. Narido held various finance roles, including Global Head Finance Reporting and Accounting for Novartis Vaccines and Diagnostics and several industry-related positions, including Business Unit Controller for McKesson Corporation. Mr. Narido started his career with PricewaterhouseCoopers’s Financial Audit and Assurance practice. Mr. Narido holds a Bachelor of Science degree from the University of San Francisco and a Master of Science in Business Management and Leadership degree from the Pepperdine Graziadio Business School.

Patrick J. Flynn. Mr. Flynn has served as a member of our Board and Chair of our Audit Committee since May 2021 and previously served on the board of NeuroRx, Inc. Mr. Flynn is an entrepreneur with more than 35 years of senior executive experience. He has provided leadership to numerous successful organizations including start-ups and growth-stage companies and has served in a variety of roles, including Executive Chairman, board member, CEO, COO, CFO and advisor. Additionally, Mr. Flynn currently serves as an advisor to Good Measures where he was previously COO and responsible for the day-to-day operations of the company’s innovative approach to healthcare and nutrition services. Prior to joining Good Measures, Mr. Flynn was the co-founder of Predilytics, Inc. and served as Executive Chairman. Before joining Predilytics, Mr. Flynn contributed his expertise as COO and then as CEO to Health Dialog, where he helped build the business from an early-stage healthcare services organization and led its successful exit to BUPA, a global insurance company. Prior to this role, Flynn was a co-founder of Symmetrix, a management consulting firm specializing in healthcare and financial services. Mr. Flynn began his career with Bank of America where he held several positions over the course of 15 years, including Vice President of World Banking and Vice President of Risk Management. Mr. Flynn earned his B.S. in Finance from the Wharton School at the University of Pennsylvania.

We selected Mr. Flynn to serve on our Board because he brings to the Company over 30 years of audit compliance, entrepreneurship, business, and board experience.

Chaim Hurvitz. Mr. Hurvitz has served as a member of our Board since May 2021. Mr. Hurvitz served as a member of the NeuroRx, Inc., the predecessor to our company, board of directors from May 2015. Mr. Hurvitz has served as the Chief Executive Officer of CH Health, a private venture capital firm, since May 2011. Mr. Hurvitz previously served as a member of the board of directors of Teva Pharmaceuticals Industries Ltd. from October 2010 to July 2014. Previously, he was a member of the senior management of Teva Pharmaceuticals Industries Ltd., serving as the President of Teva International Group from 2002 until 2010, as President and Chief Executive Officer of Teva Pharmaceuticals Europe from 1992 to 1999 and as Vice President — Israeli Pharmaceutical Sales from 1999 until 2002. Mr. Hurvitz is a founding investor and a director of Galmed Pharmaceuticals Ltd. Mr. Hurvitz presently serves as a member of the management of the Manufacturers Association of Israel and head of its pharmaceutical branch. Mr. Hurvitz holds a B.A. from Tel Aviv University.

We selected Mr. Hurvitz to serve as a director because he brings decades of pharmaceutical experience to the Board. In addition, Mr. Hurvitz brings international relationships to the Company that have, and will continue to add value to the execution of the Company’s business plan.

Janet Rehnquist, Esq. Ms. Rehnquist has served as a member of our Board since December 2023. Ms. Rehnquist is an attorney with more than 25 years of experience in highly regulated industries, particularly healthcare. Ms. Rehnquist founded RehnquistLaw PLLC in 2006, where her primary responsibilities include advising clients on regulatory and compliance matters as well as governmental investigations. Notably, Ms. Rehnquist served as an Assistant United States Attorney for the Eastern District of Virginia and served as the Inspector General at the Department of Health and Human Services from 2001-2003. Additionally, she has served as Counsel to the U.S. Senate Permanent Subcommittee on Investigations. Ms. Rehnquist earned a BA with honors from the University of Virginia (1979) and a JD from the University of Virginia School of Law (1985), where she was an editor of the Journal of Law and Politics.

We selected Ms. Rehnquist to serve as a director because she brings over 25 years of legal, governmental, and regulatory compliance expertise and experience to the Board.

Board Composition and Election of Directors

Classified Board of Directors

In accordance with our Second Amended and Restated Certificate of Incorporation (the “Charter”) and our Second Amended and Restated Bylaws (the “Bylaws”), our Board is divided into three classes with staggered, three year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the third annual meeting of stockholders following election. Our directors are divided among the three classes as follows:

•	Class I, comprised of one director, Chaim Hurvitz, with a term expiring at our 2025 annual meeting of stockholders;

•	Class II, comprised of one director, Janet Rehnquist, with a term expiring at our 2026 annual meeting of stockholders; and

•	Class III, comprised of three directors, Stephen H. Willard, Patrick J. Flynn and Jonathan Javitt, M.D., M.P.H., with terms expiring at our 2024 annual meeting of stockholders.

Our Certificate of Incorporation provides that the authorized number of directors may be changed only by resolution of the Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of the Company. Subject to the special rights of the holders of one or more outstanding series of preferred stock to elect directors, our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of our outstanding voting stock entitled to vote in the election of directors.

Director Independence

Our Board has determined that Messrs. Flynn and Hurvitz, and Ms. Rehnquist are “independent directors” as defined in the Nasdaq Stock Market (“Nasdaq”) listing standards and applicable SEC rules.

Committees of the Board of Directors

Our Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and standing committees. Our Board has established the following three standing committees: Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. Our Board has adopted written charters for each of these committees, copies of which are available under the Corporate Governance section of our corporate website at www.nrxpharma.com. The information contained in, or accessible through, our website does not constitute a part of this Form 10-K/A. We have included our website address in this Form 10-K/A solely as an inactive textual reference.

The chart below reflects the standing committees of our Board and the composition of each committee as of the date of this Form 10-K/A:

Committees
Director Name	Audit	Compensation	Nominating and Governance
Stephen H. Willard
Jonathan Javitt, M.D., M.P.H.
Patrick J. Flynn	CC	CC
Chaim Hurvitz	X	X	X
Janet Rehnquist	X	X	CC

CC – Committee Chair
X – Member

Audit Committee

Our Audit Committee consists of Messrs. Flynn and Hurvitz, and Ms. Rehnquist, with Mr. Flynn serving as chair. Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq rules require that our Audit Committee be composed entirely of independent members. Our Board has affirmatively determined that Messrs. Flynn and Hurvitz, and Ms. Rehnquist each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that each of Messrs. Flynn and Hurvitz, and Ms. Rehnquist qualifies as an “Audit Committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee met four times during the year ended December 31, 2023. Our Board has adopted a written charter for the Audit Committee. The complete text of the Audit Committee’s current charter is available on our website at www.nrxpharma.com. The information contained in, or accessible through, our website does not constitute a part of this Form 10-K/A. We have included our website address in this Form 10-K/A solely as an inactive textual reference.

Pursuant to its charter, the Audit Committee is primarily responsible for, among other things:

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

Compensation Committee

Our Compensation Committee consists of Messrs. Flynn and Hurvitz, and Ms. Rehnquist, with Mr. Flynn serving as chair. Our Board has affirmatively determined that Messrs. Flynn and Hurvitz, and Ms. Rehnquist each meet the definition of “independent director” for purposes of serving on the Compensation Committee under the Nasdaq rules, including the heightened independence standards for members of a Compensation Committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. The Compensation Committee did not meet during the year ended December 31, 2023. Our Board has adopted a written charter for the Compensation Committee. The complete text of the Compensation Committee’s current charter is available on our website at www.nrxpharma.com.

Pursuant to its charter, the Compensation Committee is primarily responsible for, among other things:

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Hurvitz and Ms. Rehnquist, with Ms. Rehnquist serving as chair. Our Board has affirmatively determined that Mr. Hurvitz and Ms. Rehnquist each meet the definition of “independent director” under the Nasdaq rules. The Nominating and Corporate Governance Committee met once during the year ended December 31, 2023. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee. The complete text of the Nominating and Corporate Governance Committee’s current charter is available on our website at www.nrxpharma.com.

Pursuant to its charter, the Nominating and Corporate Governance Committee is primarily responsible for, among other things:

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Board or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics, our Business Code of Conduct and Anti-Corruption Policy (the “Code of Conduct”), that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The complete text of the Code of Conduct is available on our website at www.nrxpharma.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code of Conduct.

Director Attendance at Meetings

The Company encourages and expects all of its directors to attend the meetings of the Board. During the fiscal year ended December 31, 2023, the Board met eight times. Each member of our Board attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director), and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served).

Board Leadership Structure

The Company does not have a formal policy regarding whether to separate the Chairman and Principal Executive Officer positions. Our Board believes that the decision to combine or separate the Chairman and Principal Executive Officer positions depends on the facts and circumstances facing the Company at a given time and could change over time. Currently, Mr. Willard serves as our current Chief Executive Officer and Principal Executive Officer (the “PEO”) of the Company. The current acting Chairman of our Board is Dr. Javitt.

As the Company evolves, the Board will regularly evaluate the Board leadership structure to ensure it continues to meet the needs of the Company, and to ensure that it provides strong, independent oversight for our stockholders. In particular, as part of this evaluation, the Board will take under consideration the outcomes of the Board and committee self-evaluation process as well as other factors, including the current state of the Company’s strategy and operations, recent performance, market and industry factors and peer company practices.

Policies Governing Director Nominations

Securityholder Recommendations

Our Bylaws provide that nominations of any person for election to the Board at an annual meeting may be made at such meeting by a stockholder present in person virtually (A) who was a record owner of shares of the Company both at the time of giving the notice provided for in the Bylaws and at the time of the meeting, (B) is entitled to vote at the meeting, and (C) has complied with the Bylaws as to such notice and nomination.

All stockholder recommendations for director candidates must be submitted to our Secretary at NRx Pharmaceuticals, Inc., 1201 North Market Street, Suite 111, Wilmington, Delaware 19801, who will forward all recommendations to the Nominating and Corporate Governance Committee. All stockholder recommendations for director candidates for the 2024 annual meeting of stockholders must be submitted to our Secretary on or before August 23, 2024, and must include the following information:

•	the name and address of the stockholder (including, if applicable, the name and address that appear on the Company’s books and records);

•	the class or series and number of shares of the Company that are, directly or indirectly, owned of record or beneficially owned by the stockholder;

•	the full notional amount of any securities that, directly or indirectly, underlie any “derivative security” that constitutes a “call equivalent position” and that is, directly or indirectly, held or maintained by such Proposing Person with respect to any shares of any class or series of shares of the Company;

•	the name and address of the proposed director candidate (including, if applicable, the name and address that appear on the Company’s books and records);

•	the class or series and number of shares of the Company that are, directly or indirectly, owned of record or beneficially owned by the proposed director candidate, if applicable;

•	all information relating to such proposed director candidate that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14(a) under the Exchange Act (including such candidate’s written consent to being named in the Proxy Statement as a nominee and to serving as a director if elected);

•	a description of any direct or indirect material interest in any material contract or agreement between or among the stockholder, on the one hand, and each proposed director candidate for nomination or his or her respective associates or any other participants in such solicitation, on the other hand; and

•	a completed and signed questionnaire, representation and agreement, as specified in the Bylaws.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes of ownership of such securities with the SEC.

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended December 31, 2023, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except as set forth below:

Name	Number of Late Reports	Number of Late Transactions
Chaim Hurvitz	1	1
Aaron Gorovitz	1	1

Communications with the Board

If you wish to communicate with any of our directors or the Board as a group, you may do so by writing to them at Name(s) of Director(s)/Board of Directors of NRx, Pharmaceuticals, Inc., c/o Secretary, NRx Pharmaceuticals, Inc., 1201 North Market Street, Suite 111, Wilmington, Delaware 19801.

We recommend that all correspondence be sent via certified U.S. Mail, return receipt requested. All correspondence received by the Secretary will be forwarded by the Secretary promptly to the addressee(s).

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table and narrative disclosure sets forth information regarding all compensation awarded to, earned by, or paid to our Named Executive Officers, which consist of (a) any persons who served as our principal executive officer during any part of the year ended December 31, 2023; (b) each of our two most highly compensated executive officers other than our principal executive officer who served as executive officers at the end of the year ended December 31, 2023; and (c) up to two additional individuals for whom disclosure would have been provided under clause (b) but for the fact that the person was not serving as an executive officer at the end of the year ended December 31, 2023 (collectively, the “Named Executive Officers”).

Our “Named Executive Officers” for the year ended December 31, 2023 were (i) Stephen H. Willard, our Chief Executive Officer; (ii) Jonathan Javitt, M.D., M.P.H., our Chief Scientist and Chairman; and (iii) Richard Narido, our Chief Financial Officer.

On April 1, 2024, the Company completed a stockholder approved 1-for-10 reverse stock split (the “Reverse Split”) of the Company’s Common Stock. All references in this Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Split on a retroactive basis.

2023 Summary Compensation Table

The following table presents information regarding the total compensation of our Named Executive Officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Stephen Willard(3)	2023	500,000						500,000
Chief Executive Officer	2022	233,871		—	566,000	—	—	799,871

Jonathan Javitt(4)(5)(6)	2023	602,755	(6)	—	—	—	27,443	630,198
Chairman and Chief Scientist	2022	867,446	(7)	—	—	—	6,250	873,696

Richard Narido(8)	2023	255,015		—	—	43,000	—	298,015
Chief Financial Officer	2022	—		—	—	—	—	—

(1)	Amount reflects the grant date fair value of restricted stock granted as an employment inducement award during fiscal year 2023 or fiscal year 2022 as calculated in accordance with ASC Topic 718,. See Note 10 to the consolidated financial statements contained in the Form 10-K for information regarding the assumptions used in calculating this amount.
(2)	Amount reflects the grant date fair value of stock options granted during fiscal year 2023 or fiscal year 2022 as calculated in accordance with ASC Topic 718,. See Note 10 to the consolidated financial statements contained in the Form 10-K for information regarding the assumptions used in calculating these amounts.
(3)	Mr. Willard was appointed Chief Executive Officer on July 12, 2022.
(4)	For 2023, All Other Compensation reflects reimbursement for legal fees incurred. For 2022, the All Other Compensation column reflects: (i) for Dr. Javitt, $6,250 for his service as Chairman of the Board during the first quarter of 2022.
(5)	Dr. Javitt served as Chief Executive Officer of the Company until his retirement on March 8, 2022, at which time he assumed the role of Chief Scientist and remained as a member of the Board of Directors. Dr. Javitt was appointed as Chairman of the Board on December 19, 2023.
(6)	Amount reported reflects (i) $0 in base salary, and (ii) $602,755 in consulting fees, and (iii) $27,443 in reimbursement for legal expenses.
(7)	Amount reported reflects (i) $51,008 in base salary, and (ii) $816,438 in consulting fees, which included approximately $300,000 in deferred compensation from 2021.
(8)	Mr. Narido was appointed as Interim Chief Financial Officer in September 2023 through a consulting agreement with LifeSci Advisors. .Amount reflected above accounts for total payment to LifeSci Advisors inclusive of their mark up.

Narrative to Summary Compensation Table

Base Salaries and Compensation

Our Named Executive Officers receive an annual base salary or annual rate of compensation to compensate them for services rendered. The base salary or annual rate of compensation payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For the year ended December 31, 2023: (i) Mr. Willard’s annual base salary was set at $500,000; (ii) Dr. Javitt’s was compensated through an annual consulting agreement that was set at $575,000 and eligible for an annual performance-based bonus with a minimum target of $250,000; and (iii) Mr. Narido’s compensation for 2023 was via a consulting agreement with LifeSci Advisors, LLC.

Cash Bonus Compensation

Pursuant to his employment agreement, Mr. Willard is eligible to receive a discretionary annual performance-based cash bonus with a target equal to 50% of base salary. Pursuant to their employment agreements, Dr. Van Voorhees is were eligible to receive a discretionary annual performance-based cash bonus with a target equal to 50% of base salary. Pursuant to his employment agreement, Dr. Javitt was eligible to receive a discretionary annual performance-based cash bonus with a target equal to $275,000.

Equity Compensation

We typically grant stock options pursuant to the NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan (the “Omnibus Plan”) as the long-term incentive component of our compensation program. Stock options allow employees, including our Named Executive Officers, to purchase shares of Common Stock at a price equal to the fair market value of Common Stock on the date of grant. Our stock options have vesting schedules that are designed to encourage continued employment and typically vest in substantially equal installments on each of the first three anniversaries of the applicable vesting commencement date, subject to the recipient’s continued service through each applicable vesting date. From time to time, our Board may also construct alternate vesting schedules as it determines appropriate to motivate particular employees, as further described below.

Option Awards

In 2023, Richard Narido was granted options to purchase 10,000 shares of Common Stock.

Refer to the “Outstanding Equity Awards at 2023 Fiscal Year End” table below for additional information regarding these options.

Willard Restricted Stock Award

As an inducement to join the Company, Mr. Willard received a grant of 100,000 shares of restricted stock. Such grant of restricted stock was designed to comply with the Nasdaq inducement exemption and was granted outside of the Company’s existing equity compensation plans. However, the restricted stock award is governed in all respects as if issued under the Omnibus Plan. The shares of restricted stock will vest in substantially equal installments on each of the first three anniversaries of the date of grant, subject to Mr. Willard’s continued employment with, appointment as a director of, or engagement to provide services to, the Company through the applicable vesting date.

Mr. Willard’s shares of restricted stock are subject to clawback if Mr. Willard engages in conduct that is in conflict with or adverse to the Company’s interests while employed by the Company, including violating non-competition, non-solicitation, and non-disparagement covenants.

Refer to the “Outstanding Equity Awards at 2023 Fiscal Year End” table below for additional information regarding these shares of restricted stock.

Executive Officer Employment Arrangements

Willard Employment Agreement

In connection with his commencement of employment with us in July 2022, we entered into an employment agreement with Mr. Willard (the “Willard Employment Agreement”) pursuant to which he serves as our Chief Executive Officer and as a director on our Board. The Willard Employment Agreement provides for an initial two-year term and extends automatically for additional one-year periods unless either party provides notice of termination. The Willard Employment Agreement provides for an annual base salary of $500,000, a performance-based bonus with a minimum target of 50% of base salary, and an inducement grant of 100,000 shares of restricted stock that vests over a three-year period.

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

Pursuant to a consulting agreement between the Company and Dr. Javitt, dated as of March 8, 2022 (the “Javitt Consulting Agreement”), Dr. Javitt committed to provide consulting services to the Company as its Director and Chief Scientist. The 2022 Javitt Consulting Agreement provided for an annual consulting fee of $1,000,000, to compensate Dr. Javitt for approximately $400,000 in bonus payments that would otherwise have been granted under his prior employment agreement.

The Javitt Consulting Agreement was amended on March 29, 2023 (the “Javitt Consulting Agreement Amendment”) to renew the agreement in annual increments, commencing on March 8, 2024, unless either party provides notice of termination. The Javitt Consulting Agreement Amendment provides for: (i) an annual consulting fee of $575,000, payable in monthly installments; (ii) eligibility for an annual performance-based bonus with a minimum target of $250,000 (with the annual bonus, if any, for 2023 pro-rated based on the number of days during the 2023 calendar year following March 8, 2023 that Dr. Javitt is engaged by the Company); and (iii) subject to Board approval, a grant of 50,000 shares of restricted stock that will vest (x) 50% on the date upon which the Food and Drug Administration files the Company’s new drug application for the Antidepressant Drug Regimen (as defined therein) and (y) 50% on the date upon which the Food and Drug Administration has both approved the Company’s Antidepressant Drug Regimen and listed the Company’s Antidepressant Drug Regiment in the Food and Drug Administration’s “Orange Book.”

Narido Consulting Agreement

In connection with his commencement of employment with us in September 2023, we entered into an consulting agreement (the “LifeSci Agreement”) with LS Associates, a division of LifeSci Advisors, LLC (“LifeSci”), pursuant to which LifeSci will provide certain consulting services to the Company, including but not limited to, arranging for the provision of the Company’s the Interim Chief Financial Officer. In connection with the LifeSci Agreement, on September 13, 2023, the Company appointed Richard Narido, 46, to serve as Interim Chief Financial Officer of the Company. As Interim Chief Financial Officer, Mr. Narido will serve as the Company’s principal financial officer and principal accounting officer. The LifeSci Agreement has a term of two years commencing from the date of the LifeSci Agreement. Pursuant to the LifeSci Agreement, the Company may not knowingly solicit work of any kind (including but not limited to paid and unpaid advice, information, or content), or propose or agree to any kind of consulting, advisory, directorship, or employment arrangement, with any professional that LifeSci first introduces to the Company for a period of one year from the Company’s most recent engagement with or including the professional, without paying a placement fee equal to 15% of such professional’s starting annual base salary and target annual bonus, whether discretionary or quarantined. The LifeSci Agreement also contains certain noncompetition, non-solicitation and confidentiality provisions customary to such agreements.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each Named Executive Officer as of December 31, 2023.

	Option Awards					Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen Willard	7/12/2022(2)	—	—	—	—	100,000	111,000	—	—

Jonathan Javitt	—	—	—	—	—	—	—	—	—

Richard Narido	12/28/2023	—	10,000	$4.64	12/28/2033	—	—	—	—

(1)	Market value is based on the closing sale price of our Common Stock on December 31, 2023 of $4.60.
(2)	The shares of restricted stock vest in substantially equal installments on each of the first three anniversaries of the grant date, subject to continued service.

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

“Cause” is defined in the Willard Employment Agreement as: (i) Mr. Willard’s failure to perform (other than by reason of disability), or gross negligence in the performance of, his material duties and responsibilities to the Company (unauthorized absence for a period of five consecutive business days will be considered failure to perform); (ii) material breach of the confidentiality covenant or assignment of rights to intellectual property covenant or breach of any fiduciary duty owed to the Company; (iii) fraud or embezzlement or other dishonesty which is material (monetarily or otherwise) with respect to the Company; (iv) indictment, conviction or plea of nolo contendere to a felony or other crime involving moral turpitude that is material to the Company; (v) Mr. Willard’s material breach of the Willard Employment Agreement or of any Company policy; or (vi) disciplinary proceedings or other events that impair Mr. Willard’s ability to function as Chief Executive Officer of the Company.

“Good Reason” is defined in the Willard Employment Agreement as: (i) material diminution of Mr. Willard’s compensation or benefits; (ii) material diminution of Mr. Willard’s title, duties, authority or responsibilities; (iii) the Company’s material breach of any term of the Willard Employment Agreement; (iv) the failure of the Board to nominate Mr. Willard to fill one of the vacant seats on the Board; or (v) the required relocation of Mr. Willard’s place of employment to a location that is more than 25 miles from his home.

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

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2023.

Plan Type	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	264,977	(2)(3)	$18.28	213,398
Equity compensation plans not approved by security holders(4)	100,000		—	—

(1)	Includes awards granted pursuant to the Omnibus Plan.
(2)	As of December 31, 2023, there were 213,400 shares of Common Stock authorized for issuance pursuant to awards under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the number of shares available for issuance thereunder will automatically increase each fiscal year beginning with the year ended December 31, 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the Omnibus Plan are issued and outstanding, or (b) such number of shares determined by the Board.
(3)	Excludes rights outstanding under the 2016 Omnibus Incentive Plan. As of December 31, 2023, there were 70,168 securities to be issued upon exercise of outstanding options, warrants and rights pursuant to our 2016 Omnibus Incentive Plan, with a weighted-average exercise price of $31.22 per share, which were assumed by Big Rock Partners Acquisition Corporation and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share in connection with the May 2021 merger. No further grants or awards will be made under the 2016 Omnibus Incentive Plan.
(4)	Reflects the grant of an “employment inducement grant” under Nasdaq Listing Rule 5635(c)(4) comprised of restricted stock granted to Mr. Willard.

Director Compensation

Pursuant to our director compensation program, each member serving on our Board for the year ended December 31, 2023 was eligible to compensation for his or her service as follows:

•	Independent Board member: $60,000 annual retainer plus an annual equity grant

•	Chairman of the Board: $25,000 annual retainer

•	Board Committee Chair: $15,000 annual retainer

Summary Director Compensation Table

The following table shows for the year ended December 31, 2023, certain information with respect to the compensation of our non-employee directors. As Named Executive Officers for the year ended December 31, 2023, Mr. Willard’s and Dr. Javitt’s compensation is shown in the Summary Compensation Table. Mr. Willard did not receive any additional compensation for his service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Patrick J. Flynn	67,500	-	67,500
Chaim Hurwitz	52,500	-	52,500
Janet Rehnquist

(1)	Amounts reflect the full grant date fair value of stock options awarded under our Omnibus Plan during 2023, computed in accordance with the requirements of FASB ASC 718. As of December 31, 2023, (i) Messrs. Flynn and Hurwitz each held options to purchase up to 16,651 shares of Common Stock; and (ii) Ms. Rehnquist did not own any options to purchase shares of Common Stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of the Record Date by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

•	each of our Named Executive Officers and directors; and

•	all of our executive officers and directors as a group.

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

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock owned by such stockholders. Unless otherwise noted, the address of each beneficial owner is c/o NRx Pharmaceuticals, Inc., 1201 North Market Street, Suite 111, Wilmington, DE 19801.

The beneficial ownership of our Common Stock is based on 10,555,405 shares of Common Stock issued and outstanding as of April 29, 2024.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Stephen H. Willard(1)	105,000	1.0%
Richard Narido (2)	10,000	*
Patrick J. Flynn(3)	163,940	1.6%
Chaim Hurvitz(4)	238,130	2.3%
Jonathan Javitt(5)	1,476,833	14.0%
Janet Rehnquist(6)	-	-
All Executive Officers and Directors as a Group (4 persons)	2,040,910	18.9%

5% Holders
Glytech, LLC(7)	987,291	9.4%

* Indicates less than 1%

(1)	Consists of (i) 5,000 shares of Common Stock held by Stephen H. Willard individually and (ii) 100,000 shares of restricted Common Stock that can be voted but cannot be traded. 33,334 shares will be unrestricted on July 12, 2023, an additional 33,334 shares will be unrestricted on July 12, 2024, and the remaining 33,333 shares will be unrestricted on July 12, 2025.
(2)	Consists of 10,000 shares as a result of his stock option grant on December 28, 2023 of 10,000 shares vesting monthly over twelve months.
(3)	Consists of (i) 36,234 shares of Common Stock held by Nash-Flynn Investments, LLC, (ii) 22,626 shares of Common Stock held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iii) 88,256 shares of Common Stock issuable upon exercise of fully vested warrants held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iv) 175 shares of Common Stock held by Patrick J. Flynn, and (v) options to purchase up to 16,651 shares of Common Stock, all of which are vested and exercisable. Patrick J. Flynn is the owner of Nash-Flynn Investments, LLC and trustee of the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust.
(4)	Consists of (i) 143,636 shares of Common Stock held by Shirat HaChaim Ltd., (ii) 20,845 shares of Common Stock held by CH Health-Private Venture Capital Ltd, (iii) 570,00 shares of Common Stock held by Chaim Hurvitz individually, and (iv) options to purchase up to 16,651 shares of Common Stock, all of which are fully vested. Chaim Hurwitz is the owner of Shirat HaChaim Ltd. and CH Health-Private Venture Capital Ltd.
(5)	Consists of (i) 1,260,000 shares of Common Stock held by the Jonathan Javitt Living Trust, (ii) 142,200 shares of Common Stock held by The Javitt 2012 Irrevocable Dynasty Trust (the “Javitt Dynasty Trust”), (iii) 44,634 shares of Common Stock held by Jonathan Javitt individually, and (iv) 30,000 shares of Common Stock held by the Jonathan Javitt Donor Advised Fund. Jonathan Javitt, M.D., M.P.H. is the trustee of the Jonathan Javitt Living Trust and the primary advisor of the Jonathan Javitt Donor Advised Fund. Dr. Javitt is not a trustee or beneficiary of the Javitt Dynasty Trust, and no beneficiary of the Javitt Dynasty Trust resides in Dr. Javitt’s household. Dr. Javitt has no beneficial ownership of the securities held by the Javitt Dynasty Trust.
(6)	Janet Rehnquist does not currently own and shares of the Company.
(7)	Based on the Schedule 13D filed jointly by Daniel Javitt and Glytech, LLC with the SEC on September 13, 2022, the holdings consist of an aggregate of 987,291 shares of Common Stock held by Glytech, LLC. Glytech, LLC is owned by Daniel Javitt, who is the inventor of the patents that underline NRX-101 and the brother of Jonathan Javitt, M.D., M.P.H., the Chairman and Chief Scientist of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the “Executive Compensation” section of this Form 10-K/A. We also describe below certain other transactions with our directors, executive officers and stockholders.

February 2022 Private Placement Lock-Up Agreement

On February 2, 2022, we consummated a private placement (the “Private Placement”) pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of January 30, 2022 (the “Purchase Agreement”), with certain investors. In connection with the closing of the Private Placement, we entered into a lock-up agreement with Jonathan Javitt, M.D., M.P.H., and Daniel Javitt (collectively, the “Javitt Stockholders”), dated as of January 30, 2022 (the “Private Placement Lock-Up Agreement”), pursuant to which the Javitt Stockholders agreed not to transfer, directly or indirectly, any Common Stock owned by them for sixty (60) days following the Effective Date (as defined in the Purchase Agreement) (the “Restriction Period”). Subject to certain conditions, the Javitt Stockholders may transfer shares of Common Stock provided that: (i) we receive a signed lock-up letter agreement for the balance of the Restriction Period from each transferee, prior to such transfer, (ii) the transfer does not involve a disposition for value, (iii) the transfer is not required to be reported with the SEC in accordance with the Exchange Act, as amended, and no report of such transfer is made voluntarily, and (iv) neither the Javitt Stockholders nor any transferee, as the case may be, otherwise voluntarily effects any public filing or report regarding such transfer, with respect to certain specified transfers under the Private Placement Lock-Up Agreement. The Restriction Period has now expired.

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

Support Services

We license patents owned by Glytech LLC, which is solely owned by Daniel C. Javitt, the brother of Jonathan Javitt, the Chairman and Chief Scientist of the Company. For the years ended December 31, 2023 and 2022, the Company paid Glytech LLC $291,088 and $250,000, respectively, for continuing research and development, technology support services and reimbursed expenses. These support services are ongoing. Glytech LLC’s support includes both non-clinical and clinical research in support of the expansion of our intellectual property portfolio.

In addition, we pay Zachary Javitt, the son Jonathan Javitt, on an hourly basis for services related to the Company’s marketing and brand development and development of the Company’s public communications strategies under the supervision of our Chief Executive Officer, who is responsible for assuring that the services are provided on financial terms that are at market. We paid Zachary Javitt a total of $191,677 and $133,445 during the years ended December 31, 2023 and 2022, respectively.

In 2022, the Company engaged Pilltracker, LLC to manage the procurement and deployment of nebulizer devices associated with a clinical trial of aviptadil for the treatment of COVID-19 because Pilltracker had an audited medical device quality system in place, whereas the Company has no medical device expertise or medical device (as opposed to pharmaceutical) quality infrastructure under ISO 13485. Zachary Javitt is PillTracker’s Chief Executive Officer and Jonathan Javitt, M.D., M.P.H. is the chairman of its board of directors. The Company paid approximately $0 and $170,340 to PillTracker for its services for the years ended December 31, 2023 and 2022, respectively. These funds were primarily used for the purchase and deployment of hospital-based nebulizer devices from third parties at the Company’s request and all purchases were reviewed by the Company’s Chief Financial Officer.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Salberg & Company, P.A (“Salberg”) served as our independent auditor for the year ended December 31, 2023, and KPMG LLP served as our independent auditor for the year ended December 31, 2022. The Company incurred the following fees from Salberg and Company and from KPMG LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2023 and 2022:

	For the year ended December 31
	2023	2022
Audit fees, KPMG LLP(1)	$593,000	$775,000
Audit fees, Salberg and Company(1)	151,690
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total fees	$744,690	$775,000

(1)	Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with the May 2021 merger and follow-on public offering, and additional public offerings. The annual audit fee for 2024, including quarterly reports is projected at $250,000.
(2)	There were no audit-related fees billed in 2023 and 2022.
(3)	There were no tax-related fees billed in 2023 and 2022.
(4)	There were no other fees billed in 2023 and 2022.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed.

1.	The financial statements of NRx Pharmaceuticals, Inc. are filed as part of the original Form 10-K.

2.	The schedules have been omitted from the Form 10-K because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

(b) List of Exhibits.

The following is a list of exhibits filed with this Form 10-K/A.

		Incorporated by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	File Herewith

1.1	At The Market Offering Agreement, dated August 14, 2023, by and between the Company and H.C. Wainwright & Co., LLC	8-K	1.1	08/14/2023
1.2	Underwriting Agreement, dated February 27, 2024, by and between NRx Pharmaceuticals, Inc. and EF Hutton LLC	8-K	1.1	02/28/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	05/28/2021
3.2	Second Amended and Restated By-Laws	8-K	3.2	05/28/2021
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	3.1	09/01/2023
4.1	Warrant Agreement, dated as of November 20, 2017, by and between BRPA and Continental Stock Transfer & Trust Company	8-K	4.2	11/22/2017
4.2	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees	8-K	4.3	11/22/2017
4.3	Common Stock Purchase Warrant, dated March 9, 2023 by and between NRX Pharmaceuticals, Inc. and Purchasers	8-K/A	4.1	03/14/2023
4.4	Form of Investor Warrant	8-K/A	4.1	06/07/2023
4.5	Form of Warrant Amendment Agreement	8-K/A	4.2	06/07/2023
4.6	Form of Investor Warrant	8-K	4.1	09/01/2023
4.7	Form of Underwriter’s Warrant	8-K	4.1	02/28/2024
4.8	Description of Capital Stock	10-K	4.8	03/29/2024
4.9	Form of Common Stock Purchase Warrant	10-K	4.9	03/29/2024
10.1	Form of Securities Purchase Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.1	08/24/2021
10.2	Form of Preferred Investment Options, dated as of August 23, 2021, by and among the Company and the Selling Securityholders.	8-K	10.2	08/24/2021
10.3	Form of Registration Rights Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.3	08/24/2021
10.4	Form of Lock-Up Agreement, dated as of August 19, 2021, by and among the Company, Jonathan Javitt and Daniel Javitt.	8-K	10.4	08/24/2021
10.5	Stock Escrow Agreement, dated November 20, 2017, between BRPA, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company	8-K	10.2	11/22/2017
10.6	Registration Rights Agreement among BRPA and Big Rock Partners Sponsor, LLC	8-K	10.3	11/22/2017
10.7	Agreement, dated November 17, 2018, among BRPA, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC	8-K	10.1	11/20/2018
10.8	Stock Escrow Agent Letter, dated November 17, 2018	8-K	10.2	11/20/2018
10.9	Registration Rights Assignment Agreement, dated November 17, 2018	8-K	10.3	11/20/2018
10.10	Amendment to the Stock Escrow Agreement, dated May 24, 2021, among BRPA, Continental Stock Transfer & Trust Company, and the stockholder parties thereto	8-K	10.6	05/28/2021
10.11	Lock-up Agreement, dated May 24, 2021, by and between BRPA and the stockholder parties identified therein	8-K	10.7	05/28/2021
10.12	Registration Rights Agreement, dated May 24, 2021, by and among NRx Pharmaceuticals, Inc., certain equityholders of the Registrant named therein and certain equityholders of NeuroRx named therein	8-K	10.8	05/28/2021
10.13	Sponsor Agreement, dated May 24, 2021, by and among BRPA, the Big Rock Partners Sponsor, LLC, and BRAC Lending Group LLC	8-K	10.9	05/28/2021
10.14	NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	S-4	10.22	05/21/2021
10.15	Form of Subscription Agreement	8-K	10.1	03/15/2021

10.16	Development and License Agreement, dated as of May 2, 2016, between Glytech LLC and NeuroRx	S-4	10.24	05/21/2021
10.17	Amendment to Development and License Agreement, dated as of October 19, 2016, between Glytech LLC and NeuroRx	S-4	10.25	05/21/2021
10.18	Second Amendment to Amended and Restated Development and License Agreement, dated as of June 13, 2018, between Glytech LLC and NeuroRx	S-4	10.26	05/21/2021
10.19	Third Amendment to Amended and Restated Development and License Agreement, dated as of April 16, 2019, between Glytech LLC and NeuroRx	S-4	10.27	05/21/2021
10.20	Fourth Amendment to Amended and Restated Development and License Agreement, dated as of December 31, 2020, between Glytech LLC and NeuroRx	S-4	10.28	05/21/2021
10.21	Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim	S-4	10.29	05/21/2021
10.22	License and Option Agreement, dated as of September 1, 2020, between The Research Foundation For The State University of New York and NeuroRx	S-4	10.30	05/21/2021
10.23	Binding Collaboration Agreement, dated as of September 18, 2020, between Relief Therapeutics Holding Aktiengesellschaft and its wholly owned subsidiary Therametrics Discovery Aktiengesellschaft and NeuroRx	S-4	10.31	05/21/2021
10.24	Exclusive Distribution Agreement, dated as of September 25, 2020, between NeuroRx and Cardinal Health 105, Inc.	S-4	10.32	05/21/2021
10.25	Executive Employment Agreement, dated May 20, 2015, between NeuroRx and Jonathan C. Javitt	S-4	10.33	05/21/2021
10.27	Amendment to “Work for Hire” Agreement, dated as of October 23, 2016, between NeuroRx and 20REBes Consulting LLC — Robert Besthof	S-4	10.35	05/21/2021
10.29	Feasibility Study and Material Transfer Agreement, dated as of January 6, 2021, by and between NeuroRx and TFF Pharmaceuticals, Inc.	S-4	10.37	05/21/21
10.30	Manufacturing Supply Agreement, dated as of August 25, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.38	05/21/2021
10.31	Amendment #1 to Manufacturing Supply Agreement, dated as of September 2, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.39	05/21/2021
10.32	Amendment #2 to Manufacturing Supply Agreement, dated as of November 5, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.40	05/21/2021
10.33	Amendment #3 to Manufacturing Supply Agreement, dated as of February 5, 2021, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.41	05/21/2021
10.34	Share Subscription Facility Agreement, dated as of October 18, 2019, among NeuroRx, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-4	10.42	05/21/2021
10.35	Common Stock Purchase Warrant dated March 28, 2021	S-4	10.43	05/21/2021
10.36	Clinical Trial Participation Agreement, dated as of December 17, 2020, by and between Quantum Leap Health Care Collaborative and NeuroRx	S-4	10.44	05/21/2021
10.38	Voting Agreement by and between Jonathan Javitt and Daniel Javitt	8-K	10.34	05/28/2021
10.39	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.	10-Q	10.1	11/15/2021
10.40	Form of Securities Purchase Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.1	02/03/2022
10.41	Form of Preferred Investment Options, dated as of February 2, 2022, by and among the Company and the holders.	8-K	10.2	02/03/2022
10.42	Form of Registration Rights Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.3	02/03/2022

10.43	Form of Placement Agent Preferred Investment Option, dated as of February 2, 2022 by and among the Company and H.C. Wainwright & Co., LLC.	8-K	10.4	02/03/2022
10.44	Consulting Agreement, dated March 8, 2022, by and between the Company and Dr. Jonathan Javitt	8-K	10.1	03/09/2022
10.46	Executive Employment Agreement, dated June 13, 2022, by and between NRx Pharmaceuticals, Inc. and Seth Van Voorhees	10-Q	10.1	08/15/2022
10.47	Executive Employment Agreement, dated July 12, 2022, by and between NRx Pharmaceuticals, Inc. and Stephen Willard	10-Q	10.1	11/14/2022
10.48	Share Purchase Agreement, dated November 4, 2022, by and between NRx Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.1	11/09/2022
10.49	Form of Note, dated November 4, 2022, by and between NRX Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.2	11/09/2022
10.50	Form of Guarantee, dated November 4, 2022, by and between NeuroRx, Inc. and Streeterville Capital, LLC	8-K	10.3	11/09/2022
10.51	Settlement Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.54	05/01/2023
10.52	Asset Purchase Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.55	05/01/2023
10.53	Share Purchase Agreement, dated March 8, 2023, by and between NRx Pharmaceuticals, Inc. and Purchasers	8-K/A	10.1	03/14/2023
10.54+	Pill Tracker Supplemental Task Order, dated November 15, 2021.	10-K	10.46	03/31/2022
10.55	Amendment to Consulting Agreement, dated March 29, 2023, by and between the Company and Dr. Jonathan Javitt.	10-K	10.55	03/29/2024
10.56+	Development and License Agreement, dated as of June 2, 2023, by and among the Company and Alvogen.*	8-K	10.1	06/05/2023
10.57	Form of Securities Purchase Agreement	8-K/A	10.1	06/07/2023
10.58	Lock-Up Agreement	8-K/A	10.2	06/07/2023
10.59	Amendment to Convertible Promissory Note, dated June 30, 2023, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	10-Q	10.1	08/14/2023
10.60	Confidential Settlement Agreement and Release, dated July 17, 2023, by and between NRx Pharmaceuticals, Inc., NeuroRx, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS	10-K	10.60	03/29/2024
10.61	Form of Securities Purchase Agreement	8-K	10.1	09/01/2023
10.62	Client Agreement, dated August 31, 2023, by and between NRx Pharmaceuticals, Inc. and LS Associates, a division of LifeSci Advisors, LLC Associates.	8-K	10.1	09/14/2023
10.63	First Amendment to NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	12/29/2023
10.64	First Amendment to Exclusive, Global Development, Supply, Marketing & License Agreement, dated February 7, 2024, by and between NRx Pharmaceuticals, Inc., Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd.	10-K	10.64	03/29/2024
10.65	Amendment #3 to Convertible Promissory Note, dated February 9, 2024, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	8-K	10.1	02/14/2024
10.66	Form of Securities Purchase Agreement, dated February 29, 2024	10-K	10.66	03/29/2024
14.1	NRx Pharmaceuticals, Inc. Code of Conduct				X
16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated November 21, 2023	8-K/A	16.1	11/22/2023
23.1	Consent of Independent Registered Accounting Firm	10-K	23.1	03/29/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	03/29/2024
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	03/29/2024

97.1	NRx Pharmaceuticals, Inc. Compensation Recovery Policy	10-K	97.1	03/29/2024
101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (v) Notes to Financial Statements
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulations S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon request.

†	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2024.

NRX PHARMACEUTICALS, INC.

By:	/s/ Richard Narido
Richard Narido
Chief Financial Officer (Principal Financial Officer)

