Form 10-Q
period 2024-06-30
NRX Pharmaceuticals, Inc.
filed 2024-08-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2024

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

As of August 14, 2024, the registrant had 10,894,693 shares of Common Stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,898	$4,595
Prepaid expense and other current assets	2,982	2,289
Total current assets	4,880	6,884
Other assets	384	431
Total assets	$5,264	$7,315
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,015	$4,632
Accrued and other current liabilities	9,594	4,714
Accrued clinical site costs	444	524
Convertible note payable and accrued interest	7,651	9,161
Insurance loan payable	943	—
Warrant liabilities	8	17
Total liabilities	$23,655	$19,048

Commitments and Contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized.	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 and 3,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	3
Common stock, $0.001 par value, 500,000,000 shares authorized; 10,791,630 and 8,391,940 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	8
Additional paid-in capital	249,173	241,406
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(267,572)	(253,147)
Total stockholders’ deficit	(18,391)	(11,733)
Total liabilities and stockholders' deficit	$5,264	$7,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expense:
Research and development	$2,804	$3,873	$4,552	$7,523
General and administrative	4,246	4,065	8,496	9,850
Settlement expense	—	250	—	250
Total operating expenses	7,050	8,188	13,048	17,623
Loss from operations	(7,050)	(8,188)	(13,048)	(17,623)
Other (income) expense:
Interest income	(7)	(145)	(34)	(301)
Interest expense	—	—	230	—
Convertible note default penalty	849	—	849	—
Change in fair value of convertible note payable	23	663	341	2,435
Change in fair value of warrant liabilities	(18)	11	(9)	(1)
Total other expense	847	529	1,377	2,133
Net loss	$(7,897)	$(8,717)	$(14,425)	$(19,756)
Comprehensive loss:
Change in fair value of convertible note attributed to credit risk	$—	$128	$—	$22
Other comprehensive loss	—	128	—	22
Comprehensive loss	$(7,897)	$(8,845)	$(14,425)	$(19,778)
Net loss per share:
Basic and diluted	$(0.75)	$(1.21)	$(1.49)	$(2.81)
Weighted average common shares outstanding:
Basic and diluted	10,517,460	7,322,156	9,684,873	7,026,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(Unaudited)

							Additional		Accumulated Other	Total
	Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance December 31, 2023	—	$—	3,000,000	$3	8,391,940	$8	$241,406	$(253,147)	$(3)	$(11,733)
Stock-based compensation	—	—	—	—	—	—	242	—	—	242
Conversion of Series A preferred stock into common stock	—	—	(3,000,000)	(3)	300,000	—	3	—	—	—
At-the-market "ATM" offering, net of offering costs of $48	—	—	—	—	34,584	—	179	—	—	179
Common stock and warrants issued, net of issuance costs of $481	—	—	—	—	575,000	1	1,343	—		1,344
Common stock and warrants issued in private placement	—	—	—	—	270,000	—	1,027	—	—	1,027
Warrants issued pursuant to the Alvogen Agreement amendment (see Note 6)	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	57,500	—	—	—	—	—
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	143,648	1	399	—	—	400
Net loss	—	—	—	—	—	—	—	(6,528)	—	(6,528)
Balance - March 31, 2024	—	$—	—	$—	9,772,672	$10	$244,599	$(259,675)	$(3)	$(15,069)
Stock-based compensation	—	—	—	—	—	—	97	—	—	97
ATM offering, net of offering costs of $118	—	—	—	—	247,868	—	1,228	—	—	1,228
Common stock and warrants issued, net of issuance costs of $494	—	—	—	—	698,050	1	1,913	—	—	1,914
Issuance of shares related to reverse stock split	—	—	—	—	73,040	—	—	—	—	—
Contract cost related to Alvogen termination (see Note 6)	—	—	—	—	—	—	1,336	—	—	1,336
Net loss	—	—	—	—	—	—	—	(7,897)	—	(7,897)
Balance - June 30, 2024	—	$—	—	$—	10,791,630	$11	$249,173	$(267,572)	$(3)	$(18,391)

							Additional		Accumulated Other	Total
	Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance December 31, 2022	—	$—	—	$—	6,644,299	$7	$230,399	$(222,997)	$—	$7,409
Common stock and warrants issued, net of issuance costs $351	—	—	—	—	386,667	—	2,545	—	—	2,545
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	—	—	106	106
Stock-based compensation	—	—	—	—	—	—	695	—	—	695
Net loss	—	—	—	—	—	—	—	(11,039)	—	(11,039)
Balance - March 31, 2023	—	$—	—	$—	7,030,966	$7	$233,639	$(234,036)	$106	$(284)
Common stock and warrants issued, net of issuance costs $2,168	—	—	—	—	967,000	1	5,576	—	—	5,577
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	—	—	(128)	(128)
Stock-based compensation	—	—	—	—	—	—	544	—	—	544
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	40,867	—	200	—	—	200
Net loss	—	—	—	—	—	—	—	(8,717)	—	(8,717)
Balance - June 30, 2023	—	$—	—	$—	8,038,833	$8	$239,959	$(242,753)	$(22)	$(2,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,425)	$(19,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	2
Stock-based compensation	339	1,239
Change in fair value of warrant liabilities	(9)	(1)
Change in fair value of convertible promissory note	341	2,435
Warrant issuance costs related to Alvogen termination	1,336	—
Convertible note default penalty	849	—
Non-cash settlement expense	—	250
Changes in operating assets and liabilities:
Prepaid expense and other assets	(648)	922
Accounts payable	4,209	129
Insurance loan payable	943	—
Accrued expense and other liabilities	830	879
Net cash used in operating activities	(6,233)	(13,901)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	(2)
Net cash used in investing activities	—	(2)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	(2,156)	(90)
Proceeds from issuance of insurance loan	—	786
Proceeds from issuance of common stock and warrants, net of issuance costs	4,665	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	1,027	8,122
Net cash provided by financing activities	3,536	8,818

Net decrease in cash and cash equivalents	(2,697)	(5,085)
Cash and cash equivalents at beginning of period	4,595	20,054
Cash and cash equivalents at end of period	$1,898	$14,969
Supplemental disclosure of cash flow information:
Cash paid for interest	$374	$205
Cash paid for taxes	$—	$—
Non-cash investing and financing activities
Issuance of common stock as principal and interest repayment for convertible notes	$400	$200
Issuance of common stock warrants as offering costs	$188	$75
Conversion of Series A preferred stock into common stock	$3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

1. Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRX” or the “Company”) is a clinical-stage bio-pharmaceutical company which develops and intends to distribute, through its wholly-owned operating subsidiaries, NeuroRx, Inc., (“NeuroRx”) and HOPE Therapeutics, Inc. (“HOPE”, and collectively with NRX and NeuroRx, the “Company”, “we”, “us”, or “our”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NeuroRx is organized as a traditional research and development (“R&D”) company, whereas HOPE is organized as a specialty pharmaceutical company intended to distribute ketamine and other therapeutic options to clinics that serve patients with suicidal depression and PTSD. The Company has two lead drug candidates that are expected to be submitted by year end for Food and Drug Administration (“FDA”) approval with anticipated FDA decision dates under the Prescription Drug User Fee Act ("PDUFA") by the end of June 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion. In February 2024, the Company incorporated HOPE as a wholly-owned subsidiary and in August 2024 completed a carve-out audit of HOPE's financial statements which are necessary for the intended Spin-Off (as defined in Note 7) of HOPE to the Company's shareholders at a future date.

Operations

The Company’s drug development activities have expanded from its original focus on development of NRX-101, a fixed dose combination of D-cycloserine (DCS) and lurasidone for the treatment of suicidal bipolar depression to encompass the development of NRX-101 for the treatment of chronic pain and PTSD and to the development of intravenous ketamine (NRX-100/HTX-100) for the treatment of suicidal depression. These additional indications have been added as the Company has gained access to clinical trials data funded by governmental entities in France and potentially in the United States which has the potential to afford the Company potential safety and efficacy data on key indications at low cost.

2. Going Concern

Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year and has a working capital deficit at June 30, 2024. The Company has no revenues and expects to continue to incur operating losses for the remainder of 2024. Although the Company projects operating income to be derived from the operation of clinical facilities through its HOPE subsidiary and sales of its pharmaceutical products in 2025, these projections are subject to completion of anticipated clinical acquisitions in the first case and regulatory approvals in the latter case. In the absence of these projected developments, the Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

As of June 30, 2024, the Company had $1.9 million in cash and cash equivalents. Subsequently, on August 12, 2024, the Company signed an agreement with Anson Funds for $16.3 million in Senior Secured Debt financing. Concurrently, the Company signed a settlement agreement with Streeterville Capital, LLC to retire its remaining debt for a settlement amount of $5.6 million and to settle outstanding litigation. This settlement amount was substantially less than the amounts claimed by Streeterville in litigation.

The Company has now secured operating capital that it anticipates as sufficient to fund its drug development operations through year end and to finance submission of FDA New Drug Applications for NRX-100 and NRX-101 in 2024. The Company may pursue additional equity or debt financing or refinancing opportunities in 2024 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for the general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of June 30, 2024 the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $1.3 million. The Company has not experienced any losses on its deposits of cash. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

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

The License Agreement (the “License Agreement”) with Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd. (collectively, “Alvogen”) (as further discussed in Note 6 below) was accounted for in accordance with ASC 606. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

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

The Company’s revenue arrangements may include the following:

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

Research Services: The Company incurred research costs in association with the License Agreement. After the First Milestone Payment (as defined in Note 6 below), the Company would have been reimbursed for certain costs incurred related to reasonable and documented out-of-pocket costs for clinical and non-clinical development activities. The Company would have recognized revenue for the reimbursed costs when the First Milestone Payment contingencies had been achieved and the Company had an enforceable claim to the reimbursed costs.

Research and Development Costs

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

Convertible Note Payable and Fair Value Election

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

The Company estimates the fair value of the note payable using a Monte Carlo simulation model, which uses as inputs the fair value of its Common Stock and estimates for the equity volatility and volume volatility of its Common Stock, the time to expiration (i.e., expected term) of the note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the Company estimate its expected future equity and volume volatility based on the historical volatility of both its Common Stock price and Common Stock trading volume utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined based on the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. For the valuation as of  December 31, 2023, the probability of default was estimated using Bloomberg’s Default Risk function which uses its financial information to calculate a default risk specific to the Company. For the valuation as of  June 30, 2024, the probability of default was based on management's estimates which include, the Company's current cash runway, current efforts to raise financing, and current economic environment. Interest expense is included within the fair value of the note payable. Management believes those assumptions are reasonable but if these assumptions change, it could materially affect the fair value.

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

Loss Per Share

The Company applies the two-class method when computing net income or loss per share attributable to common stockholders. In determining net income or loss attributable to common stockholders, the two-class method requires income or loss allocable to participating securities for the period to be allocated between common and participating securities based on their respective rights to share in the earnings as if all of the income or loss allocable for the period had been distributed. In periods of net loss, there is no allocation required under the two-class method as the participating securities do not have an obligation to fund the losses of the Company.

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

	Six months ended June 30,
	2024	2023
Stock options	161,437	254,885
Restricted stock awards	66,666	100,000
Common stock warrants	4,069,240	3,002,159

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. For the six months ended June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements that management believes materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

4. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)
Prepaid expense and other current assets:
Prepaid insurance	$1,500	$1,078
Prepaid clinical development costs	830	871
Other prepaid expense	646	334
Other current receivables	6	6
Total prepaid expense and other current assets	$2,982	$2,289

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)
Accrued and other current liabilities:
Refund liability (see Note 6)	$3,826	$—
Professional services	3,593	2,686
Accrued employee costs	1,062	835
Accrued research and development expense	900	1,112
Other accrued expense	213	81
Total accrued and other current liabilities	$9,594	$4,714

6. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen. Under the License Agreement, the Company granted Alvogen certain license rights to develop, manufacture, and commercialize the Company’s candidate therapeutic product, NRX-101, for the treatment of bipolar depression with suicidality. In exchange for the license granted and the participation of the Company in certain development, regulatory and commercial activities, Alvogen was obligated to pay the Company specified regulatory and commercial milestones, the first of which was $9 million upon the later of a positive data read-out from the Company’s ongoing Phase 2b/3 clinical trial and completion of the Type B meeting with the FDA (the “First Milestone Payment”). In February 2024, the parties executed an amendment accelerating payment of up to $5 million related to the First Milestone Payment, with the remaining $4 million due upon the original agreement’s terms (see below for advances received through June 30, 2024). As compensation for advancing the milestone, Alvogen received warrants to purchase up to 419,598 shares of the Company's Common Stock, at a strike price of $4.00 with a three year term (See Note 9). The grant date fair value of the warrants was approximately $1.3 million, which the Company planned to account for as consideration paid to a customer (see below). The second portion of the first milestone was to be $4 million and, as before, triggered by a positive response to the Company's planned end of phase 2 meeting with FDA. If the first milestone was not achieved by September 3, 2024, the Company would be obligated to repay any amount received against the $5 million advance of the First Milestone Payment to Alvogen. As there was significant uncertainty relative to approval of any drug candidate in development, the Company concluded that it was not probable that a significant reversal of revenue would not occur if the Company were to include the First Milestone Payment, or any advances thereof, in the transaction price prior to receiving FDA approval. Accordingly, the transaction price was fully constrained and advances from Alvogen were recorded as a refund liability until such time as the refund right expired. Further, the Company accounted for the warrants issued to Alvogen within additional paid-in capital consistent with the accounting for unfunded stock subscription agreements until such time as the uncertainty around the First Milestone was resolved.

Termination

Under the License Agreement, as amended, Alvogen was granted early termination rights. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified as deferred revenue or recorded as revenue as of June 30, 2024.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. As of June 30, 2024, the refund liability due to Alvogen was $3.8 million, which represent all payments made by Alvogen through June 30, 2024, and is included as a component of accrued expense and other current liabilities on the condensed consolidated balance sheet. Following the early termination by Alvogen, the Company does not anticipate recognizing any revenue under the License Agreement. Additionally, the Company wrote-off the unfunded stock subscription receivable of $1.3 million related to the warrants previously classified in additional paid-in capital to research and development expense following the termination.

7. Debt

Convertible Note

On November 4, 2022, the Company issued an 9% redeemable promissory note (as amended, the “Note”) to Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), for an aggregate principal amount of $11.0 million. The Note originally matured 18 months from the date of issuance subject to certain acceleration provisions. The Note carries an original issue discount of $1.0 million which was deducted from the principal balance of the Note. The net proceeds from the issuance of the Note was $10.0 million after transaction costs including the original issue discount, legal and other fees are included.

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

The Note contains certain Trigger Events (as defined in the Note) that generally, if uncured within five trading days, may result in an event of default in accordance with the terms of the Note (such event, an “Event of Default”). Upon an Event of a Default, the Lender may consider the Note immediately due and payable. Upon an Event of Default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law (see below).

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

After April 30, 2024, and for the remainder of the payment period through July 31, 2024, Streeterville may redeem any Redemption Amount (as defined in the Note), including an amount in excess of the Minimum Payment, subject to the Maximum Monthly Redemption Amount. During the period through July 31, 2024, the Company is permitted to pay the Redemption Amounts by delivery of the Redemption Conversion Shares (as defined below) without regard to the existence of any Equity Conditions Failure, to the extent Streeterville submits redemption notices during such month pursuant to the terms of the Note, and only for the Redemption Amounts covered by such notices. Moreover, the Redemption Premium will continue to apply to the Redemption Amounts. To the extent there is an outstanding balance under the Note after July 31, 2024, the Company will be required to pay such outstanding balance in full in cash by August 31, 2024. As a result of the alleged Event of Default mentioned below, the Company did not pay any Redemption Amounts during the three months ended June 30, 2024.

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

Convertible Note Fair Value Measurements

The Company estimates the fair value of the Note using a Monte Carlo simulation model, which uses as inputs the fair value of its Common Stock and estimates for the equity volatility and volume volatility of its Common Stock, the time to expiration of the Note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the Company estimates its expected future volatility based on the actual volatility of its Common Stock and historical volatility of its Common Stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses its financial information to calculate a default risk specific to the Company.

The discount to the principal amount is included in the carrying value of the Note. During 2022, the Company recorded a debt discount of approximately $1.0 million upon issuance of the Note for the original issue discount of $1.0 million. As a result of electing the fair value option, any direct costs and fees related to the Note were expensed as incurred. For the three and six months ended June 30, 2024, the Company recorded a loss from the change in fair value of the Note of less than $0.1 million and $0.3 million, respectively, which was recognized in other (income) expense on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option. For the three and six months ended June 30, 2023, the Company recorded a loss from the change in fair value of the Note of $0.7 million and $2.4 million, respectively, which was recognized in other (income) expense on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option.

During the three and six months ended June 30, 2024, the Company made cash payments for coupon interest on the Note of approximately $0.1 million, and $0.2 million of redemption premiums, issued shares of Common Stock as coupon interest repayment of $0.1 million, and incurred a default penalty of $0.8 million. During the three and six months ended June 30, 2023, the Company made interest payments on the Note of approximately $0.1 million and issued shares of Common Stock as principal and interest repayments on the Note of $0.2 million.

As of June 30, 2024, and December 31, 2023, the Note carried a remaining principal balance of $6.5 million and $8.3 million, respectively. Refer to Note 11 for the reconciliation of the fair values for the periods presented.

Alleged Default

On April 24, 2024, the Company received written notice from counsel for Streeterville that an alleged event of default occurred with respect to Note issued by the Company in favor of Streeterville (the “Notice”). The Notice alleges that, among other things, (i) the announcement of the plan to partially spin-off of HOPE (the “Spin-Off”), constituted a “Fundamental Transaction” (as defined in the Note) for which the Company failed to obtain Streeterville’s prior written consent before undertaking such transaction; and (ii) the Company failed to pay the Minimum Payment, as defined in the Note, by April 8, 2024, following a Redemption Notice issued on April 3, 2024 by Streeterville to the Company, each of which resulted in the failure to cure a Trigger Event and subsequent Event of Default of the Note, resulting in the acceleration of all of the outstanding amounts due thereunder.

Streeterville also filed a complaint (the “Complaint”) naming the Company as a defendant in the Third Judicial District Court of Salt Lake County, Utah. The Complaint is seeking, among other things: (i) declaratory relief for an order enjoining the Company from undertaking any Fundamental Transaction, including the Spin-Off, or otherwise issuing Common Stock or other equity securities (such as the shares of HOPE pursuant to the announced Spin-Off); and (ii) repayment of the Note and other unspecified amounts of damages, costs and fees, but no less than $6,537,027, or the amounts currently outstanding under the Note.

On July 29, 2024, in connection with the alleged Event of Default that Streeterville claimed occurred with respect to the Note, the Company announced an order of the Utah arbitrator denying the petition of Streeterville to enjoin Spin-Off of 49% of shares in HOPE to current shareholders of the Company. The purpose of the proposed Spin-Off was to provide the Company’s shareholders with valuable consideration and to provide HOPE (currently a wholly-owned subsidiary) with a sufficient shareholder base to enable future listing on a a national exchange. The arbitrator also denied Streeterville’s petition to enjoin the Company from selling additional shares of Common Stock to finance ongoing operations (see Note 14).

8. Commitments and Contingencies

Sarah Herzog Memorial Hospital License Agreement

The Company is required to make certain payments related to the development of NRX-101 (the "Licensed Product") in order to maintain the license agreement with the Sarah Herzog Memorial Hospital Ezrat Nashim (“SHMH”) (the "SHMH License Agreement"), including:

Milestone Payments

End of Phase I Clinical Trials of Licensed Product (completed)	$100,000
End of Phase II Clinical Trials of Licensed Product (completed)	$250,000
End of Phase III Clinical Trials of Licensed Product	$250,000
First Commercial Sale of Licensed Product in U.S.	$500,000
First Commercial Sale of Licensed Product in Europe	$500,000
Annual Revenues Reach $100,000,000	$750,000

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. During the three months and six months ended June 30, 2024 and 2023, no payments were made.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the three and six months ended June 30, 2023, no royalty payments were made.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement.

Exclusive License Agreement

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the three and six months ended June 30, 2024 and 2023, the Company has recorded no expenses relating to the licensure of the patent.

Legal Proceedings

The Company is a defendant in litigation filed by Streeterville in the Third Judicial District Court of Salt Lake County, Utah. See Note 7, Debt, for additional information. The Complaint seeks, among other things: (i) declaratory relief for an order enjoining the Company from undertaking any Fundamental Transaction, including the Spin-Off, or otherwise issuing Common Stock or other equity securities (such as the shares of HOPE pursuant to the announced Spin-Off); and (ii) repayment of the Note and other unspecified amounts of damages, costs and fees, but no less than $6,537,027, or the amounts currently outstanding under the Note.

On July 29, 2024, in connection with the alleged Event of Default that Streeterville claimed occurred with respect to the Note, the Company announced an order of the Utah arbitrator denying the petition of Streeterville to enjoin the planned Spin-Off of 49% of shares in HOPE to current shareholders of the Company. The purpose of the proposed Spin-Off was to provide the Company’s shareholders with valuable consideration and to provide HOPE (currently a wholly-owned subsidiary) with a sufficient shareholder base to enable future listing on a a national exchange. The arbitrator also denied Streeterville’s petition to enjoin the Company from selling additional shares of Common Stock to finance ongoing operations. This matter was settled subsequent to June 30, 2024.

On August 12, 2024, the Company signed a settlement agreement with Streeterville to retire its remaining debt for a settlement amount of $5.6 million and to settle outstanding litigation. This settlement amount was substantially less than the amounts claimed by Streeterville in its Compliant (see Note 14).

The Company is currently involved in and may from time to time become involved in various legal actions incidental to our business. As of the date of this report, the Company, other than as set forth above, is not involved in any legal proceedings that it believes could have a material adverse effect on its financial position or results of operations. However, the outcome of any current or future legal proceeding is inherently difficult to predict and any dispute resolved unfavorably could have a material adverse effect on the Company’s business, financial position, and operating results.

9. Equity

Common Stock Reverse Stock Split

On March 21, 2024, the Board approved a reverse stock split ratio of 1-for-10. On March 28, 2024, the Company filed an amendment to its certificate of incorporation in the State of Delaware (the “Amendment”), which provided that, effective as of 4:30 p.m. Eastern Standard Time on April 1, 2024 (the “Effective Time”), every ten shares of its issued and outstanding Common Stock will automatically be combined into one issued and outstanding share of Common Stock, without any change in the par value per share.

At the Effective Time of April 1, 2024, every 10 issued and outstanding shares of the Company’s Common Stock were converted automatically into one share of the Company’s Common Stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of Common Stock issued and outstanding from approximately 95.7 million to approximately 9.6 million.

No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who otherwise would have been entitled to receive a fractional share instead became entitled to receive one whole share of Common Stock in lieu of such fractional share. As a result of the Reverse Stock Split, 73,040 additional shares of common stock were issued in lieu of fractional shares. All share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been retrospectively adjusted for the reverse split.

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock ("Series A Preferred"). In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred for an aggregate cash purchase price of $1.2 million. During March 2024 holders of the Company’s Series A Preferred elected to convert 3,000,000 shares of Series A Preferred into 300,000 shares of Common Stock. As of June 30, 2024, no shares of Series A Preferred remained issued or outstanding.

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

From February 20, 2024 to April 15, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 282,452 shares of unregistered Common Stock at a range of  $4.643 – $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. Through June 30, 2024, the aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $1.4 million.

On February 29, 2024, the Company entered into a securities purchase agreement with an investor providing for the issuance and sale of 270,000 shares of Common Stock and warrants to purchase up to 270,000 shares of Common Stock (the “ February Warrants”) at a price of $3.80 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “ February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million. As of June 30, 2024, the shares of Common Stock had not been issued.

On February 27, 2024, the Company entered into an underwriting agreement (the “ February Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein (the “ February Underwriters”), relating to an underwritten public offering (the “ February 2024 Public Offering”) of 500,000 shares (the “ February Shares”) of the Company’s Common Stock. The public offering price for each share of Common Stock was $3.00 and the February Underwriters purchased the shares of Common Stock pursuant to the February Underwriting Agreement at a price for each share of Common Stock of $2.76. Pursuant to the February Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 75,000 shares (the “ February Option Shares”) of the Common Stock on the same terms as the February Shares sold in the February 2024 Public Offering (the “ February Over-Allotment Option”). On February 28, 2024, the February 2024 Public Offering closed (the “ February Closing Date”). The aggregate net cash proceeds to the Company from the February 2024 Offering proceeds were approximately $1.3 million after offering costs of approximately $0.4 million. On March 5, 2024, the February Underwriters of the previously announced underwritten public offering of the Company exercised their option in accordance with the February Underwriting Agreement, dated February 27, 2024, by and between the Company and the Representative, as representative of the several underwriters named therein, to purchase up to an additional 75,000 shares of the Company’s Common Stock, at a public offering price of $3.00 per share (the “ February Overallotment Exercise”). The February Overallotment Exercise closed on March 6, 2024. The aggregate net cash proceeds to the Company from the February Overallotment Exercise were approximately $0.2 million. The Company accrued additional offering costs of approximately $0.2 million.

On April 18, 2024, the Company entered into an underwriting agreement (the “ April Underwriting Agreement”) with the Representative, as the representative of the several underwriters named therein (the “ April Underwriters”), relating to an underwritten public offering (the “ April 2024 Public Offering”) of 607,000 shares (the “April Shares”) of Common Stock. The public offering price for each share of Common Stock was $3.30. Pursuant to the April Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 91,050 shares (the “ April Option Shares”) of the Common Stock on the same terms as the April Shares sold in the April 2024 Public Offering (the “ April Over-Allotment Option”). On April 19, 2024, the Offering closed (the “ April Closing Date”). Net proceeds from the April 2024 Public Offering were approximately $1.6 million after offering costs of approximately $0.4 million. On May 23, 2024, the April Underwriters of the previously announced underwritten public offering of the Company exercised their option in accordance with the April Underwriting Agreement, dated April 18, 2024, by and between the Company and the Representative, as representative of the several underwriters named therein, to purchase up to an additional 91,050 shares of the Company’s Common Stock, at the public offering price of $3.30 per share (the “ April Overallotment Exercise”). The April Over-Allotment Exercise was exercised in full and closed on May 23, 2024. The net cash proceeds to the Company from the April Overallotment Exercise were approximately $0.2 million which include offering costs of less than $0.1 million.

Common Stock Warrants

Substitute Warrants

In connection with the Merger in 2021, each warrant to purchase shares of Common Stock of NRx that was outstanding and unexercised immediately prior to the effective time (whether vested or unvested) was assumed by Big Rock Partners Acquisition Corp. ("BRPA") and converted into a warrant, based on the exchange ratio (of 0.316), that will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant (the “Substitute Warrants”). There were 3,792,970 warrants outstanding and unexercised at the effective time. As these Substitute Warrants meet the definition of a derivative as contemplated in FASB ASC Topic 815, based on provisions in the warrant agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions, the Substitute Warrants were recorded as derivative liabilities on the consolidated balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with FASB ASC Topic 820, with changes in fair value recognized in the statements of operations in the period of change.

The Company recognized a loss on the change in fair value of the Substitute Warrants for the three months ended  June 30, 2024 and 2023 of less than $0.1 million and less than $0.1 million, respectively. The Company recognized a gain on the change in fair value of the Substitute Warrants for the six months ended June 30, 2024 and 2023 of less than $0.1 million and less than $0.1 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

Assumed Public Warrants

Prior to the Merger, the Company had 3,450,000 warrants outstanding (the “Public Warrants”) to purchase up to 345,000 shares of Common Stock. Each Public Warrant entitles the holder to purchase one-tenth share of Common Stock at an exercise price of $115 per share. The Public Warrants became exercisable at the effective time of the Merger and expire five years after the effective time on or earlier upon their redemption or liquidation of the Company.

During the three and six months ended June 30, 2024 and 2023 no Public Warrants were exercised. The outstanding balance of these public warrants remains in equity. At June 30, 2024 and December 31, 2023, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a loss on the change in fair value of the Private Placement Warrants for the three months ended June 30, 2024 and 2023 of less than $0.1 million and less than $0.1 million, respectively. The Company recognized a loss on the change in fair value of the Private Placement Warrants for the six months ended June 30, 2024 and 2023 of less than $0.1 million and less than $0.1 million, respectively. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

Investor Warrants

As discussed above, on February 28, 2024, in conjunction with the sale of 270,000 shares of the Company’s Common Stock, the Company issued  February Warrants to purchase up to 270,000 shares of Common Stock which were classified in stockholder’s equity. The February Warrants have an exercise price of $3.80 per share, are initially exercisable beginning six months following the date of issuance, and will expire five years from the date of issuance. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.59, exercise price of $3.80, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%). The allocated fair value of the February Warrants on the grant date was $0.5 million and is recorded within additional paid-in capital.

On February 28, 2024, the Company issued to the Representative the Underwriter’s Warrant to purchase up to 25,000 shares of Common Stock (the “ February Underwriter Warrant Shares”). The Underwriter’s Warrant is exercisable six months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the Underwriting Agreement. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%). The allocated fair value of the Underwriter's Warrants on the grant date was $0.1 million and is recorded as a charge to additional paid-in capital.

On March 5, 2024 the Company issued Underwriter’s Warrant to purchase up to 3,750 shares of Common Stock in relation to the exercise of the February Over-Allotment Option. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.12%, and expected dividend rate of 0%). The allocated fair value of the Underwriter's Warrants on the grant date was less than $0.1 million and is recorded as a charge to additional paid-in capital.

On April 19, 2024, the Company issued to the Representative the April Underwriter’s Warrant to purchase up to 30,350 shares of Common Stock (the “ April Underwriter Warrant Shares”). The April Underwriter’s Warrant is exercisable six months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the Underwriting Agreement. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.04, exercise price of $3.63, term of 5 years, volatility of 178.10%, risk-free rate of 4.66%, and expected dividend rate of 0%). The allocated fair value of the April Underwriter's Warrant on the grant date was less than $0.1 million and is recorded as a charge to additional paid-in capital.

On May 23, 2024 the Company issued Underwriter’s Warrant to purchase up to 4,553 shares of Common Stock in relation to the exercise of the April Over-Allotment Option. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.62, exercise price of $3.63, term of 5 years, volatility of 178.10%, risk-free rate of 4.52%, and expected dividend rate of 0%). The allocated fair value of the Underwriter's Warrants on the grant date was less than $0.1 million and is recorded as a charge to additional paid-in capital.

Alvogen Warrants

In conjunction with the amended Alvogen licensing agreement discussed in Note 6, on February 7, 2024 the Company issued warrants to purchase up to 419,598 shares of Common Stock. The warrants have an exercise price of $4.00 per share, are exercisable immediately following the date of issuance, will expire three years from the date of issuance, and may also be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of Common Stock underlying the warrants. The warrants are subject to a beneficial ownership limitation of 4.99% post-exercise, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the holder, with not less than 61 days prior notice. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $4.10, exercise price of $4.00, term of 3 years, volatility of 138.0%, risk-free rate of 4.2%, and expected dividend rate of 0.0%). The fair value of the warrants on the grant date was $1.3 million and was recorded within additional paid-in capital as of March 31, 2024. Upon termination of the Alvogen Agreement on June 21, 2024, the offsetting amount recorded within additional paid-in capital as an unfunded stock subscription receivable was expensed to research and development.

		Weighted
		Average	Weighted	Aggregate
	Total	Remaining	Average	Intrinsic Value
	Warrant Shares	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2023	3,321,499	3.91	$23.01	$180
Issued	718,348
Expired	(5,510)
Outstanding as of March 31, 2024	4,034,337	3.68	19.61	807
Issued	34,903
Outstanding as of June 30, 2024	4,069,240	3.44	$19.47	$—

10. Stock-Based Compensation

2016 Omnibus Incentive Plan

Prior to the Merger, NRx maintained its 2016 Omnibus Incentive Plan (the “2016 Plan”), under which NeuroRx granted incentive stock options, restricted stock awards, other stock-based awards, or other cash-based awards to employees, directors, and non-employee consultants. The maximum aggregate shares of Common Stock that were subject to awards and issuable under the 2016 Plan was 347,200.

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

2021 Omnibus Incentive Plan

As of  June 30, 2024, 955,281 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2024, 83,920 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023 the first amendment to the 2021 Omnibus Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan, by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the Plan to be equal to 100% of the Share Pool. As of June 30, 2024, an aggregate 608,365 shares have been awarded net of forfeitures, and 346,916 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

Option Awards

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company is a public company and has limited company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the limited company-specific historical volatility and implied volatility. The expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Additionally, certain options granted contain terms that require all unvested options to immediately vest a) upon the approval of an NDA by the FDA for NRX‑101, or b) immediately preceding a change in control of the Company, whichever occurs first.

The Company issued no stock options during the three or six months ended June 30, 2024.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	264,983	$18.30	7.7	$75
Expired/Forfeited	(89,546)
Outstanding as of March 31, 2024	175,437	$18.60	8.4	$40
Expired/Forfeited	(14,000)
Outstanding as of June 30, 2024	161,437	$21.18	7.5	$—
Options vested and exercisable as of June 30, 2024	126,882	$25.18	7.0	$—

Stock-based compensation expense related to stock options was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively.

At June 30, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, was $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023 (unvested)	124,166	$5.20
Vested	(57,500)	4.64
Balance as of March 31, 2024 (unvested)	66,666	5.66
Vested	—	—
Balance as of June 30, 2024 (unvested)	66,666	$5.66

On July 12, 2022, the Board granted an award of 100,000 restricted shares of the Company (“RSAs”) as an inducement to the newly appointed CEO, pursuant to a separate Restricted Stock Award Agreement. The RSAs will vest in approximately equal installments over three (3) years from the grant date, subject to continued service through the applicable vesting date.

On December 28, 2023, the Company was authorized to grant 57,500 RSAs to a consultant for services provided. The RSAs vested after six months from September 4, 2023, the date the services began. The shares were valued on the grant date based on the quoted price of $4.60 or approximately $0.3 million which was amortized over the vesting term.

Stock-based compensation expense related to RSAs was less than $0.1 million for the three and six months ended June 30, 2024 respectively.

As of June 30, 2024, total unrecognized compensation expense related to RSAs was approximately $0.2 million, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Stock-based compensation expense
General and administrative	$72	$443	$283	$1,034
Research and development	25	101	56	205
Total stock-based compensation expense	$97	$544	$339	$1,239

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2024 and 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services are estimated based on the Black-Scholes model. The fair value of the Note was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	June 30, 2024	December 31, 2023
Assets:		(Unaudited)
Money Market Account	1	$475	$3,874

Liabilities:
Warrant liabilities (Note 9)	3	$8	$17
Convertible note payable (Note 7)	3	$7,651	$9,161

Convertible Note Payable

The significant inputs used in the Monte Carlo simulation to measure the convertible note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

	June 30,
	2024	2023
Stock price on valuation date	$2.44	$4.84
Time to expiration	0.17	0.84
Note market interest rate	20.6%	8.9%
Equity volatility	145.0%	100.0%
Volume volatility	560.0%	455.0%
Risk-free rate	5.48%	5.42%
Probability of default	50.0%	6.5%

The following table sets forth a summary of the changes in the fair value of the Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of the Note as of December 31, 2023	$9,161
Conversions and repayments of principal and interest (shares and cash)	(2,700)
Fair value adjustment through earnings	318
Fair value adjustment through accumulated other comprehensive loss	—
Fair value of the Note as of March 31, 2024	6,779
Conversions and repayments of principal and interest (shares and cash)	—
Fair value adjustment through earnings	23
Default penalty	849
Fair value adjustment through accumulated other comprehensive loss	—
Fair value of the Note as of June 30, 2024	$7,651

Convertible note payable - current portion	$7,651
Convertible note payable, net of current portion	$—

Fair value of the Note as of December 31, 2022	$10,525
Conversions and repayments of principal and interest (shares and cash)	—
Fair value adjustment through earnings	1,770
Fair value adjustment through accumulated other comprehensive loss	(106)
Fair value of the Note as of March 31, 2023	12,189
Conversions and repayments of principal and interest (shares and cash)	(288)
Fair value adjustment through earnings	665
Fair value adjustment through accumulated other comprehensive loss	128
Fair value of the Note as of June 30, 2023	$12,694

Convertible note payable - current portion	$12,694
Convertible note payable, net of current portion	$—

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

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	June 30,
	2024	2023
Stock price on valuation date	$2.44	$6.60
Exercise price per share	$115.00	$115.00
Expected life	1.90	3.15
Volatility	176.9%	175.1%
Risk-free rate	4.8%	5.3%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.60	$7.93

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2023	$17
Loss upon re-measurement	9
Balance as of March 31, 2024	26
Gain upon re-measurement	(18)
Balance as of June 30, 2024	$8

Balance as of December 31, 2022	$37
Gain upon re-measurement	(12)
Balance as of March 31, 2023	25
Loss upon re-measurement	11
Balance as of June 30, 2023	$36

12. Income Taxes

The Company recorded no provision or benefit for income tax expense for the six months ended June 30, 2024 and 2023, respectively.

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

The Company has no open tax audits with any taxing authority as of June 30, 2024.

13. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During both the three months ended  June 30, 2024 and 2023, the Company paid Glytech $0.1 million for continuing technology support services and reimbursed expenses. During both the six months ended   June 30, 2024 and 2023, the Company paid Glytech $0.1 million for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to the Company. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that the Company considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX‑100 and NRX‑101. On November 6, 2022 the Glytech Agreement was amended whereby Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology to the Company for no additional consideration at any time upon receipt of written notice from the Company if, on or prior to March 31, 2024, (i) the value of the Glytech equity holdings in the Company (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days). The option was not exercised and expired on March 31, 2024.

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and is the Chairman of the Board of Directors. Therefore, the services provided to the Company are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist and received compensation of $0.2 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively.

On March 29, 2023, the Consulting Agreement dated March 8, 2022 between the Company and Dr. Jonathan Javitt was amended to extend the term of the Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal (the “Javitt Amendment”). The Javitt Amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the Board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of June 30, 2024 and December 31, 2023, the annual discretionary bonus of $0.3 million and $0.2 million is accrued and included within accrued and other current liabilities on the condensed consolidated balance sheets, respectively.

The Javitt Amendment also provides, subject to the approval of the Board of Directors, for a grant of 50,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (25,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (25,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of June 30, 2024, the Board of Directors has not approved the grant of restricted stock.

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

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.1 million during the three and six months ended June 30, 2024 and 2023, respectively. These services are ongoing.

Included in accounts payable were less than $0.1 million due to the above related parties as of  June 30, 2024 and December 31, 2023, respectively.

14. Subsequent Events

At-The Market Offering Agreement

From July 11, 2024 to July 30, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 103,063 shares of unregistered Common Stock at a range of  $2.421 – $2.528 per share. Subsequent to June 30, 2024, the Company sold additional shares of Common Stock at an aggregate sales price of $0.3 million.

Nasdaq Listing Compliance

On August 6, 2024, the Company received a letter (the “Letter”) from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating the from June 14, 2024 to August 5, 2024, the Company's Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with the Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days from the date of the Letter, or through February 3, 2024 to regain compliance with respect to the MVLS Requirement.

Securities Purchase Agreement

On August 12, 2024, the Company executed a Securities Purchase Agreement (the “SPA”) and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of securities. The consideration payable by the purchasers under the SPA will be comprised of three equal closings, each subject to certain closing conditions. The securities to be issued and sold by the Company include up to $16.3 million of senior secured convertible notes (the “Notes”) and warrants to purchase 1.4 million shares of the Company’s common stock (the “Warrants”). The proceeds are expected to be used to settle the Company’s outstanding amounts owed to Streeterville and other working capital needs. The Company has received the first tranche as of the date of this filing.

The Notes bear interest at the rate of 6% per annum and mature in 15 months following their date of issuance. The Notes may be settled in cash or in shares of the Company’s common stock, at the sole discretion of the holder, at the applicable conversion price. The Note may not be prepaid by the Company however, the holders of the Note may elect to convert the Notes, in whole or in part, into shares of the Company’s common stock at any time after the original issuance date. The conversion price will equal the lower of (i) $2.4168 or (ii) a price equal to 92% of the lowest volume-weighted average price during the seven-trading day period immediately preceding the applicable conversion date. The Notes include certain redemption, protection features and default interest and penalties. The Notes are secured by all assets of the Company, including its intellectual property.

The Warrants have a term of 5 years, and exercise price of $2.42 and are exercisable immediately upon issuance. The Company is the process of assessing the accounting treatment of the transaction.

Settlement Agreement

On August 12, 2024 (the “Effective Date”), the Company entered into a settlement agreement and release of claims (the “Agreement”) with Streeterville. Under the terms of the Agreement, the Company will settle the Note for $5.6 million through two installments. The first installment of $2.5 million is due within five days of the Effective Date, and the second installment of $3.1 million is due within 60 days of the Effective date. The Company agreed that it will not complete the Spin-Off, or any similar transaction, until after it has paid the settlement amount in full.

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

Overview

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRX” or the “Company”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiaries, NeuroRx, Inc., (“NeuroRx”) and HOPE Therapeutics, Inc. (“HOPE”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NeuroRx is organized as a traditional research and development ("R&D") company, whereas HOPE is organized as a specialty pharmaceutical company intended to distribute ketamine and other therapeutic options to clinics that serve patients with suicidal depression and PTSD. The Company has two lead drug candidates that are expected to be submitted by year end for Food and Drug Administration ("FDA") approval with anticipated FDA decision dates under the Prescription Drug User Fee Act (“PDUFA”) by the end of June 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion. In February 2024, the Company incorporated HOPE as a wholly-owned subsidiary and in August 2024 completed an audit of HOPE's financial statements necessary for the intended Spin-Off (as defined in above) of HOPE to the Company's shareholders at a future date.

During the second quarter of 2024 and in the subsequent period, the Company has achieved the following:

●	We consummated a financing agreement with an institutional investors for $16.3 million in debt capital, sufficient to finance the submission of New Drug Applications for NRX-100 and NRX-101.

●

We settled litigation with Streeterville Capital, LLC at a substantial discount to the amounts claimed, thereby clearing the path to proposed partial spin-off of HOPE, our wholly-owned subsidiary, to our shareholders.

●

We recorded positive data from a Phase 2b/3 trial of NRX-101 in Suicidal Bipolar Depression, demonstrating significant reduction of akathisia (P=0.025) and significant improvement in time to resolution of suicidality (P<.05), while demonstrating comparable antidepressant efficacy to standard of care. Akathisia is a potentially lethal side effect of all serotonin-targeted antidepressants and is associated with suicide.

●

The above findings of reduced suicidality and akathisia confirm the results of the Company’s prior STABIL-B trial in acutely suicidal patients and also mirror the results of an independent published trial;

●

The Company plans to file a New Drug Application (“NDA”) in Q4 2024 for Accelerated Approval under Breakthrough and Priority Review of NRX-101 in treatment of bipolar depression in people at risk of akathisia, based on the Phase 2b/3 and STABIL-B data. Three manufacturing lots are now completed with more than 12 months of room temperature shelf-stability. The anticipated PDUFA date for this application is prior to June 30, 2025;

●

The Company additionally plans to file an NDA in Q4 2024 for Approval under Fast Track Designation and Priority Review for NRX-100 (preservative-free sterile ketamine) in a tamper-resistant, diversion resistant packaging presentation. Ketamine efficacy data are in hand from 4 clinical trials. Three manufacturing lots are now completed with 9 months of stability anticipated by October 30, 2024. The anticipated PDUFA date for this settlement is prior to June 30, 2025. The Company believed that the preservative-free feature of this presentation will be deemed of benefit to patients because of the known toxicity of benzanthonium choloride used to preserve the current commercial formulations of ketamine used for anesthesia

●

We developed a novel, patentable pH neutral formulation for ketamine (designed as HTX-100) that will be suitable for both intravenous and subcutaneous administration. Initial laboratory lots demonstrate shelf stability and ongoing stability is being assessed. Ketamine in its current commercial presentations cannot be administered subcutaneously because of its high acidic (pH 3.5-4.0) properties, an acidity range that is known to cause paid and skin ulcers;

●

We have completed the audit for HOPE, thereby facilitating the proposed Spin-Off. We have partnered with representatives of ketamine clinic operators to construct a care platform that will include ketamine, operational support, and digital therapeutic extensions. In advance of FDA approval, HOPE is supplying ketamine under 503b pharmacy licensure to meet the national ketamine shortage declared by FDA;

●

NRX-101 in the treatment of Complicated Urinary Tract Infection (“cUTI”) granted Qualified Infectious Disease Product (“QIDP”), Fast Track, and Priority Review designations. Company has now demonstrated that NRX-101 does not damage the microbiome of the gut, in contrast to all other advanced antibiotics and is less likely to cause C. Difficile infection (a potentially lethal side effect of antibiotic treatment). NRx is reviewing partnership options: and

●

Executed Memorandum of Understanding with Foundation FundaMental for rights to develop potential disease modifying drug for schizophrenia. If successful, this would represent the first drug to reverse the underlying disease mechanism of schizophrenia, rather than simply treating symptoms.

Development of NRX-101 for Suicidal Treatment-Resistant Suicidal Bipolar Depression

On May 5, 2024, the Company announced final data from the recently completed phase 2b/3 trial of NRX-101 in suicidal bipolar depression, with a significantly improved safety profile as demonstrated by a statistically significant reduction in akathisia, an adverse event considered by many experts to be a precursor to suicide. Given the vital need for safer medications in this at-risk population, we plan to submit an NDA to the US FDA for treatment of bipolar depression patients at risk of akathisia, based on these data as well as additional data from our STABIL-B trial.

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

Figure 2: Results from published STABIL-B Trial

Incorporation of HOPE Therapeutics and progress towards an NDA for HTX-100 (IV ketamine) in the treatment of suicidal depression

In Q1 2024, the Company incorporated HOPE Therapeutics as a wholly-owned subsidiary and engaged its auditors who in August 2024 completed an audit of its financial statements which will be necessary for the intended spin-off of HOPE to the Company’s shareholders. Intravenous ketamine has now become a standard of care for acute treatment of suicidal depression, in the absence of an FDA-labeled product. Intranasal Esketamine is approved by the FDA (SPRAVATO®), but has not demonstrated a benefit on suicidality and is not approved for use in patients with bipolar depression. Attempts to use intranasal racemic ketamine for suicidal depression have failed.

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

In recent years, increased antibiotic resistance to common pathogens that cause urinary tract infections and urosepsis (i.e., sepsis originating in the urinary tract) has resulted in a marked increase in cUTI, hospitalization, and death from urosepsis. The US Center for Disease Control and Prevention reports that more than 1.7 million Americans contract sepsis each year, of whom at least 350,000 die during their hospitalization or are discharged to hospice (CDC Sepsis Ref.). There are approximately three million patients per year who contract cUTI in the U.S. annually (Lodise, et. al.). Additionally, should NRX-101 succeed in clinical trials, the Company will consider developing a follow-on product that is anticipated to achieve another 20 years of patent exclusivity.

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

Recent Developments

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

April 2024 Offering

On April 18, 2024, we entered into the April Underwriting Agreement with EF Hutton LLC, as the representative of the April Underwriters, relating to the April Offering of 607,000 shares of the Company’s Common Stock. The public offering price for each share of Common Stock was $3.30. On April 19, 2024, the Offering closed. Aggregated proceeds from the Public Offering were approximately $2.4 million (including April Overallotment Exercise proceeds), before deducting underwriting discounts and commission and estimated expenses payable by the Company

Pursuant to the April Underwriting Agreement and the engagement letter dated April 18, 2024, by and between the Company and Representative, the Company agreed to issue to the Representative in connection with the April Offering, a warrant to purchase up to a number of shares of Common Stock representing 5.0% of the Shares and any April Option Shares (as defined below) sold, at an initial exercise price of $3.63 per share, subject to certain adjustments (the “April Underwriter's Warrant”). On April 19, 2024, the Company issued to the Representative the April Underwriter's Warrant to purchase up to 30,350 shares of Common Stock. The April Underwriter's Warrants and Over-Allotment Warrants is exercisable six months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the April Underwriting Agreement.

Pursuant to the April Underwriting Agreement, the Company also granted the Representative a 45-day Over-Allotment Option to purchase up to an additional 91,050 April Option Shares. In connection with the April Overallotment Exercise, we issued an additional April Underwriter's Warrant to purchase up to 4,553 shares of Common Stock. The April Overallotment Exercise was exercised in full and closed.

Increase in At-The-Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. Though June 30, 2024, the Company received aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $1.4 million. Subsequent to June 30, 2024, the Company sold additional shares of Common Stock at an aggregate sales price of $0.3 million.

February 2024 Offerings

On February 27, 2024, we entered into the February Underwriting Agreement with the Representative (as defined above), as the representative of the February Underwriters (as defined above), relating to the February 2024 Public Offering (as defined above) of 500,000 shares of the Common Stock. The public offering price for each share of Common Stock was $3.00, and the February Underwriters purchased the shares of Common Stock pursuant to the February Underwriting Agreement at a price for each share of Common Stock of $2.76. On February 28, 2024, the Offering closed. Aggregate gross proceeds from the February 2024 Public Offering were approximately $1.7 million (including Overallotment Exercise proceeds), before deducting underwriting discounts and commissions and estimated expenses payable by the Company.

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

Financial Results

Since inception, the Company has incurred significant operating losses. For the three months ended June 30, 2024 and 2023, the Company’s net loss was $7.9 million and $8.7 million, respectively. For the six months ended June 30, 2024 and 2023, the Company’s net loss was $14.4 million and $19.8 million, respectively. As of June 30, 2024, the Company had an accumulated deficit of $267.6 million, a stockholders’ deficit of $18.4 million and a working capital deficit of $18.8 million.

Going Concern

The Company has now secured operating capital that it anticipates as sufficient to fund its drug development operations through year end and to finance submission of FDA New Drug Applications for NRX-100 and NRX-101 in 2024. The Company may pursue additional equity or debt financing or refinancing opportunities in 2024 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for the general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Nasdaq Listing Compliance

Following a notice of deficiency on October 17, 2023 and a subsequent Reverse Stock Split on April 17, 2024, as previously disclosed, we received a written notice from Nasdaq informing the Company that it has regained compliance for continued listing on the Nasdaq Capital Market. Subsequent to the end of the period, on August 6, 2024, the Company received a notice of deficiency from the Nasdaq based on current failure to meet the required Market Value of Listed Securities as disclosed in an 8-K filing on August 12, 2024. The Company has a six month period in which to cure this deficiency or to apply for an extension.

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

Results of operations for the three months ended June 30, 2024 and 2023

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Three months ended June 30,		Change
	2024	2023	Dollars
	(Unaudited)
Operating expense:
Research and development	$2,804	$3,873	$(1,069)
General and administrative	4,246	4,065	181
Settlement Expense	—	250	(250)
Total operating expense	7,050	8,188	(1,138)
Loss from operations	$(7,050)	$(8,188)	$1,138

Other (income) expense:
Interest income	$(7)	$(145)	$138
Convertible note default penalty	849	—	849
Change in fair value of convertible note payable	23	663	(640)
Change in fair value of warrant liabilities	(18)	11	(29)
Total other (income) expense	847	529	318
Loss before tax	(7,897)	(8,717)	820
Net loss	$(7,897)	$(8,717)	$820

Operating expense

Research and development expense

For the three months ended June 30, 2024, the Company recorded $2.8 million of research and development expense compared to approximately $3.9 million for the three months ended June 30, 2023. The decrease of $1.1 million is related primarily to a decrease of $2.4 million in clinical trials and development expense, $0.1 million in shipping, freight, and delivery, $0.2 million in other regulatory and process development costs, and less than $0.1 million related to stock-based compensation, partially offset by a increase of $1.3 million related to the Alvogen warrants and $0.4 million related to fees paid to regulatory and process development consultants. The research and development expense for the three months ended June 30, 2024 and 2023, respectively, includes less than $0.1 million and $0.1 million, respectively of non-cash stock-based compensation.

General and administrative expense

For the three months ended June 30, 2024, the Company recorded $4.2 million of general and administrative expense compared to approximately $4.1 million for the three months ended June 30, 2023. The increase of $0.1 million is related primarily to an increase of $0.9 million in consultant fees, $0.7 million in legal expense, partially offset by a decrease of $0.8 million in insurance expense, $0.4 million in stock-based compensation expense, and $0.3 million in employee expenses. The general and administrative expense for the three months ended June 30, 2024 and 2023, respectively, includes $0.1 million and $0.4 million, respectively, of non-cash stock-based compensation.

Other (income) expense

Interest income

For the three months ended June 30, 2024, the Company recorded less than $0.1 million of interest income compared to $0.1 million of interest income for the three months ended June 30, 2023. The decrease of less than  $0.1 million is due to interest earned in the Company’s money market account.

Convertible note default penalty

For the three months ended June 30, 2024, the Company recorded $0.8 million of a default penalty compared to no default penalty for the three months ended June 30, 2023. The increase is due to alleged default in connection with the convertible note.

Change in fair value of convertible note payable

For three months ended June 30, 2024, the Company recorded a loss of less than $0.1 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option. For the three months ended June 30, 2023, the Company recorded a loss of approximately $0.7 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities reflects the changes in the carrying value of our liability-classified warrants (see Note 9 and Note 11).

Results of operations for the six months ended June 30, 2024 and 2023

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Six months ended June 30,		Change
	2024	2023	Dollars
	(Unaudited)
Operating expense:
Research and development	$4,552	$7,523	$(2,971)
General and administrative	8,496	9,850	(1,354)
Settlement Expense	—	250	(250)
Total operating expense	13,048	17,623	(4,575)
Loss from operations	$(13,048)	$(17,623)	$4,575

Other (income) expense:
Interest income	$(34)	$(301)	$267
Interest expense	230	—	230
Convertible note default penalty	849	—	849
Change in fair value of convertible note payable	341	2,435	(2,094)
Change in fair value of warrant liabilities	(9)	(1)	(8)
Total other (income) expense	1,377	2,133	(756)
Loss before tax	(14,425)	(19,756)	5,331
Net loss	$(14,425)	$(19,756)	$5,331

Operating expense

Research and development expense

For the six months ended June 30, 2024, the Company recorded $4.6 million of research and development expense compared to approximately $7.5 million for the six months ended June 30, 2023. The decrease of $2.9 million is related primarily to a decrease of $4.1 million in clinical trials and development expense, $0.3 million in other regulatory and process development costs,  $0.1 million in shipping, freight, and delivery, less than $0.1 million related to stock-based compensation, partially offset by an increase in $1.3 related to Alvogen warrants and $0.4 million related to fees paid to regulatory and process development consultants. The research and development expense for the six months ended June 30, 2024 and 2023 includes less than $0.1 million and $0.2 million, respectively, of non-cash stock-based compensation.

General and administrative expense

For the six months ended June 30, 2024, the Company recorded $8.5 million of general and administrative expense compared to approximately $9.9 million for the six months ended June 30, 2023. The decrease of $1.4 million is related primarily to a decrease of $2.0 million in insurance expense, $0.8 million in employee expense, $0.8 million in stock-based compensation expense, and less than $0.1 million in patent expense, partially offset by an increase of $1.3 million in consultant fees, $0.7 million in legal expense, and $0.2 million in other general and administrative expense. The general and administrative expense for the six months ended June 30, 2024 and 2023, respectively, includes $0.3 million and $1.0 million, respectively, of non-cash stock-based compensation.

Other (income) expense

Interest income

For the six months ended June 30, 2024, the Company recorded less than $0.1 million of interest income compared to $0.3 million of interest income for the six months ended June 30, 2023. The decrease of $0.2 million is due to interest earned in the Company’s money market account.

Interest expense

For the six months ended June 30, 2024, the Company recorded $0.2 million of interest expense, compared to no interest expense for the six months ended June 30, 2023. The increase of $0.2 million is due to premiums for cash payments on the convertible note.

Convertible note default penalty

For the six months ended June 30, 2024, the Company recorded $0.8 million of a default penalty compared to no default penalty for the six months ended June 30, 2023. The increase is due to alleged default in connection with the convertible note.

Change in fair value of convertible note payable

For six months ended June 30, 2024, the Company recorded a loss of $0.3 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option. For the six months ended June 30, 2023, the Company recorded a loss of approximately $2.4 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities reflects the changes in the carrying value of our liability-classified warrants (see Note 9 and Note 11).

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

April 2024 Offering

On April 18, 2024, we entered into the April Underwriting Agreement with the Representative, as the representative of the April Underwriters, relating to the April Offering of the Shares, which April Offering closed on the April Closing Date. The public offering price for each share of Common Stock was $3.30. Pursuant to the April Underwriting Agreement, the Company also granted the Representative the April Over-Allotment Option. Aggregated gross proceeds from the April Underwriting Agreement were approximately $2.4 million (including April Overallotment Exercise proceeds), before deducting and commissions and estimated expenses payable by the Company. The Company intends to use the net proceeds from the April 2024 Public Offering for working capital and general corporate purposes.

On May 23, 2024, the Underwriters in the April 2024 Public Offering exercised their April Over-Allotment Option to purchase an additional 91,050 April Option Shares. In connection with the April Overallotment Exercise, we issued an additional April Underwriter Warrant to purchase up to 4,553 shares of Common Stock. The April Overallotment was exercised in full and closed on May 23, 2024.

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

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	June 30, 2024	December 31, 2023
Balance Sheet Data:
Cash	$1,898	$4,595
Total assets	5,264	7,315
Convertible note payable	7,651	9,161
Total liabilities	23,655	19,048
Total stockholders' deficit	(18,391)	(11,733)

	June 30,
	2024	2023
	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(6,233)	$(13,901)
Net cash used in investing activities	—	(2)
Net cash provided by financing activities	3,536	8,818
Net decrease in cash	$(2,697)	$(5,085)

Operating activities

During the six months ended June 30, 2024, operating activities used approximately $6.2 million of cash, primarily resulting from a net loss of $14.4 million partially offset by (a) net non-cash losses of $2.9 million, including $0.3 million in change in fair value of convertible promissory note, and $0.3 million of stock-based compensation, $1.3 million of contract costs related to Alvogen termination, $0.8 million of default penalties, and (b) changes in operating assets and liabilities of $5.3 million.

During the six months ended June 30, 2023, operating activities used $13.9 million of cash, primarily resulting from a net loss of $19.8 million, reduced by (a) net non-cash losses of $3.9 million, including $2.4 million in change in fair value of convertible promissory note and $1.2 million of stock-based compensation, and (b) changes in operating assets and liabilities of $1.9 million.

Financing activities

During the six months ended June 30, 2024, financing activities provided $3.5 million of cash resulting from $1.0 million in proceeds from issuance of Common Stock and warrants issued in a private placement, and $4.7 million in proceeds from issuance of Common Stock and warrants offset by $2.2 million in repayments of the convertible note.

During the six months ended June 30, 2023, financing activities provided $8.8 million of cash resulting from $8.1 million in proceeds from issuance of common stock and warrants issued in a private placement, net of issuance costs, and $0.8 million in proceeds from proceeds from issuance of insurance loan offset by $0.1 million in repayments of the convertible note.

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2024 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company's management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, the Company evaluates its estimates and judgments on an ongoing basis. The most significant estimates relate to the stock-based compensation, the valuation of warrants, and the fair value of a note payable. The Company bases its estimates and assumptions on current facts, historical experiences, and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company estimates the fair value of the convertible note payable using a Monte Carlo simulation model, which uses as inputs the fair value of our Common Stock and estimates for the equity volatility and volume volatility of its Common Stock, the time to expiration(i.e. expected termination date) of the convertible note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the Company estimates its expected future equity and volume volatility based on the historical volatility of both its Common Stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. For the year ended December 31, 2023, the probability of default was estimated using Bloomberg’s Default Risk function which uses its financial information to calculate a default risk specific to the Company. For the six months ended June 30, 2024, the probability of default was estimated based on discussions with management, the Company's current cash balance, and the Company's current efforts to receive financing to repay the Note or amend the agreement.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of June 30, 2024 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities occurred during the three months ended June 30, 2024, that were not previously reported.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended June 30, 2024.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three and six months ended June 30, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to Unaudited Financial Statements.

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

NRX PHARMACEUTICALS, INC.

Date: August 14, 2024	By:	/s/ Richard Narido
Richard Narido
Chief Financial Officer (Principal Financial Officer)