Form 10-Q
period 2024-09-30
NRX Pharmaceuticals, Inc.
filed 2024-11-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

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

As of November 14, 2024, the registrant had 12,094,094 shares of Common Stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,646	$4,595
Prepaid expense and other current assets	2,460	2,289
Total current assets	4,106	6,884
Other assets	356	431
Total assets	$4,462	$7,315
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,866	$4,632
Accrued and other current liabilities	9,444	4,714
Accrued clinical site costs	403	524
Convertible note payable and accrued interest, current	3,050	9,161
Insurance loan payable	634	—
Warrant liabilities	1,902	17
Total current liabilities	20,299	19,048
Convertible note payable and accrued interest, long term	2,985	—
Total liabilities	$23,284	$19,048

Commitments and Contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized.	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 and 3,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	3
Common stock, $0.001 par value, 500,000,000 shares authorized; 11,373,246 and 8,391,940 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	8
Additional paid-in capital	250,362	241,406
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(269,195)	(253,147)
Total stockholders’ deficit	(18,822)	(11,733)
Total liabilities and stockholders' deficit	$4,462	$7,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expense:
Research and development	$611	$3,314	$5,163	$10,837
General and administrative	2,411	2,494	10,907	12,344
Settlement expense	—	—	—	250
Total operating expenses	3,022	5,808	16,070	23,431
Loss from operations	(3,022)	(5,808)	(16,070)	(23,431)
Other (income) expense:				`
Interest income	(6)	(119)	(40)	(420)
Interest expense	—	40	230	40
Convertible note default penalty	—	—	849	—
Change in fair value of convertible notes payable	(1,355)	359	(1,014)	2,794
Change in fair value of warrant liabilities	(165)	(26)	(174)	(27)
Loss on convertible note redemptions	127	-	127	—
Total other (income) expense	(1,399)	254	(22)	2,387
Net loss	$(1,623)	$(6,062)	$(16,048)	$(25,818)
Comprehensive loss:
Change in fair value of convertible note attributed to credit risk	$3	$—	$3	$22
Other comprehensive loss	3	—	3	22
Comprehensive loss	$(1,626)	$(6,062)	$(16,051)	$(25,840)
Net loss per share:
Basic and diluted	$(0.15)	$(0.74)	$(1.59)	$(3.48)
Weighted average common shares outstanding:
Basic and diluted	10,973,697	8,194,696	10,108,859	7,411,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(Unaudited)

							Additional		Accumulated Other	Total
	Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance December 31, 2023	—	$—	3,000,000	$3	8,391,940	$8	$241,406	$(253,147)	$(3)	$(11,733)
Stock-based compensation	—	—	—	—	—	—	242	—	—	242
Conversion of Series A preferred stock into common stock	—	—	(3,000,000)	(3)	300,000	—	3	—	—	—
At-the-market "ATM" offering, net of offering costs of $48	—	—	—	—	34,584	—	179	—	—	179
Common stock and warrants issued, net of issuance costs of $481	—	—	—	—	575,000	1	1,343	—		1,344
Common stock and warrants issued in private placement	—	—	—	—	270,000	—	1,027	—	—	1,027
Warrants issued pursuant to the Alvogen Agreement amendment (see Note 6)	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	57,500	—	—	—	—	—
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	143,648	1	399	—	—	400
Net loss	—	—	—	—	—	—	—	(6,528)	—	(6,528)
Balance - March 31, 2024	—	$—	—	$—	9,772,672	$10	$244,599	$(259,675)	$(3)	$(15,069)
Stock-based compensation	—	—	—	—	—	—	97	—	—	97
ATM offering, net of offering costs of $118	—	—	—	—	247,868	—	1,228	—	—	1,228
Common stock and warrants issued, net of issuance costs of $494	—	—	—	—	698,050	1	1,913	—	—	1,914
Issuance of shares related to reverse stock split	—	—	—	—	73,040	—	—	—	—	—
Contract cost related to Alvogen termination (see Note 6)	—	—	—	—	—	—	1,336	—	—	1,336
Net loss	—	—	—	—	—	—	—	(7,897)	—	(7,897)
Balance - June 30, 2024	—	$—	—	$—	10,791,630	$11	$249,173	$(267,572)	$(3)	$(18,391)
Stock-based compensation	—	—	—	—	—	—	104	—	—	104
ATM offering, net of offering costs of $31	—	—	—	—	103,063	—	219	—	—	219
Common stock issued in exchange for services	—	—	—	—	20,000	—	37	—	—	37
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	458,553	—	829	—	—	829
Reclassification of AOCI upon settlement of Streeterville Note	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(1,623)	—	(1,623)
Balance - September 30, 2024	—	$—	—	$—	11,373,246	$11	$250,362	$(269,195)	$—	$(18,822)

							Additional		Accumulated Other	Total
	Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance December 31, 2022	—	$—	—	$—	6,644,299	$7	$230,399	$(222,997)	$—	$7,409
Common stock and warrants issued, net of issuance costs $351	—	—	—	—	386,667	—	2,545	—	—	2,545
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	—	—	106	106
Stock-based compensation	—	—	—	—	—	—	695	—	—	695
Net loss	—	—	—	—	—	—	—	(11,039)	—	(11,039)
Balance - March 31, 2023	—	$—	—	$—	7,030,966	$7	$233,639	$(234,036)	$106	$(284)
Common stock and warrants issued, net of issuance costs $2,168	—	—	—	—	967,000	1	5,576	—	—	5,577
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	—	—	(128)	(128)
Stock-based compensation	—	—	—	—	—	—	544	—	—	544
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	40,867	—	200	—	—	200
Net loss	—	—	—	—	—	—	—	(8,717)	—	(8,717)
Balance - June 30, 2023	—	$—	—	$—	8,038,833	$8	$239,959	$(242,753)	$(22)	$(2,808)
Preferred stock and warrants issued, net of issuance costs $27	—	—	3,000,000	3	—	—	1,168	—	—	1,171
Stock-based compensation	—	—	—	—	—	—	351	—	—	351
Common stock issued to settle GEM settlement liability	—	—	—	—	67,568	—	250	—	—	250
Common stock issued as repayment of principal and interest for convertible note	—	—	—	—	285,555	—	782	—	—	782
Adjustment for deferred offering cost settlement	—	—	—	—	—	—	99	—	—	99
Net loss	—	—	—	—	—	—	—	(6,062)	—	(6,062)
Balance - September 30, 2023	—	$—	3,000,000	$3	8,391,956	$8	$242,609	$(248,815)	$(22)	$(6,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,048)	$(25,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	4
Stock-based compensation	443	1,590
Common stock issued in exchange for services	37	—
Change in fair value of warrant liabilities	(174)	(27)
Change in fair value of convertible promissory notes	(1,011)	2,794
Loss on convertible note redemptions	127	—
Expense for debt issuance costs due to fair value election on Anson Notes	521	—
Warrant issuance costs related to Alvogen termination	1,336	—
Convertible note default penalty	849	—
Non-cash settlement expense	—	250
Changes in operating assets and liabilities:
Prepaid expense and other assets	(100)	1,554
Accounts payable	4,949	1,654
Insurance loan payable	634	—
Accrued expense and other liabilities	(106)	(466)
Net cash used in operating activities	(8,539)	(18,465)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	(4)
Net cash used in investing activities	—	(4)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	(4,800)	(2,288)
Repayment of insurance note	—	(474)
Expense for debt issuance costs due to fair value election on Anson Notes	(521)	—
Proceeds from issuance of insurance loan	—	786
Proceeds from Anson convertible note, net	2,941	—
Proceeds from liability classified warrants	2,059	—
Proceeds from issuance of Series A preferred stock and warrants issued in private placement, net of issuance costs	—	1,171
Proceeds from issuance of common stock and warrants, net of issuance costs	4,884	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	1,027	8,122
Net cash provided by financing activities	5,590	7,317

Net decrease in cash and cash equivalents	(2,949)	(11,152)
Cash and cash equivalents at beginning of period	4,595	20,054
Cash and cash equivalents at end of period	$1,646	$8,902
Supplemental disclosure of cash flow information:
Cash paid for interest	$374	$646
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Issuance of common stock as principal and interest repayment for convertible notes	$1,102	$982
Issuance of common stock warrants as offering costs	$188	$75
Issuance of common stock for settlement of accrued liability	$—	$250
Conversion of Series A preferred stock into common stock	$3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

1. Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRX” or the “Company”) is a clinical-stage bio-pharmaceutical company which develops and intends to distribute, through its wholly-owned operating subsidiaries, NeuroRx, Inc., (“NeuroRx”) and HOPE Therapeutics, Inc. (“HOPE”), and collectively with NRX and NeuroRx, the “Company”, “we”, “us”, or “our”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NeuroRx is organized as a traditional research and development (“R&D”) company, whereas HOPE is organized as a specialty pharmaceutical company intended to distribute ketamine and other therapeutic options to clinics that serve patients with suicidal depression and PTSD. The Company has two lead drug candidates that are expected to be submitted by year end for Food and Drug Administration (“FDA”) approval with anticipated FDA decision dates under the Prescription Drug User Fee Act ("PDUFA") by the end of June 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion. In February 2024, the Company incorporated HOPE as a wholly-owned subsidiary and in August 2024 completed a carve-out audit of HOPE's financial statements which are necessary for the intended Spin-Off (as defined in Note 7) of HOPE to the Company's shareholders at a future date.

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

2. Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year and has a working capital deficit at September 30, 2024. The Company has no revenues and expects to continue to incur operating losses for the remainder of 2024. Although the Company projects operating revenue to be derived from the operation of clinical facilities through its HOPE subsidiary and sales of its pharmaceutical products in 2025, these projections are subject to completion of anticipated clinical acquisitions in the first case and regulatory approvals in the latter case. In the absence of these projected developments, the Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

As of September 30, 2024, the Company had $1.6 million in cash and cash equivalents. On August 12, 2024, the Company entered into that certain Securities Purchase Agreement dated August 12, 2024 (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell Senior Secured Convertible Promissory Notes (the “Anson Notes”) in the aggregate principal amount of up to approximately $16.3 million in three tranches of $5.435 million, and warrants to purchase that amount of shares of the Company’s Common Stock equal to 50% of the principal amount of the Notes in the respective tranche divided by the volume weighted average price (“VWAP”) of the Company’s Common Stock, as listed on the Nasdaq Capital Market, on the day prior to the closing of each respective tranche under the Purchase Agreement (the “Anson Warrants”).  The Company consummated the sale of the first tranche of $5.435 million ($4.5 million in net proceeds) in Notes and Warrants (the “First Closing”) on August 14, 2024 (the “First Closing Date”), and the second tranche of $5.435 million in Notes and Warrants (the “Second Closing”) on October 10, 2024 (the “Second Closing Date”), for aggregate gross proceeds of approximately $10.87 million, before deducting fees, costs, and other expenses.

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through year end and to finance submission of FDA New Drug Applications for NRX-100 and NRX-101. The Company may pursue additional equity or debt financing or refinancing opportunities in 2024 and 2025 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the fair value of the convertible notes payable, fair value of warrant liabilities, fair value of stock options and warrants, and the utilization of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of September 30, 2024 the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $1.2 million. The Company has not experienced any losses on its deposits of cash. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

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

Research and Development Costs

Research and development expense consists primarily of costs associated with the Company’s clinical trials, salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are recorded as prepaid assets and expensed when the activity has been performed or when the goods have been received.

Non-cancellable Contracts

The Company may record certain obligations as liabilities related to non-cancellable contracts. If appropriate, the offsetting costs may be recorded as a deferred cost asset.

Convertible Notes Payable and Fair Value Election

As permitted under FASB ASC Topic 825, Financial Instruments (“ASC 825”), the Company elected to account for its promissory notes, which meet the required criteria, at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. The portion of total changes in fair value of the notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying condensed consolidated statements of operations and comprehensive loss. As a result of electing the fair value option, direct costs and fees related to the promissory notes are expensed as incurred.

The Company estimates the fair value of its notes payable using a Monte Carlo simulation model, which uses as inputs the fair value of its Common Stock and estimates for the equity volatility of its Common Stock, the time to expiration (i.e., expected term) of the note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the Company estimates its expected future equity volatility based on the historical volatility of its Common Stock price utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the redemption features embedded in the notes. The risk-free interest rate is determined based on the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Unless otherwise specified, the probability of default is estimated using Bloomberg’s Default Risk function which uses its financial information to calculate a default risk specific to the Company. At September 30, 2024, the Streeterville Note valuation was adjusted to the post settlement amount agreed upon. Interest expense is included within the fair value of the note payable. Management believes those assumptions are reasonable but if these assumptions change, it could materially affect the fair value.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company generally determines fair value of the Common Stock Warrants (as defined below) using a Black Scholes valuation methodology.

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

	Nine months ended September 30,
	2024	2023
Stock options	131,833	254,885
Restricted stock awards	33,333	66,667
Common stock warrants	5,327,636	3,302,159
Anson Note	3,236,280	—
Convertible preferred stock	—	300,000

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

4. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)
Prepaid expense and other current assets:
Prepaid insurance	$1,185	$1,078
Prepaid clinical development costs	848	871
Other prepaid expense	421	334
Other current receivables	6	6
Total prepaid expense and other current assets	$2,460	$2,289

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)
Accrued and other current liabilities:
Refund liability (see Note 6)	$4,715	$—
Professional services	3,573	2,686
Employee costs	324	835
Accrued research and development expense	592	1,112
Other accrued expense	240	81
Total accrued and other current liabilities	$9,444	$4,714

6. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen. Under the License Agreement, the Company granted Alvogen certain license rights to develop, manufacture, and commercialize the Company’s candidate therapeutic product, NRX-101, for the treatment of bipolar depression with suicidality. In exchange for the license granted and the participation of the Company in certain development, regulatory and commercial activities, Alvogen was obligated to pay the Company specified regulatory and commercial milestones, the first of which was $9 million upon the later of a positive data read-out from the Company’s ongoing Phase 2b/3 clinical trial and completion of the Type B meeting with the FDA (the “First Milestone Payment”). In February 2024, the parties executed an amendment accelerating payment of up to $5 million related to the First Milestone Payment, with the remaining $4 million due upon the original agreement’s terms (see below for advances received through September 30, 2024). As compensation for advancing the milestone, Alvogen received warrants to purchase up to 419,598 shares of the Company's Common Stock, at a strike price of $4.00 with a three year term (See Note 9). The grant date fair value of the warrants was approximately $1.3 million, which the Company planned to account for as consideration paid to a customer (see below). The second portion of the first milestone was to be $4 million and, as before, triggered by a positive response to the Company's planned end of phase 2 meeting with FDA. If the first milestone was not achieved by September 3, 2024, the Company would have been obligated to repay any amount received against the $5 million advance of the First Milestone Payment to Alvogen. As there was significant uncertainty relative to approval of any drug candidate in development, the Company concluded that it was not probable that a significant reversal of revenue would not occur if the Company were to include the First Milestone Payment, or any advances thereof, in the transaction price prior to receiving FDA approval. Accordingly, the transaction price was fully constrained and advances from Alvogen were recorded as a refund liability until such time as the refund right expired. Further, the Company accounted for the warrants issued to Alvogen within additional paid-in capital consistent with the accounting for unfunded stock subscription agreements until such time as the uncertainty around the First Milestone was resolved.

Termination

Under the License Agreement, as amended, Alvogen was granted early termination rights. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified as deferred revenue or recorded as revenue as of September 30, 2024.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. As of September 30, 2024, the refund liability due to Alvogen was $4.7 million, which represents all payments made by Alvogen through September 30, 2024, and is included as a component of accrued expense and other current liabilities on the condensed consolidated balance sheet (refer to Note 5). Following the early termination by Alvogen, the Company does not anticipate recognizing any revenue under the License Agreement. Additionally, in June 2024 the Company wrote-off the unfunded stock subscription receivable of $1.3 million related to the warrants previously classified in additional paid-in capital to research and development expense following the termination.

7. Debt

Streeterville Convertible Note

On November 4, 2022, the Company issued an 9% redeemable promissory note (as amended, the “Streeterville Note”) to Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), for an aggregate principal amount of $11.0 million. The Streeterville Note originally matured 18 months from the date of issuance subject to certain acceleration provisions. The Streeterville Note carried an original issue discount of $1.0 million which was deducted from the principal balance of the Streeterville Note. The net proceeds from the issuance of the Streeterville Note was $10.0 million after transaction costs including the original issue discount, legal and other fees are included.

The initial terms of the Streeterville Note included the following provisions, certain of which were subsequently modified, as described below. The Company had the option to prepay the Streeterville Note during the term by paying an amount equal to 110% of the principal, interest, and fees owed as of the prepayment date. The noteholder had the right to redeem up to $1.0 million of the outstanding balance of the Streeterville Note per month starting six months after the issuance date (the “Maximum Monthly Redemption Amount”). Payments could be made by the Company at their option in: (i) in cash with a 10% premium (the “Redemption Premium”) for the amount redeemed, (ii) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price (as defined below), or (iii) a combination of cash and shares of Common Stock. The “Redemption Conversion Price” on any given redemption date equaled 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the Common Stock during the ten trading days immediately preceding the date that the noteholder delivered notice electing to redeem a portion of the Streeterville Note. Beginning May 1, 2023, in the event (a) the daily dollar trading volume of the Common Stock of the Company on any given trading day was at least fifty percent (50%) greater than the lower of (i) the median daily dollar trading volume over the previous ten (10) trading days or (ii) the daily dollar trading volume on the trading day immediately preceding the date of measurement or (b) if the closing trade price on any given trading day was at least thirty percent (30%) greater than the Nasdaq Minimum Price, then the lender would be entitled to redeem over the following ten (10) trading days an amount of indebtedness then outstanding under the Streeterville Note equal to twice the monthly redemption amount of $1.0 million solely by payment by stock, if permitted under the agreement, subject to the Maximum Percentage (as defined in the Streeterville Note) and other ownership limitations.

The Streeterville Note contained certain Trigger Events (as defined in the Streeterville Note) that generally, if uncured within five trading days, could result in an event of default in accordance with the terms of the Streeterville Note (such event, an “Event of Default”). Upon an Event of a Default, the Lender could consider the Streeterville Note immediately due and payable. Upon an Event of Default, the interest rate could also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law (see below).

Due to these embedded features within the Streeterville Note, the Company elected to account for the Streeterville Note at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the consolidated statements of operations.

Convertible Note Amendments

On March 30, 2023, the Company entered into an Amendment to the Note (the “First Amendment”), pursuant to which the Maximum Percentage was set at 9.99% of the number of shares of Common Stock outstanding on a given date.

On July 7, 2023, the Company entered into Amendment #2 to the Streeterville Note with Streeterville (the “Second Amendment”). Pursuant to the Second Amendment, the Company agreed to amend the redemption provisions of the Streeterville Note to provide that the Company would pay to Streeterville an amount in cash equal to $1.8 million on or before July 10, 2023, which amount was paid on July 10, 2023. In addition, the Company agreed that, beginning on or before July 31, 2023, and on or before the last day of each month until December 31, 2023, the Company would pay Streeterville an amount equal to $0.4 million in cash, less any amount satisfied by the delivery of Redemption Conversion Shares (as defined below). Notwithstanding the foregoing, Streeterville could also submit a request for redemption of up to an aggregate of $1.0 million per month in accordance with the terms of the Second Amendment. However, the portion of each payment that was not satisfied by the delivery of Redemption Conversion Shares was the maximum amount of cash the Company would have been required to pay in accordance with the Second Amendment during the period from July 31, 2023 and on or before the last day of each month until December 31, 2023. The redemption of the Maximum Monthly Redemption Amount in excess of the Minimum Amount would be satisfied by the delivery of additional Redemption Conversion Shares.

On February 9, 2024, the Company entered into Amendment #3 to the Streeterville Note (the “Third Amendment”), with Streeterville. In accordance with the Third Amendment, the Company and Streeterville agreed to amend the redemption provisions of the Streeterville Note to provide that the Company would pay to Streeterville an amount in cash equal to $1.1 million on February 12, 2024, which the amount was paid on February 12, 2024. In addition, beginning on or before February 29, 2024, and on or before the last day of each month until July 31, 2024, the Company was obligated to pay Streeterville an amount equal to $0.4 million in cash, less any amount satisfied by the delivery of Redemption Conversion Shares. During the first three months of this amended payment period, Streeterville could not request to redeem amounts greater than $0.4 million per month.

After April 30, 2024, and for the remainder of the payment period through July 31, 2024, Streeterville could redeem any Redemption Amount (as defined in the Streeterville Note), including an amount in excess of the Minimum Payment, subject to the Maximum Monthly Redemption Amount. During the period through July 31, 2024, the Company was permitted to pay the Redemption Amounts by delivery of the Redemption Conversion Shares (as defined below) without regard to the existence of any Equity Conditions Failure, to the extent Streeterville submits redemption notices during such month pursuant to the terms of the Streeterville Note, and only for the Redemption Amounts covered by such notices. Moreover, the Redemption Premium would continue to apply to the Redemption Amounts. To the extent there was an outstanding balance under the Streeterville Note after July 31, 2024, the Company would be required to pay such outstanding balance in full in cash by August 31, 2024. As a result of the alleged Event of Default mentioned below, the Company did not pay any Redemption Amounts during the three months ended September 30, 2024, prior to the settlement, also as described below.

During the Minimum Payment Period (defined in the Streeterville Note, as amended), the Company was permitted to pay the Redemption Amounts in the form of shares of Common Stock of the Company (the “Redemption Conversion Shares”) calculated on the basis of the Redemption Conversion Price (as defined in the Streeterville Note) without regard to the existence of an Equity Conditions Failure. Moreover, the Redemption Premium (as defined in the Streeterville Note) would continue to apply to the Redemption Amounts.

Both the Second Amendment and the Third Amendment (considered cumulatively with the Second Amendment) were deemed to be debt modifications and did not give rise to a debt extinguishment in accordance with FASB ASC Topic 470, Debt, which was accounted for prospectively. The modification did not result in recognition of a gain or loss in the consolidated statements of operations as the modifications were not considered debt extinguishments, but impacted interest expense recognized in subsequent periods, prior to the settlement of the Streeterville Note.

Convertible Note Fair Value Measurements

The Company estimated the fair value of the Streeterville Note using a Monte Carlo simulation model, which used as inputs the fair value of its Common Stock and estimated for the equity volatility and volume volatility of its Common Stock, the time to expiration of the Streeterville Note, the risk-free interest rate for a period that approximated the time to expiration, and probability of default. Therefore, the Company estimated its expected future volatility based on the actual volatility of its Common Stock and historical volatility of its Common Stock utilizing a lookback period consistent with the time to expiration. The time to expiration was based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default was estimated using either Bloomberg's Default Risk function, which uses its financial information to calculate a default risk specific to the Company, or management's estimates which included, the Company's current cash runway, current efforts to raise financing, and current economic environment.

The discount to the principal amount was included in the carrying value of the Streeterville Note. During 2022, the Company recorded a debt discount of approximately $1.0 million upon issuance of the Streeterville Note for the original issue discount of $1.0 million. As a result of electing the fair value option, any direct costs and fees related to the Streeterville Note were expensed as incurred. For the three and nine months ended September 30, 2024, the Company recorded a gain from the change in fair value of the Streeterville Note of $2.1 million and $1.8 million, respectively, which was recognized in other (income) expense on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option. For the three and nine months ended September 30, 2023, the Company recorded a loss from the change in fair value of the Streeterville Note of $0.4 million and $2.8 million, respectively, which was recognized in other (income) expense on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option.

During the three and nine months ended September 30, 2024, the Company made cash payments for coupon interest on the Streeterville Note of approximately $0.4 million and $0.5 million, respectively, $0.2 million in cash of redemption premiums, made cash principal repayments of $2.1 million and $4.3 million, respectively, issued shares of Common Stock as coupon interest repayment of $0.1 million, issued shares of Common Stock as principal repayment of $0.3 million, and incurred a default penalty of $0.8 million. During the three and nine months ended September 30, 2023, the Company made cash payments for coupon interest on the Streeterville Note of approximately $0.5 million and $0.7 million, respectively, made cash principal repayments on the Streeterville Note of approximately $1.7 million and $1.8 million, respectively, issued shares of Common Stock as interest repayment of $0.1 million and $0.1 million, respectively and issued shares of Common Stock as principal repayment of $0.9 million and $0.9 million, respectively.

As of September 30, 2024, and December 31, 2023, the Streeterville Note carried a remaining balance of $3.0 million and $8.3 million, respectively. Refer to Note 11 for the reconciliation of the fair values for the periods presented.

Alleged Default

On April 24, 2024, the Company received written notice from counsel for Streeterville that an alleged event of default occurred with respect to the Streeterville Note issued by the Company in favor of Streeterville (the “Notice”). The Notice alleged that, among other things, (i) the announcement of the plan to partially spin-off of HOPE (the “Spin-Off”), constituted a “Fundamental Transaction” (as defined in the Streeterville Note) for which the Company failed to obtain Streeterville’s prior written consent before undertaking such transaction; and (ii) the Company failed to pay the Minimum Payment, as defined in the Streeterville Note, by April 8, 2024, following a Redemption Notice issued on April 3, 2024 by Streeterville to the Company, each of which resulted in the failure to cure a Trigger Event and subsequent Event of Default of the Streeterville Note, resulting in the acceleration of all of the outstanding amounts due thereunder.

Streeterville also filed a complaint (the “Complaint”) naming the Company as a defendant in the Third Judicial District Court of Salt Lake County, Utah. The Complaint was seeking, among other things: (i) declaratory relief for an order enjoining the Company from undertaking any Fundamental Transaction, including the Spin-Off, or otherwise issuing Common Stock or other equity securities (such as the shares of HOPE pursuant to the announced Spin-Off); and (ii) repayment of the Streeterville Note and other unspecified amounts of damages, costs and fees, but no less than $6.5 million, or the amounts currently outstanding under the Streeterville Note.

On July 29, 2024, in connection with the alleged Event of Default that Streeterville claimed occurred with respect to the Streeterville Note, the Company announced an order of the Utah arbitrator denying the petition of Streeterville to enjoin Spin-Off of 49% of shares in HOPE to current shareholders of the Company. The purpose of the proposed Spin-Off was to provide the Company’s shareholders with valuable consideration and to provide HOPE (currently a wholly-owned subsidiary) with a sufficient shareholder base to enable future listing on a national exchange. The arbitrator also denied Streeterville’s petition to enjoin the Company from selling additional shares of Common Stock to finance ongoing operations.

Streeterville Settlement

On August 12, 2024, the Company and Streeterville entered into a Settlement and Release of Claims (the “Settlement Agreement”), whereby the Company and Streeterville agreed to settle all disputes between the parties and release the Company from all obligations arising from the Notes at certain Securities Purchase Agreement, dated November 4, 2022 (“Streeterville Notes”), between the Company and Streeterville, and that certain Convertible Promissory Note, dated November 4, 2022, issued to Streeterville by the Company, in exchange for a payment of $2.5 million upon the initial closing of the sale of the Anson Notes, and within 60 days thereafter, a second payment of $3.05 million. The Company made the $2.5 million payment upon the Anson Notes closing on  August 15, 2024. The Company made the $3.05 million payment in October 2024 (see Note 14).

The Company evaluated the terms of the Settlement Amendment in accordance with ASC 470-50, Debt Modifications and Extinguishments. Both the Settlement Amendment and the Third Amendment (considered cumulatively with the Settlement Amendment) were deemed to be debt modifications and did not give rise to a debt extinguishment in accordance with ASC Topic 470, Debt, which will be accounted for prospectively. The modifications did not result in recognition of a gain or loss in the consolidated statements of operations as the modifications were not considered debt extinguishments, but will impact interest expense and the determination of fair value in future periods.

Anson Convertible Promissory Notes

On August 12, 2024, the Company entered into the Purchase Agreement with Investors. The Company agreed to sell, in three equal tranches, original issue discount Anson Notes in the aggregate principal amount of up to approximately $16.3 million for an aggregate purchase price of up to approximately $15.0 million and warrants to purchase that amount of shares equal to 50% of the principal amount of the Notes divided by the VWAP of the Company’s Common Stock, as listed on the Nasdaq Capital Market, on the day prior to the closing of each respective tranche under the Anson Warrants.

In connection with the above offering, the Company engaged EF Hutton LLC as placement agent (the “Placement Agent”), Pursuant to the terms of the engagement with the Placement Agent, the Company will pay a cash fee of 7% of the gross proceeds the Company receives in the offering at closing.

2024 Senior Secured Convertible Promissory Notes

On August 14, 2024, the Company entered into the first tranche Senior Secured Convertible Note Agreements (the “First Tranche Notes”) with Anson Investment Master Fund LP and Anson East Master Fund LP (collectively “Anson”) at various amounts for an aggregate of $5.435 million subject to an original issuance discount of 8% or $485,000, less other cash issuance costs of $521,000, resulting in net cash proceeds of $4.5 million, prior to any allocation to the Anson Warrants. The First Tranche Notes bear interest at a rate of 6% per annum (or 10% during the occurrence of any Event of Default (as defined in the First Tranche Notes)) and have a term of 15 months from the issuance date, maturing on November 14, 2025 (the “First Tranche Maturity Date”) (see Note 9).

On August 14, 2024, in conjunction with the issuance of the First Tranche Notes, the Company issued warrants to purchase up to 1,349,305 shares of the Company’s Common Stock.

The First Tranche Notes are convertible at the option of the holder at any time after issuance into Common Stock, at a per share conversion price equal to the lower of (a) $2.4168, (the “Fixed Conversion Price”) or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective conversion date ((the “Alternate Conversion Price”, and together with the Fixed Conversion Price, the “Conversion Price”). If the Conversion Price is less than $0.38 (the “Floor Price”), then in addition to the issuance of Common Stock upon conversion the Company will pay cash as a true-up which is determined by the product of (i) the difference between (y) the Floor Price less (z) the Conversion Price then in effect, multiplied by (ii) the conversion amount that is being paid in Common Stock.

The terms of the First Tranche Notes do not allow any conversion of the First Tranche Notes if it results in Anson owning more than 4.99% of the outstanding shares of Common Stock (the "Beneficial Ownership Limitation"). This limitation can be adjusted up to 9.99% with prior notice, effective 61 days after such notice. Anson must ensure compliance with this limitation when submitting a notice of conversion, and the Company will rely on Anson's representation of compliance.

If the Company issues or grants options for Common Stock at a price lower than the current Conversion Price, the Conversion Price will be adjusted to match this lower price, (the “Base Conversion Price”). The Company must notify Anson of any such issuance, and Anson is entitled to convert shares based on the new Base Conversion Price.

If the Company offers purchase rights to holders of Common Stock, Anson will be entitled to acquire those rights as if they had fully converted the Note, subject to the Beneficial Ownership Limitation. If exercising these rights would exceed the Beneficial Ownership Limitation, the rights will be held in abeyance until they can be exercised without exceeding the limit.

The First Tranche Notes contain mandatory redemption features, whereby if at any time the First Tranche Notes are outstanding, the Company will be required to: (A) use up to 30% of the gross proceeds from any Subsequent Financings (as defined in the Purchase Agreement) in cash, to redeem all or a portion of the Note for an amount equal to the outstanding principal, plus all accrued but unpaid interest, plus all liquidated damages (the “Redemption Obligations”), multiplied by 1.05 (the “Mandatory Redemption Amount”); (B) redeem all of the Redemption Obligations at the Mandatory Redemption Amount in the event of a Change of Control Transaction (as defined in the First Tranche Notes); (C) redeem the Redemption Obligations for the Mandatory Redemption Amount in the event a registration statement is not available for each of the offer and resale of the shares issuable upon conversion of the First Tranche Notes (the “Conversion Shares”); and (D) redeem the Redemption Obligations for the Mandatory Redemption Amount if the Shareholder Approval is not obtained within 180 days following the date of issuance of the First Tranche Notes.

The First Tranche Notes contain certain covenants, and events of default and triggering events, respectively, which would require repayment of the obligations outstanding pursuant to such instruments. The obligations of the Company pursuant to the First Tranche Notes are (i) secured by all assets of the Company and all subsidiaries of the Company pursuant to the Security Agreement and Patent Security Agreement, dated August 14, 2024, by and among the Company, the subsidiaries of the Company, and the Investors, and (ii) guaranteed jointly and severally by the subsidiaries of the Company pursuant to the Subsidiary Guarantee, dated August 14, 2024, by and among the Company, the subsidiaries of the Company, and the Investors.

Due to these embedded features within the First Tranche Notes, the Company elected to account for the First Tranche Notes at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the condensed consolidated statements of operations. Additionally the portion of changes in the fair value related to changes in credit risk are recorded to other comprehensive income in the consolidated statements of operations. To determine the initial carrying value of the Notes and the warrants issued to Anson under the First Tranche Notes (see Note 9), the Company allocated the proceeds using the relative fair value method. After allocation, the initial carrying value of the First Tranche Notes and the warrants issued to Anson were $2.9 million and $2.1 million, respectively.  Refer to Note 11 for the reconciliation of the fair values for the periods presented.

During the three and nine months ended September 30, 2024 Anson converted $0.7 million of principal and interest into Common Stock, resulting in the issuances of 458,553 shares of Common Stock and loss on redemption of $0.1 million. As of September 30, 2024, the principal and accrued interest balance of the First Tranche Note was $4.7 million and less than $0.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded a loss from the change in fair value of the First Tranche Notes of $0.7 million and $0.7 million, respectively, which was recognized in other (income) expense on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option. At September 30, 2024 the effective interest rate of the First Tranche Note was 69.3%.

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

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. During the three and nine months ended September 30, 2024 and 2023, no payments were made.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the three and nine months ended September 30, 2023, no royalty payments were made.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement.

Exclusive License Agreement

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the three and nine months ended September 30, 2024 and 2023, the Company has recorded no expenses relating to the licensure of the patent.

Legal Proceedings

The Company was a defendant in litigation filed by Streeterville in the Third Judicial District Court of Salt Lake County, Utah. See Note 7, Debt, for additional information. The Complaint sought, among other things: (i) declaratory relief for an order enjoining the Company from undertaking any Fundamental Transaction, including the Spin-Off, or otherwise issuing Common Stock or other equity securities (such as the shares of HOPE pursuant to the announced Spin-Off); and (ii) repayment of the Streeterville Note and other unspecified amounts of damages, costs and fees, but no less than $6,537,027, or the amounts currently outstanding under the Streeterville Note.

On July 29, 2024, in connection with the alleged Event of Default that Streeterville claimed occurred with respect to the Streeterville Note, the Company announced an order of the Utah arbitrator denying the petition of Streeterville to enjoin the planned Spin-Off of 49% of shares in HOPE to current shareholders of the Company. The purpose of the proposed Spin-Off was to provide the Company’s shareholders with valuable consideration and to provide HOPE (currently a wholly-owned subsidiary) with a sufficient shareholder base to enable future listing on a national exchange. The arbitrator also denied Streeterville’s petition to enjoin the Company from selling additional shares of Common Stock to finance ongoing operations.

On August 12, 2024, the Company signed a settlement agreement with Streeterville to retire its remaining debt for a settlement amount of $5.6 million and to settle outstanding litigation. This settlement amount was substantially less than the amounts claimed by Streeterville in its Compliant (see Note 7). As of September 30, 2024, the fair value of the Streeterville Note was adjusted to the settlement amount. Such adjustment is included within the change in fair value of convertible notes payable on the consolidated statement of operations, therefore no gain or loss on the settlement was recorded.

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

9. Equity

Common Stock Reverse Stock Split

On March 21, 2024, the Board approved a reverse stock split ratio of 1-for-10. On March 28, 2024, the Company filed an amendment to its certificate of incorporation in the State of Delaware (the “Amendment”), which provided that every ten shares of its issued and outstanding Common Stock would automatically be combined into one issued and outstanding share of Common Stock, without any change in the par value per share.

Effective April 1, 2024, every 10 issued and outstanding shares of the Company’s Common Stock were converted automatically into one share of the Company’s Common Stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of Common Stock issued and outstanding from approximately 95.7 million to approximately 9.6 million.

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

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock ("Series A Preferred"). In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred for an aggregate cash purchase price of $1.2 million. During March 2024 holders of the Company’s Series A Preferred elected to convert 3,000,000 shares of Series A Preferred into 300,000 shares of Common Stock. As of September 30, 2024, no shares of Series A Preferred remained issued or outstanding.

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

From February 20, 2024 to July 29, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 385,515 shares of unregistered Common Stock at a range of  $2.42 – $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. Through September 30, 2024, the aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $1.7 million.

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

On August 28, 2024, the Company issued 20,000 shares of Common Stock in relation to consulting services performed by a third party. The fair value of the Common Stock on the date of issuance was less than $0.1 million.

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

The Company recognized a gain on the change in fair value of the Substitute Warrants for the three months ended  September 30, 2024 and 2023 of $0 and less than $0.1 million, respectively. The Company recognized a gain on the change in fair value of the Substitute Warrants for the nine months ended September 30, 2024 and 2023 of less than $0.1 million and less than $0.1 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the three and nine months ended September 30, 2024 and 2023 no Public Warrants were exercised. The outstanding balance of these public warrants remains in equity. At September 30, 2024 and December 31, 2023, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a gain on the change in fair value of the Private Placement Warrants for the three months ended September 30, 2024 and 2023 of less than $0.1 million and less than $0.1 million, respectively. The Company recognized a gain on the change in fair value of the Private Placement Warrants for the nine months ended September 30, 2024 and 2023 of less than $0.1 million and less than $0.1 million, respectively. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

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

Anson Warrants

The Anson Warrants, originally issued in the Purchase Agreement, are recognized as derivative liabilities in accordance with ASC 815. The Company concluded liability classification was appropriate as certain settlement features included in the Anson Warrants are not indexed to the Company's own stock, and therefore preclude equity classification. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Anson Warrants were initially measured at fair value using a Black-Scholes model and have subsequently been measured based on the listed market price of such warrants. Warrant liabilities are classified as current liabilities on the Company's condensed consolidated balance sheets. On August 14, 2024, in conjunction with the issuance of the First Tranche Notes, the Company issued warrants to purchase up to 1,349,305 shares of the Company’s Common Stock which were classified as a liability. The warrants have an exercise price of $2.4168 per share and have a contractual term of five years expiring on August 14, 2029. The measurement of fair value of the Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.86, exercise price of $2.42, term of five years, volatility of 122%, and risk-free rate of 3.67%, and expected dividend rate of 0%). The grant date fair value of these Investor Warrants was estimated to be $2.1 million on August 14, 2024. As of September 30, 2023, the fair value of the Anson Warrants was $1.9 million. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

		Weighted
		Average	Weighted	Aggregate
	Total	Remaining	Average	Intrinsic Value
	Warrant Shares	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2023	3,321,499	3.91	$23.01	$180
Issued	718,348
Expired	(5,510)
Outstanding as of March 31, 2024	4,034,337	3.68	19.61	807
Issued	34,903
Outstanding as of June 30, 2024	4,069,240	3.44	$19.47	$—
Issued	1,349,305
Expired	(90,909)
Outstanding as of September 30, 2024	5,327,636	3.67	$13.39	$—

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

2021 Omnibus Incentive Plan

As of  September 30, 2024, 955,281 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2024, 83,920 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023 the first amendment to the 2021 Omnibus Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan, by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the Plan to be equal to 100% of the Share Pool. As of September 30, 2024, an aggregate 585,099 shares have been awarded net of forfeitures, and 370,182 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

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

The Company issued no stock options during the three or nine months ended September 30, 2024.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	264,983	$18.30	7.7	$75
Expired/Forfeited	(89,546)
Outstanding as of March 31, 2024	175,437	$18.60	8.4	$40
Expired/Forfeited	(14,000)
Outstanding as of June 30, 2024	161,437	$21.18	7.5	$—
Expired/Forfeited	(29,604)
Outstanding as of September 30, 2024	131,833	$21.01	7.4	$—
Options vested and exercisable as of September 30, 2024	109,399	$24.13	7.1	$—

Stock-based compensation expense related to stock options was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively.

At September 30, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, was $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023 (unvested)	124,166	$5.20
Vested	(57,500)	4.64
Balance as of March 31, 2024 (unvested)	66,666	5.66
Vested	—	—
Balance as of June 30, 2024 (unvested)	66,666	5.66
Vested	(33,333)	2.08
Balance as of September 30, 2024 (unvested)	33,333	$5.66

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

Stock-based compensation expense related to RSAs was less than $0.1 million for the three and nine months ended September 30, 2024 respectively.

Subsequent to September 30, 2024, the Company's CEO announced his resignation and as a result, all unvested RSAs were forfeited. Accordingly, the Company does not expect to recognize any further stock-based compensation expense for the balance of unvested RSAs as of September 30, 2024.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Stock-based compensation expense
General and administrative	$82	$261	$365	$1,295
Research and development	22	90	78	295
Total stock-based compensation expense	$104	$351	$443	$1,590

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2024 and 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services are estimated based on the Black-Scholes model. The fair value of the convertible notes payable was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	September 30, 2024	December 31, 2023
Assets:		(Unaudited)
Money Market Account	1	$481	$3,874

Liabilities:
Warrant liabilities (Note 9)	3	$1,902	$17
Convertible note payable - Streeterville (Note 7)	3	$3,050	$9,161
Convertible note payable - Anson (Note 7)	3	$2,985	$—

Convertible Note Payable - Streeterville

The significant inputs used in the Monte Carlo simulation to measure the Streeterville note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

	September 30,	September 30,
	2024	2023
Stock price on valuation date	*	$2.60
Time to expiration	*	0.59
Note market interest rate	*	8.9%
Equity volatility	*	90.0%
Volume volatility	*	365.0%
Risk-free rate	*	5.52%
Probability of default	*	3.2%

*As of September 30, 2024, the fair value was determined to be $3.1 million, reflecting the remaining obligation post-settlement. Given the short interval between the valuation dates, the impact on the fair value was deemed immaterial.

The following table sets forth a summary of the changes in the fair value of the Streeterville Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of the Note as of December 31, 2023	$9,161
Conversions and repayments of principal and interest (cash)	(2,300)
Conversions and repayments of principal and interest (shares)	(400)
Fair value adjustment through earnings	318
Fair value of the Note as of March 31, 2024	6,779
Fair value adjustment through earnings	23
Default penalty	849
Fair value of the Note as of June 30, 2024	$7,651
Conversions and repayments of principal and interest (cash)	(2,500)
Fair value adjustment through earnings	(2,101)
Fair value of the Note as of September 30, 2024	$3,050

Convertible note payable - current portion	$3,050
Convertible note payable, net of current portion	$—

Fair value of the Note as of December 31, 2022	$10,525
Fair value adjustment through earnings	1,770
Fair value adjustment through accumulated other comprehensive loss	(106)
Fair value of the Note as of March 31, 2023	12,189
Conversions and repayments of principal and interest (cash)	(88)
Conversions and repayments of principal and interest (shares)	(200)
Fair value adjustment through earnings	663
Fair value adjustment through accumulated other comprehensive loss	128
Fair value of the Note as of June 30, 2023	$12,692
Conversions and repayments of principal and interest (cash)	(2,200)
Conversions and repayments of principal and interest (shares)	(782)
Fair value adjustment through earnings	359
Fair value of the Note as of September 30, 2023	$10,069

Convertible note payable - current portion	$10,069
Convertible note payable, net of current portion	$—

Convertible Note Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

September 30,
2024
Stock price on valuation date	$1.69
Time to expiration	1.12
Note market interest rate	12.5%
Equity volatility	122.0%
Risk-free rate	3.94%
Probability of default	33.6%

The following table sets forth a summary of the changes in the fair value of the Anson Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of the Note at issuance	$2,941
Conversions and repayments of principal and interest (shares)	(702)
Fair value adjustment through earnings	746
Fair value of the Note as of September 30, 2024	$2,985

Convertible note payable - current portion	$—
Convertible note payable, net of current portion	$2,985

Warrant Liabilities

The Company utilizes a Black-Scholes model approach to value its liability-classified warrants at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. There were no transfers between levels within the fair value hierarchy during the periods presented. Inherent in a Black Scholes options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The weighted-average significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	September 30,
	2024	2023
Stock price on valuation date	$1.69	$6.60
Exercise price per share	$3.55	$115.00
Expected life	4.84	3.15
Volatility	129.8%	175.1%
Risk-free rate	3.6%	5.3%
Dividend yield	0.0%	0.0%
Fair value of warrants	$1.40	$7.93

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2023	$17
Loss upon re-measurement	9
Balance as of March 31, 2024	26
Gain upon re-measurement	(18)
Balance as of June 30, 2024	$8
Initial recognition of issuance of warrants	2,059
Gain upon re-measurement	(165)
Balance as of September 30, 2024	$1,902

Balance as of December 31, 2022	$37
Gain upon re-measurement	(12)
Balance as of March 31, 2023	25
Loss upon re-measurement	11
Balance as of June 30, 2023	$36
Loss upon re-measurement	(26)
Balance as of September 30, 2023	$10

12. Income Taxes

The Company recorded no provision or benefit for income tax expense for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company has no open tax audits with any taxing authority as of September 30, 2024.

13. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During both the three months ended  September 30, 2024 and 2023, the Company paid Glytech zero and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. During the nine months ended September 30, 2024 and 2023, the Company paid Glytech $0.3 million and $0.2 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

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

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and is the Chairman of the Board of Directors. Therefore, the services provided to the Company are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist and interim CEO and received compensation of $0.2 million during both the three months ended September 30, 2024 and 2023, and $0.2 million and $0.7 million during the nine months ended September 30, 2024 and 2023, respectively.

On March 29, 2023, the Consulting Agreement dated March 8, 2022 between the Company and Dr. Jonathan Javitt was amended to extend the term of the Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal (the “Javitt Amendment”). The Javitt Amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the Board in 2024 and if paid, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of September 30, 2024 and December 31, 2023, the annual discretionary bonus of $0.3 million and $0.2 million is accrued and included within accrued and other current liabilities on the condensed consolidated balance sheets, respectively.

The Javitt Amendment also provides, subject to the approval of the Board of Directors, for a grant of 50,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (25,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (25,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of September 30, 2024, the Board of Directors has not approved the grant of restricted stock.

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

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.2 million and $0.1 million, respectively, during the three and nine months ended September 30, 2024 and 2023, respectively. These services are ongoing.

Included in accounts payable were less than $0.1 million due to the above related parties as of  September 30, 2024 and December 31, 2023, respectively.

14. Subsequent Events

Anson Convertible Note

Pursuant to the Purchase Agreement, on October 10, 2024 (the “Second Closing Date”), the Company sold a total of (y) $5.435 million in Notes (the “Second Tranche Notes”, and collectively with the First Tranche Notes, the ("Anson Notes")), with an aggregate purchase price of approximately $5.0 million, and (z) Warrants to purchase up to 1,846,128 shares of Common Stock (the “Second Closing”). The Second Tranche Notes are convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $1.7664, (the “Fixed Conversion Price”) or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective date set forth in a Notice of Conversion (as defined in the Second Tranche Notes) (each, a “Conversion Date”) delivered by an Investor to the Company (the “Alternate Conversion Price”, and together with the Fixed Conversion Price, the “Conversion Price”). The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of Common Stock (or Common Stock Equivalents (as defined in the Second Tranche Notes)) below the then effective Conversion Price. $3.05 million of the note proceeds were used to repay the Streeterville note.

In connection with the above offering, the Company engaged Placement Agent. Pursuant to the terms of the engagement with the Placement Agent, the Company paid a cash fee of 7% of the gross proceeds the Company received in the Second Closing and incurred certain additional other issuance costs, for aggregate issuance costs of approximately $0.4 million. The Company also agreed to reimburse the Placement Agent at the Second Closing for expenses incurred, including disbursements of legal counsel, in an amount not to exceed of $50,000.

Anson Conversion Notices

From October 22, 2024 to October 31, 2024, the Company received conversion notices from Anson resulting in the conversion of $0.8 million of principal and interest from the Anson Notes into 754,152 shares of Common Stock.

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

During the third quarter of 2024 and in the subsequent period, the Company has achieved the following:

●	We consummated a financing agreement with an institutional investors for up to $16.3 million in debt capital, sufficient to finance the submission of New Drug Applications for NRX-100 and NRX-101.

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

●	Signed non-binding letters of intent to acquire two precision psychiatry centers for HOPE Therapeutics for which we are in the process of due diligence. Entered into negotiation with four additional precision psychiatry centers with the intention of assembling a network delivering $25 million or more in ketamine-based precision psychiatric treatment for suicidal depression by year-end 2024.

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

Figure 2: Results from published STABIL-B Trial

Incorporation of HOPE Therapeutics and progress towards an NDA for HTX-100 (IV ketamine) in the treatment of suicidal depression

In the first quarter of fiscal 2024, the Company incorporated HOPE Therapeutics as a wholly-owned subsidiary and engaged its auditors who in August 2024 completed an audit of its financial statements which will be necessary for the intended spin-off of HOPE to the Company’s shareholders. Intravenous ketamine has now become a standard of care for acute treatment of suicidal depression, in the absence of an FDA-labeled product. Intranasal Esketamine is approved by the FDA (SPRAVATO®), but has not demonstrated a benefit on suicidality and is not approved for use in patients with bipolar depression. Attempts to use intranasal racemic ketamine for suicidal depression have failed.

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

In November 2023, the Company initiated manufacture of ketamine together with Nephron Pharmaceuticals, Inc. to develop a single patient presentation of ketamine. Twelve-month real-time stability on the first manufactured lot of NRX-100 (ketamine) at Nephron Pharmaceuticals, utilizing commercial scale processes, was reached on September 24, 2024. Demonstrating the ability to manufacture drug product, and prove its stability, are critical components of the drug approval process with the US FDA.

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

Recent Developments

Resignation of CEO, Stephen Willard

On October 7, 2024, Stephen Willard, the Chief Executive Officer of the Company provided notice to the Board that he was resigning from the Company, effective immediately, in order to assume the leadership of an early stage biotechnology company. Mr. Willard’s resignation was not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices, or to any issues regarding its accounting policies or practices. Jonathan Javitt, Chairman of the Board of Directors of the Company, was appointed as Interim Chief Executive Officer concurrent with Mr. Willard’s resignation. All terms and conditions of Dr. Javitt’s existing consulting agreement will remain in full force and effect.

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

August 2024 SPA

On August 12, 2024, the Company executed a Securities Purchase Agreement (the “SPA”) and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of securities. The consideration payable by the purchasers under the SPA will be comprised of three equal closings, each subject to certain closing conditions. The securities to be issued and sold by the Company include up to $16.3 million of senior secured convertible notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”). The proceeds arising from the sale of the Notes and the Warrants were used to settle the Company’s outstanding amounts owed to Streeterville (as defined below) and other working capital needs. The Company has received the first and second tranche.

The Notes bear interest at the rate of 6% per annum and mature in 15 months following their date of issuance. The Notes may be settled in cash or in shares of the Company’s common stock, at the sole discretion of the holder, at the applicable conversion price. The Notes may not be prepaid by the Company however, the holders of the Notes may elect to convert the Notes, in whole or in part, into shares of the Company’s common stock at any time after the original issuance date. The conversion price will equal the lower of (i) $2.4168 or (ii) a price equal to 92% of the lowest volume-weighted average price during the seven-trading day period immediately preceding the applicable conversion date. The Notes include certain redemption, protection features and default interest and penalties. The Notes are secured by all assets of the Company, including its intellectual property.

The Warrants have a term of 5 years, and exercise price of $2.42 and are exercisable immediately upon issuance.

Streeterville Settlement

On August 12, 2024, the Company and Streeterville entered into a Settlement and Release of Claims (the “Settlement Agreement”), whereby the Company and Streeterville agreed to settle all disputes between the parties and release the Company from all obligations arising from the Notes at certain Securities Purchase Agreement, dated November 4, 2022 (“Streeterville Notes”), between the Company and Streeterville, and that certain Convertible Promissory Note, dated November 4, 2022, issued to Streeterville by the Company, in exchange for a payment of $2.5 million upon the initial closing of the sale of the Notes, and within 60 days thereafter, a second payment of $3.05 million. The Company made the $2.5 million payment upon the closing on August 15, 2024. The Company made the $3.05 million payment in October 2024

April 2024 Offering

On April 18, 2024, we entered into the April Underwriting Agreement with EF Hutton LLC, as the representative of the April Underwriters, relating to the April Offering of 607,000 shares of the Company’s Common Stock. The public offering price for each share of Common Stock was $3.30. On April 19, 2024, the Offering closed. Aggregated proceeds from the Public Offering were approximately $2.4 million (including April Overallotment Exercise proceeds), before deducting underwriting discounts and commission and estimated expenses payable by the Company

Pursuant to the April Underwriting Agreement and the engagement letter dated April 18, 2024, by and between the Company and Representative, the Company agreed to issue to the Representative in connection with the April Offering, a warrant to purchase up to a number of shares of Common Stock representing 5.0% of the Shares and any April Option Shares (as defined below) sold, at an initial exercise price of $3.63 per share, subject to certain adjustments (the “April Underwriter's Warrant”). On April 19, 2024, the Company issued to the Representative the April Underwriter's Warrant to purchase up to 30,350 shares of Common Stock. The April Underwriter's Warrants and Over-Allotment Warrants is exercisable nine months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the April Underwriting Agreement.

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

Increase in At-The-Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. Though September 30, 2024, the Company received aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $1.7 million.

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

Financial Results

Since inception, the Company has incurred significant operating losses. For the three months ended September 30, 2024 and 2023, the Company’s net loss was $1.6 million and $6.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s net loss was $16.0 million and $25.8 million, respectively. As of September 30, 2024, the Company had an accumulated deficit of $269.2 million, a stockholders’ deficit of $18.8 million and a working capital deficit of $16.2 million.

Going Concern

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through year end and to finance submission of FDA New Drug Applications for NRX-100 and NRX-101. The Company may pursue additional equity or debt financing or refinancing opportunities in 2024 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Results of operations for the three months ended September 30, 2024 and 2023

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Three months ended September 30,		Change
	2024	2023	Dollars
	(Unaudited)
Operating expense:
Research and development	$611	$3,314	$(2,703)
General and administrative	2,411	2,494	(83)
Settlement Expense	—	—	—
Total operating expense	3,022	5,808	(2,786)
Loss from operations	$(3,022)	$(5,808)	$2,786

Other (income) expense:
Interest income	$(6)	$(119)	$113
Interest expense	—	40	(40)
Change in fair value of convertible notes payable and accrued interest	(1,355)	359	(1,714)
Change in fair value of warrant liabilities	(165)	(26)	(139)
Loss on convertible note redemptions	127	—	127
Total other (income) expense	(1,399)	254	(1,653)
Loss before tax	(1,623)	(6,062)	4,439
Net loss	$(1,623)	$(6,062)	$4,439

Operating expense

Research and development expense

For the three months ended September 30, 2024, the Company recorded $0.6 million of research and development expense compared to approximately $3.3 million for the three months ended September 30, 2023. The decrease of $2.7 million is related primarily to a decrease of $2.1 million in clinical trials and development expense due to the conclusion of the phase 2 study related to NRX-101 and the Company's cash conservation efforts, less than $0.1 million in shipping, freight, and delivery, less than $0.1 million in other regulatory and process development costs, less than $0.1 million related to stock-based compensation, less than $0.1 million related to the Alvogen warrants, and $0.2 million related to fees paid to regulatory and process development consultants. The research and development expense for the three months ended September 30, 2024 and 2023, respectively, includes less than $0.1 million and $0.1 million, respectively of non-cash stock-based compensation.

General and administrative expense

For the three months ended September 30, 2024, the Company recorded $2.4 million of general and administrative expense compared to approximately $2.5 million for the three months ended September 30, 2023. The decrease of less than $0.1 million is related primarily to a decrease of less than $0.1 million in insurance expense,  $0.2 million in stock-based compensation expense, and $0.5 million in employee expenses offset by an increase of $0.4 million in consultant fees, $0.5 million in legal expense. The general and administrative expense for the three months ended September 30, 2024 and 2023, respectively, includes $0.1 million and $0.3 million, respectively, of non-cash stock-based compensation.

Other (income) expense

Interest income

For the three months ended September 30, 2024, the Company recorded less than $0.1 million of interest income compared to $0.1 million of interest income for the three months ended September 30, 2023. The decrease of less than  $0.1 million is due to interest earned in the Company’s money market account.

Interest expense

For the three months ended September 30, 2024, the Company recorded $0 of interest income compared to less than $0.1 million of interest expense for the three months ended September 30, 2023. The decrease of less than $0.1 million is due to no premiums being paid on the convertible notes.

Change in fair value of convertible note payable

For three months ended September 30, 2024, the Company recorded a gain of $1.4 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the three months ended September 30, 2023, the Company recorded a loss of approximately $0.4 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities reflects the changes in the carrying value of our liability-classified warrants (see Note 9 and Note 11).

Results of operations for the nine months ended September 30, 2024 and 2023

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Nine months ended September 30,		Change
	2024	2023	Dollars
	(Unaudited)
Operating expense:
Research and development	$5,163	$10,837	$(5,674)
General and administrative	10,907	12,344	(1,437)
Settlement Expense	—	250	(250)
Total operating expense	16,070	23,431	(7,361)
Loss from operations	$(16,070)	$(23,431)	$7,361

Other (income) expense:
Interest income	$(40)	$(420)	$380
Interest expense	230	40	190
Convertible note default penalty	849	—	849
Change in fair value of convertible notes payable and accrued interest	(1,014)	2,794	(3,808)
Change in fair value of warrant liabilities	(174)	(27)	(147)
Loss on convertible note redemptions	127	—	127
Total other (income) expense	(22)	2,387	(2,409)
Loss before tax	(16,048)	(25,818)	9,770
Net loss	$(16,048)	$(25,818)	$9,770

Operating expense

Research and development expense

For the nine months ended September 30, 2024, the Company recorded $5.2 million of research and development expense compared to approximately $10.8 million for the nine months ended September 30, 2023. The decrease of $5.7 million is related primarily to a decrease of $6.1 million in clinical trials and development expense due to the conclusion of the phase 2 study related to NRX-101 and the Company's cash conservation efforts, $0.6 million in other regulatory and process development costs, $0.2 million in shipping, freight, and delivery, $0.2 million related to stock-based compensation, partially offset by an increase in $1.3 million related to Alvogen warrants and $0.2 million related to fees paid to regulatory and process development consultants. The research and development expense for the nine months ended September 30, 2024 and 2023 includes less than $0.1 million and $0.3 million, respectively, of non-cash stock-based compensation.

General and administrative expense

For the nine months ended September 30, 2024, the Company recorded $10.9 million of general and administrative expense compared to approximately $12.3 million for the nine months ended September 30, 2023. The decrease of $1.4 million is related primarily to a decrease of $2.1 million in insurance expense, $1.3 million in employee expense, $0.9 million in stock-based compensation expense, and $0.1 million in patent expense, partially offset by an increase of $1.7 million in consultant fees, and $1.3 million in legal expense. The general and administrative expense for the nine months ended September 30, 2024 and 2023, respectively, includes $0.4 million and $1.3 million, respectively, of non-cash stock-based compensation.

Other (income) expense

Interest income

For the nine months ended September 30, 2024, the Company recorded less than $0.1 million of interest income compared to $0.4 million of interest income for the nine months ended September 30, 2023. The decrease of $0.3 million is due to interest earned in the Company’s money market account.

Interest expense

For the nine months ended September 30, 2024, the Company recorded $0.2 million of interest expense, compared to less than $0.1 interest expense for the nine months ended September 30, 2023. The increase of $0.2 million is due to premiums for cash payments on the convertible note.

Convertible note default penalty

For the nine months ended September 30, 2024, the Company recorded $0.8 million of a default penalty for the nine months ended September 30, 2023. The increase is due to alleged default in connection with the convertible note.

Change in fair value of convertible note payable

For nine months ended September 30, 2024, the Company recorded a gain of $1.0 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the nine months ended September 30, 2023, the Company recorded a loss of approximately $2.8 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities reflects the changes in the carrying value of our liability-classified warrants (see Note 9 and Note 11).

Loss on convertible note redemptions

For nine months ended September 30, 2024, the Company recorded a loss of $0.1 million related to convertible note redemptions calculated as the difference between the redemption price as calculated as per the terms of the Anson Note (See Note 7) relative to the fair value of the Common Stock on the date of redemption.

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

August 2024 SPA

On August 12, 2024, the Company executed the SPA and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of securities. The consideration payable by the purchasers under the SPA will be comprised of three equal closings, each subject to certain closing conditions. The securities to be issued and sold by the Company include up to $16.3 million of the Notes and warrants to purchase 1.4 million shares of the Company’s common stock. The proceeds are expected to be used to settle the Company’s outstanding amounts owed to Streeterville and other working capital needs. The Notes bear interest at the rate of 6% per annum and mature in 15 months following their date of issuance. The Notes may be settled in cash or in shares of the Company’s common stock, at the sole discretion of the holder, at the applicable conversion price. The Note may not be prepaid by the Company however, the holders of the Note may elect to convert the Notes, in whole or in part, into shares of the Company’s common stock at any time after the original issuance date. The conversion price will equal the lower of (i) $2.4168 or (ii) a price equal to 92% of the lowest volume-weighted average price during the seven-trading day period immediately preceding the applicable conversion date. The Notes include certain redemption, protection features and default interest and penalties. The Notes are secured by all assets of the Company, including its intellectual property.  The Warrants have a term of 5 years, and exercise price of $2.42 and are exercisable immediately upon issuance. The Company is the process of assessing the accounting treatment of the transaction. The aggregate net cash proceeds to the Company from the August 2024 SPA were approximately $4.5 million. On August 14, 2024, the first tranche closed. Subsequent to September 30, 2024, the second tranche has closed.

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

At-The Market Offering Agreement

From July 11, 2024 to July 30, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 103,063 shares of unregistered Common Stock at a range of  $2.421 – $2.528 per share. During the quarter ended September 30, 2024, the Company sold additional shares of Common Stock at an aggregate sales price of $0.3 million.

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	September 30, 2024	December 31, 2023
Balance Sheet Data:
Cash	$1,646	$4,595
Total assets	4,462	7,315
Convertible notes payable	6,035	9,161
Total liabilities	23,284	19,048
Total stockholders' deficit	(18,822)	(11,733)

	September 30,
	2024	2023
	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(8,539)	$(18,465)
Net cash used in investing activities	—	(4)
Net cash provided by financing activities	5,590	7,317
Net decrease in cash	$(2,949)	$(11,152)

Operating activities

During the nine months ended September 30, 2024, operating activities used approximately $8.5 million of cash, primarily resulting from a net loss of $16.0 million, partially offset by (a) net non-cash losses of $2.1 million, including a gain of  $1.0 million in change in fair value of convertible promissory notes, and gain of $0.2 million in change in fair value of warrants, $0.4 million of stock-based compensation, $1.3 million of contract costs related to Alvogen termination, $0.8 million of default penalties, $0.5 million in debt issuance costs, and (b) changes in operating assets and liabilities of $5.4 million.

During the nine months ended September 30, 2023, operating activities used $18.5 million of cash, primarily resulting from a net loss of $25.8 million, reduced by (a) net non-cash losses of $4.6 million, including $2.8 million in change in fair value of convertible promissory note and $1.6 million of stock-based compensation, and (b) changes in operating assets and liabilities of $2.7 million.

Financing activities

During the nine months ended September 30, 2024, financing activities provided $5.6 million of cash resulting from $1.0 million in proceeds from issuance of Common Stock and warrants issued in a private placement, $4.9 million in proceeds from issuance of Common Stock and warrants, $2.9 million in proceeds from the Anson Note, and $2.1 million from warrant proceeds offset by $4.8 million in repayments of the convertible notes.

During the nine months ended September 30, 2023, financing activities provided $7.3 million of cash resulting from $8.1 million in proceeds from issuance of common stock and warrants issued in a private placement, net of issuance costs, and $0.8 million in proceeds from proceeds from issuance of insurance loan offset by $2.3 million in repayments of the convertible note.

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2024 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company's management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, the Company evaluates its estimates and judgments on an ongoing basis. The most critical estimates relate to the stock-based compensation, the valuation of warrants, and the fair value of notes payable. The Company bases its estimates and assumptions on current facts, historical experiences, and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Convertible notes payable

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

The Company estimates the fair value of its notes payable using a Monte Carlo simulation model, which uses as inputs the fair value of its Common Stock and estimates for the equity volatility of its Common Stock, the time to expiration (i.e., expected term) of the note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the Company estimates its expected future equity volatility based on the historical volatility of its Common Stock price utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the redemption features embedded in the notes. The risk-free interest rate is determined based on the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Unless otherwise specified, the probability of default is estimated using Bloomberg’s Default Risk function which uses its financial information to calculate a default risk specific to the Company. For the Streeterville valuations during the nine months ended September 30, 2024, the probability of default was based on management's estimates which include, the Company's current cash runway, current efforts to raise financing, and current economic environment. Interest expense is included within the fair value of the note payable. Management believes those assumptions are reasonable but if these assumptions change, it could materially affect the fair value.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of September 30, 2024 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended September 30, 2024, that were not previously reported.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities occurred during the three months ended September 30, 2024, that were not previously reported.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended September 30, 2024.

Item 6. Exhibits

Exhibit Number	Description	Incorporation by Reference

3.1	Amendment to the Second Amended and Restated Bylaws of NRX Pharmaceuticals, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 14, 2024

4.1	Form of Senior Secured Convertible Promissory Note to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement.	Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 14, 2024

4.2	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement.	Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 14, 2024

10.1	Securities Purchase Agreement, dated August 12, 2024, by and among the Company and the purchasers signatory thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 14, 2024

10.2	Form of Security Agreement to be entered into by and among the Company and the other parties signatory thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 14, 2024

10.3	Form of Patent Security Agreement, to be entered into by and among the Company and the other parties signatory thereto.	Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 14, 2024

10.4	Form of Registration Rights Agreement to be entered into by and among the Company and the parties signatory thereto.	Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 14, 2024

10.5	Form of Subsidiary Guarantee to be entered into by and among the Company and the purchasers signatory thereto.	Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 14, 2024

10.6	Settlement Agreement and Release of Claims, dated August 12, 2024, between the Company and Streeterville Capital, LLC.	Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed August 14, 2024

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 ; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to Unaudited Financial Statements.

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

NRX PHARMACEUTICALS, INC.

Date: November 14, 2024	By:	/s/ Richard Narido
Richard Narido
Chief Financial Officer (Principal Financial Officer)