Form 10-K
period 2024-12-31
NRX Pharmaceuticals, Inc.
filed 2025-03-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2024, was $21.5 million.

As of March 14, 2025, the registrant had 16,915,647 shares of common stock outstanding.

Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A with respect to its 2025 Annual Meeting of Stockholders.

Annual Report on Form 10-K

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

Item 1. Business

Summary

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRX” or the “Company”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc. (“NeuroRx”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has two lead drug candidates that are expected to be submitted by year end for Food and Drug Administration ("FDA") approval with anticipated FDA decision dates under the Prescription Drug User Fee Act (“PDUFA”) by the end of June 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion. In February 2024, NRx incorporated HOPE Therapeutics, Inc. (“HOPE”), a medical care delivery organization focused on interventional psychiatric treatment of the above conditions with NMDA-targeted and other psychedelic drugs, neuromodulatory devices, such as Transcranial Magnetic Stimulation (“TMS”), digital therapeutics, and medication management.

NeuroRx is organized as a traditional research and development ("R&D") company, whereas HOPE is organized as a medical care delivery company intended to own and/or operate clinics that serve patients with suicidal depression, PTSD, and other serious Central Nervous System (CNS) disorders.

The 2024 fiscal year marked a period of both expansion and change for NRx. Throughout this time, the Company implemented a restructuring of its leadership to address challenges related to capital formation, clinical trial enrollment, and corporate development. These efforts led to measurable achievements in 2024 and positioned the Company for growth and the achievement of our development objectives in 2025. Management’s plan, through the establishment of HOPE is to transform NRx from a pre-revenue biotechnology company to a revenue-generating enterprise that continues to develop life-saving drugs and technologies (through NRx) while also treating patients (through HOPE). During 2024 and through the date of this Annual Report, the Company has achieved the following:

Recent Developments

Financing

We consummated a series of financing agreements with an institutional investor for up to $16.3 million in debt capital, for which we closed on $10.87 million in 2024 and subsequently closed $8.5 million in a combination of convertible debt and an above-market common stock and warrant offering in January 2025. We were presented with and are currently negotiating a term sheet with a publicly-traded strategic investor to provide additional capital to support the expansion of HOPE clinics. In addition, management is negotiating with several commercial lenders to provide additional financing to support the acquisition of additional clinics on standard commercial loan terms. Although no assurances can be given, and assuming we’re able to consummate the proposed financings, management believes that we will have sufficient financing to consummate our previously announced acquisitions, execute our business plan and achieve our projected revenue objectives.

Drug Development

●

We filed module 3 (manufacturing) of our NDA for NRX-100 (preservative-free sterile ketamine) in a tamper-resistant, diversion resistant packaging presentation. NRX-100 was previously granted Fast Track Designation by FDA in combination with use of NRX-101. Ketamine efficacy data is in hand from four clinical trials. Three manufacturing lots are now completed with filed stability data suitable for shelf life exceeding two years at room temperature. The anticipated PDUFA date for this settlement is prior to December 30, 2025. We also anticipate filing an Abbreviated New Drug Application (“ANDA”) for the use of preservative-free ketamine in all currently-indicated clinical applications.

●	We initiated the filing of a New Drug Application (“NDA”) in the fourth quarter of 2024 for Accelerated Approval under Breakthrough and Priority Review of NRX-101 in treatment of bipolar depression in people at risk of akathisia, based on the Phase 2b/3 and STABIL-B data. Three manufacturing lots are now completed with more than 24 months of room temperature shelf-stability. The anticipated PDUFA date for this application is prior to December 31, 2025. Work is ongoing to prepare the module 3 manufacturing section documenting our transition from manufacturing at WuXi Apptec in Shanghai to manufacturing of NRX-101 in North Carolina with manufacture of three commercial lots.

●

We accepted a non-binding offer from a commercial pharmaceutical company to license and distribute NRX-100 (preservative-free ketamine) that provides for $325 million in potential milestones plus a sliding scale royalty that ranges from 11% - 16% of sales.

●	We initiated development of and plan to file a citizen’s petition with the FDA to remove benzethonium chloride, a known neurotoxic substance from presentations of ketamine intended for intravenous use. Management believes that the preservative-free feature of NRX-100 will be deemed of benefit to patients because of the known toxicity of benzethonium chloride in current generic products.

●	As a next-generation product, we developed a novel, patentable pH neutral formulation for ketamine (designed as HTX-100) that will be suitable for both intravenous and subcutaneous administration. Initial laboratory lots demonstrate shelf stability and ongoing stability is being assessed. Ketamine in its current commercial presentations cannot be administered subcutaneously because of its high acidic (pH 3.5-4.0) properties, an acidity range that is known to cause pain and skin ulcers. We anticipate long-term patent protection on this novel product. This product is expected to undergo clinical testing in 2025/2026 and be ready for FDA approval in 2027.

●	NRX-101 in the treatment of Complicated Urinary Tract Infection (“cUTI”) was granted Qualified Infectious Disease Product (“QIDP”), Fast Track, and Priority Review designations in 2024. We have now demonstrated that NRX-101 does not damage the microbiome of the gut, in contrast to all other advanced antibiotics and is less likely to cause C. Difficile infection (a potentially lethal side effect of antibiotic treatment). NRx is reviewing partnership options.

●

We executed a Memorandum of Understanding with Foundation FundaMental for rights to develop a potential disease modifying drug for schizophrenia, autism, and acute mania. If successful, this would represent the first drug to reverse the underlying disease mechanism of these conditions, rather than simply treating symptoms.

HOPE Therapeutics

●

We partnered with representatives of ketamine clinic operators to construct a care platform that will include ketamine, operational support, and digital therapeutic extensions. In advance of FDA approval, HOPE anticipates that it will supply ketamine under 503b pharmacy licensure to meet the national ketamine shortage declared by FDA.

●

We signed non-binding letters of intent to acquire three precision psychiatry centers, the closing of which is subject to execution of definitive agreements.  Although no assurances can be given, we are also currently negotiating the terms for the acquisition of six additional psychiatry centers, which are subject to due diligence review and execution of a letter of intent.  Upon closing, the acquisitions will form the foundation for the development of HOPE to achieve our objective of creating a national network offering interventional psychiatry to treat suicidal depression and PTSD.

●

We engaged BTIG, a leading investment bank, to support us in identifying and acquiring additional clinic candidates to join the HOPE network sufficient to achieve management’s revenue targets by year-end 2025.

●

Our potential acquisition targets have contracts with the Veterans Administration for the treatment of depression and, assuming closing of our previously announced acquisitions, we expect to expand to the treatment of PTSD by year-end 2025.

Other Developments

On November 2022, the Company issued a Convertible Promissory Note to Streeterville, LLC, (“Streeterville Notes”) as previously disclosed. In March 2024, Streeterville deemed a proposed dividend of HOPE shares to constitute a basis of default under the Streeterville Notes. Subsequent arbitration found that the proposed HOPE dividend was not a basis for default. In August 2024 the Company signed a settlement agreement with Streeterville to redeem the Streeterville Notes at a discount to the amounts claimed and completed payments of $5.55 million in satisfaction of all claims under the Streeterville Notes in October 2024.

On March 28, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, which Reverse Stock Split was effective as of April 1, 2024. All references in this Annual Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Split on a retroactive basis.

Company Overview

The Company has two lead compounds today, NRX-100, a proprietary presentation of ketamine and NRX-101, a patented fixed-dose combination of D-cycloserine and lurasidone. Both products have Fast Track designation from the FDA for the treatment of suicidal bipolar depression. NRX-101 additionally has Breakthrough Therapy Designation and a Biomarker Letter of Support from the FDA for this purpose. To the Company’s knowledge, NRX-101 is the only oral antidepressant demonstrated to reduce suicidal ideation in a phase 2 trial.

For mechanistic reasons unrelated to its central nervous system N-methyl-D-aspartate (“CNS NMDA”) antagonist properties, NRX-101 interferes with cell wall formation in certain bacteria, rendering it a potent antibiotic and is demonstrated to kill certain treatment-resistant urinary tract bacteria. Accordingly, NRX-101 has been awarded Qualified Infectious Disease Product Designation and Fast Track Designation by the FDA to treat Complicated Urinary Tract Infection and Pyelonephritis. Our strategy is to apply innovative science to known molecules in the pursuit of therapies for high unmet needs, including lethal conditions (NeuroRx) and to distribute ketamine and ancillary therapies to qualified clinics and practitioners who treat patients with suicidal depression (HOPE). The Company has previously announced plans to spin off HOPE as a majority-owned company, with a minority interest held by new shareholders resulting from planned financings.

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

The COVID lockdown ended in March 2022 and the Company’s Board unanimously voted to return our focus to CNS drug development. Accordingly, in June 2022 the Company launched a clinical trial of NRX-101 in the treatment of suicidal ideation among patients with bipolar depression (the “003 trial) and in June 2024 announced results indicating that NRX-101 was not superior to standard of care medication for decreasing symptoms of depression (the primary endpoint) but was superior to standard of care for reducing symptoms of suicidal ideation (the declared secondary endpoint).

In late 2023, the Company recognized the need to create a model for integrated care of patients with suicidal depression, PTSD, and related conditions that combines NMDA-targeted medication therapy (such as NRX-100 and NRX-101) with transcranial magnetic stimulation (“TMS”), psychiatric medication management, and digital therapeutics. Accordingly, in January 2024, management incorporated HOPE as a wholly-owned subsidiary for this purpose. Management recognized that the complexity of these life-threatening diseases required an integrated care model that is largely unavailable today. Throughout 2024, the Company developed HOPE’s business plan, attracted initial capital, and identified key pillar acquisitions.

2024 Financings

August 2024 SPA

On August 12, 2024, the Company executed a Securities Purchase Agreement (the “August SPA”) and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of securities. The consideration payable by the purchasers under the August SPA was comprised of three equal closings of $5.435 million, each subject to certain closing conditions. The securities to be issued and sold by the Company include up to $16.3 million of senior secured convertible notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”). The proceeds arising from the sale of the Notes and the Warrants were used to settle the Company’s outstanding amounts owed to Streeterville (as defined below) and other working capital needs. The Company has, as of the date of this Annual Report, consummated the first tranche, second tranche, and third tranche under the August SPA, with gross proceeds to the Company of $16.3 million.

The Notes bear interest at the rate of 6% per annum and mature in 15 months following their date of issuance. The Notes may be settled in cash or in shares of the Company’s common stock, at the sole discretion of the holder, at the applicable conversion price. The Notes may not be prepaid by the Company however, the holders of the Notes may elect to convert the Notes, in whole or in part, into shares of the Company’s common stock at any time after the original issuance date. The conversion price: (A) for the Notes issued in the first tranche will equal the lower of (i) $2.4168, or (ii) a price equal to 92% of the lowest volume-weighted average price during the seven-trading day period immediately preceding the applicable conversion date (the “Alternative Conversion Price”); (B)  for the Notes issued in the second tranche will equal the lower of (i) $1.766, or (ii) the Alternative Conversion Price; and (C) for the Notes issued in the third tranche will equal the lower of (i) $3.78, or (ii) the Alternative Conversion Price. The Notes include certain redemption, protection features and default interest and penalties. The Notes are secured by all assets of the Company, including its intellectual property.

The Warrants have a term of 5 years, an exercise price of $2.4168 per share for the Warrants issued in the first tranche, $1.766 per share for the Warrants issued in the second tranche, and $3.78 per share for the Warrants issued in the third tranche, each subject to adjustment as more specifically set forth in the Warrants, and are exercisable immediately upon issuance.

April 2024 Offering

On April 18, 2024, the Company entered into an underwriting agreement (the “April Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein (the “April Underwriters”), relating to an underwritten public offering (the “April 2024 Public Offering”) of 607,000 shares (the “April Shares”) of Common Stock. The public offering price for each share of Common Stock was $3.30. On April 19, 2024, the offering closed. Aggregated proceeds from the offering were approximately $2.4 million (including proceeds from the exercise of the over-allotment option granted to the Representative, as more fully described below), before deducting underwriting discounts and commission and estimated expenses payable by the Company.

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

Pursuant to the April Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 91,050 shares (the “April Option Shares”) of the Common Stock on the same terms as the April Shares sold in the April 2024 Public Offering (the “April Over-Allotment Option”). In connection with the April Overallotment Exercise, we issued an additional April Underwriter's Warrant to purchase up to 4,553 shares of Common Stock. The April Overallotment Exercise was exercised in full and closed.

At-The-Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million (the “ATM Offering”). On August 14, 2024, the Company reduced the amount to under the Offering Agreement to $0 and suspended the ATM Offering. Though December 31, 2024, the Company received aggregate gross cash proceeds to the Company from the ATM Offering of approximately $1.8 million.

February 2024 Offerings

On February 27, 2024, we entered into an underwriting agreement (the “February Underwriting Agreement”) with the Representative (as defined above), as the representative of the several underwriters named therein (the “February Underwriters”), relating to an underwritten public offering (the “February 2024 Public Offering”) of 500,000 shares (the “February Shares”) of the Company’s Common Stock. The public offering price for each share of Common Stock was $3.00, and the February Underwriters purchased the shares of Common Stock pursuant to the February Underwriting Agreement at a price for each share of Common Stock of $2.76. On February 28, 2024, the February 2024 Public offering closed. Aggregate gross proceeds from the February 2024 Public Offering were approximately $1.9 million (including proceeds from the exercise of the over-allotment option granted to the Representative, as more fully described below), before deducting underwriting discounts and commissions and estimated expenses payable by the Company.

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

Pursuant to the February Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 75,000 shares (the “February Option Shares”) of the Common Stock on the same terms as the February Shares sold in the February 2024 Public Offering (the “February Over-Allotment Option”). On March 5, 2024, the February Underwriters exercised the February Over-Allotment Option to purchase the February Option Shares. In connection with the February Overallotment Exercise, we issued an additional February Underwriter’s Warrant to purchase up to 3,750 shares of Common Stock. The February Overallotment Exercise closed on March 6, 2024.

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

2025 Financings

As set forth below, subsequent to December 31, 2024, the Company secured $8.5 million in new financing and anticipates supplementing existing capital with commercial credit and strategic investments sufficient to satisfy our working capital requirements through the end of the fiscal year ending December 31, 2025.

January 2025 Securities Purchase Agreement

On January 27, 2025, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with Anson Funds (the “Investors”) for the sale by the Company of 1,215,278 shares (the “RD Shares”) of Common Stock to the Investors, at a purchase price of $2.88 per share, in a registered direct offering (the “Registered Direct Offering”). Concurrently with the sale of the RD Shares, pursuant to the RD Purchase Agreement the Company also sold to the Investors unregistered Common Stock purchase warrants (the “RD Warrants”) to purchase up to an aggregate of 1,215,278 shares of Common Stock (the “RD Warrant Shares”), in a private placement. Subject to certain beneficial ownership limitations, the RD Warrants are immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the RD Warrants. The RD Warrants are exercisable for five years from the RD Closing Date (as defined below). The closing of the sales of these securities under the RD Purchase Agreement occurred on or about January 29, 2025 (the “RD Closing Date”).

The gross proceeds to the Company from the offerings were approximately $3,500,000, before deducting offering expenses, and excluding the proceeds, if any, from the exercise of the RD Warrants. The Company intends to use the net proceeds from the transactions for general corporate purposes, including the funding of certain capital expenditures.

The RD Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on June 9, 2022, and subsequently declared effective on June 21, 2022 (File No. 333-265492) (the “Registration Statement”), and the base prospectus dated as of June 21, 2022, contained therein.

The RD Warrants and the RD Warrant Shares were sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

On January 27, 2025, the Company and the Investors entered into a Consent and Waiver Agreement (the “CWA”), relating to certain rights and prohibitions arising under the August SPA and the Notes. In the CWA, each of the Investors provided its consent under certain restrictive provisions, and waived certain rights, including, among other things, a right to participate in certain Qualified Financings (as defined in the CWA) made by us under the August SPA and the Notes, the prohibition on issuance of certain equity securities, and waiver of any potential liquidated damages arising under that certain Registration Rights Agreement by and between the Company and the Investors dated August 14, 2024, until March 31, 2025. As consideration for entering into the CWA, in the event that the VWAP of the Common Stock is less than the per share purchase price of the Common Stock sold to the Investors in the Registered Direct Offering on the Trading Day (as defined in the RD Purchase Agreement) immediately prior to the date that the Investors submit their first conversion notice to convert any portion of the Notes issued or to be issued in the Second Closing (as defined in the August SPA) or the Third Closing (as defined in the August SPA), respectively, into shares of Common Stock, the Company agreed to issue to the Investors: (i) that number of shares of Common Stock equal to (a) the quotient of (I) aggregate purchase price to be paid for all securities in the Registered Direct Offering, divided by (II) the price per share of Common Stock after giving effect to the VWAP-Based Adjustment (as defined below), minus (b) the number of shares of Common Stock issued, or to be issued, to the Investors at or upon the consummation of the Registered Direct Offering (the “Consideration Shares”), and (ii) Common Stock purchase warrants to purchase shares of Common Stock equal to 100% of the aggregate number of Consideration Shares to be issued, with an exercise price equal to the dollar value of the VWAP-Based Adjustment (the “Consideration Warrants”). For purposes of the CWA, the “VWAP Based-Adjustment” means that amount, in dollars, equal to the greater of either (a) the VWAP of the Common Stock on the Trading Day immediately prior to the date that the Investors submit their first conversion notice to convert any portion of the Notes issued and to be issued in the Second Closing or Third Closing into shares of the Company’s Common Stock, or (b) 80% of the closing price of the Common Stock on the Trading Day immediately prior to the closing of the Registered Direct Offering.

Proposed Strategic Investment and Commercial Funding

The Company was presented with and is currently negotiating a term sheet with a publicly-traded entity engaged in the manufacture of FDA-cleared devices for Transcranial Magnetic Stimulation to provide acquisition capital to support the expansion of HOPE, and is also currently in negotiations with several commercial banks to provide additional acquisition financing for HOPE. Although no assurances can be given, assuming consummation of the financings on terms currently contemplated by management, we will achieve our objective of financing less than 50% of the proposed acquisition costs, thereby enabling the Company to optimize its cost of acquisition capital as it expands the HOPE clinic network.

Terminated January 2025 Financing

The Company was a party to definitive stock purchase agreements with an Arizona-based investment firm, Smith and Sauer, through their affiliate, JGS Holdings, LLC (“JGS Holdings”) whereby JGS Holdings committed to invest $2.0 million in NRx’s common stock, with an additional commitment of $25.0 million to be invested directly in HOPE. JGS Holdings defaulted under the terms of the agreements, despite several extensions of the closing date. The Company formally terminated the stock purchase agreement on March 13, 2025.  Although no assurances can be given, assuming management is able to consummate the financing referenced above with an alternative strategic investor to replace the investment contemplated with JGS Holdings, together with alternative sources of equity and debt capital, management believes it will able to fund its previously announced acquisitions on terms more favorable to our shareholders.

NRx Products in Development

NRX-101

NRX-101 is a combined NMDA/5-HT2A-targeted medicine designed to address both depression and suicidal ideation, consisting of a patented, oral, fixed dose combination of D-cycloserine (“DCS”) and lurasidone. Although DCS has been known for more than 70 years as an anti-infective, its propensity to cause psychedelic side-effects, together with challenges in maintaining drug stability, limited its clinical use and by the year 2000, DCS was rarely used in the United States. Previously, the critical doses of DCS required to achieve a clinical effect in treatment of these conditions was not understood.

The key discovery by Daniel Javitt that the psychedelic side-effects of DCS can be attenuated by the concomitant use of serotonin-targeted drugs creates a new life for this promising molecule, whose use was previously limited by hallucinogenic effects. The manufacture of DCS was similarly limited by propensity to form inactive dimers and trimers of the cycloserine ring and no modern manufacturing program was undertaken over the past 50 years. The Company has now modernized the required analytic methodology, achieved control over impurities as required for modern commercial drug manufacture, and solved the stability challenges in a manner that achieved five-year shelf stability in the Company’s phase 2 program and management anticipates we can replicate that stability at commercial scale.

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

A safe, oral medicine for suicidal depression represents a key unmet medical need because the only currently approved treatment for this condition today is electroconvulsive therapy (“ECT”). Although the effects of NMDA antagonist drugs were first reported by Javitt in 1989, the development of NMDA-targeted medicines has been hampered by the known propensity of direct-acting NMDA-targeted drugs to cause neurotoxicity, addiction, psychedelic effects, and blood pressure elevation. Javitt discovered and patented the finding that when serotonin-targeted drugs are added to NMDA-targeted drugs, the hallucinogenic side effects of NMDA-targeted drugs are blocked and, at the same time, the NMDA component blocks the akathisia that is a known side effect of serotonin-targeted drugs – a side effect associated with suicidal ideation and behavior.

DCS, the NMDA-targeting component of NRX-101, is a mixed NMDA agonist/antagonist that has been demonstrated in nonclinical studies to have no potential for neurotoxicity or addiction. Although it may have psychedelic effects when given as monotherapy, psychedelic effects of DCS have not been seen in four different studies where DCS was administered together with serotonin-targeted drugs. Javitt additionally discovered and patented the finding that DCS is a mixed NMDA agonist/antagonist and a critical dose of DCS must be administered (in the region of 400mg – 500mg per day) to exert its NMDA antagonist properties. This finding explains the failure of DCS to demonstrate clinical effects in a number of published trials at lower doses, where it acts as an agonist at the NMDA receptor.11

Although development of NRX-101 began in 2015, when NeuroRx, Inc. was privately funded, the COVID pandemic interrupted clinical development in March 2020 because of study site closures. The Company was hampered in continuing to manufacture its investigational product in China because of global supply chain and other international challenges. Accordingly, when the Company raised funds in February 2022 to reinitiate the psychiatric drug development program, a strategic decision was made to transfer all manufacture to the United States and to upgrade the Chemical Manufacturing Controls (CMC) level of NRX-101 to a commercial standard prior to entering phase 3 trials.

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

In 2024, the Company announced completion of a clinical trial to compare NRX-101 to lurasidone alone in patients with bipolar depression and subacute suicidal ideation (NCT03395392). In previous studies (the STABIL-B trial), NRX-101 administered after the use of ketamine in acutely suicidal patients was superior to lurasidone alone in maintaining remission from depression and suicidality.

Figure 1: (Graph) Primary Endpoint for those infused with ketamine vs. placebo in phase I (n=22) and those who responded to ketamine in phase I and were randomized in Phase 2 to receive either NRX-101 or lurasidone (n=17). Table depicts primary and secondary endpoints for those randomized in Phase 2 (n=17).; *, P<0.05. Source: Nierenberg et al., 20236

In this trial, NRX-101 was found to be equivalent to lurasidone in achieving remission from depression (i.e. both drugs were effective), but was superior to lurasidone (P=.05) in achieving remission from suicidality.  Additionally, NRX-101 was seen to achieve a 76% superiority to lurasidone alone in achieving remission from akathisia (P=.026) a symptom of all known serotonin-targeted antidepressants that is closely-linked to suicidality.

Figure 2: Superiority of NRX-101 vs. lurasidone alone in reducing symptoms of Akathisia. Presented at the 2004 American Society of Clinical Psychopharmacology

In this trial, conducted under a Special Protocol Agreement with the FDA, there was no placebo group because suicidal patients were compared to the standard of care and it would not have been ethical to randomize actively suicidal patients to placebo. The Company believes that based on these data, New Drug Approval for NRX-101 can be achieved by conducting a properly-powered phase III trial comparing NRX-101 to placebo in patients with bipolar depression who do not have active suicidal ideation. The Company is in discussion with commercial partners to conduct such a trial.  In the interim, the Company believes that accelerated approval for NRX-101 can be obtained for treatment of patients with active suicidal ideation and akathisia despite treatment with currently approved medicines.

NRX-100 and other Ketamine Products in Development

NRX-100 is racemic ketamine that is FDA-approved as a generic anesthetic. NRX-100 has shown efficacy in some clinical studies of depression and suicidality.12 In the Company’s STABIL-B Study, NRX-100 was used for the initial stabilization of patients with bipolar depression who were also acutely suicidal, prior to receiving NRX-101 or lurasidone. The Company has opened an Investigational New Drug (“IND”) file with the FDA for the purpose of developing ketamine as a rapid induction agent in the treatment of Severe Bipolar Depression with Acute Suicidal Ideation and Behavior. The FDA awarded Fast Track Designation to this use.

Although the Company did not initially plan to develop ketamine as a monotherapy for rapid treatment of suicidal depression, the FDA guided NRx to do so in January 2023. Because of the urgent need, the company elected to license data from several well-controlled, publicly funded clinical trials that had not been submitted to the FDA and to prepare those data in the rigorous patient-level electronic form that is required for FDA review of clinical trial data. These trials demonstrate clear benefit of ketamine over both placebo and active comparator (midazolam), as well as non-inferiority of ketamine to the standard of care electroconvulsive therapy. The Company similarly entered into a manufacturing contract with Nephron Pharmaceuticals (West Columbia, SC) to create a proprietary formulation of ketamine for commercial sale. The company has initiated the filing of a New Drug Application for NRX-100 and anticipates filing the full NDA package by June 2025, aiming for a 2025 PDUFA date.

The basis of the NDA filing consists of efficacy data gathered from several large clinical trials, representing the experience of more than 1000 patients together with real-world data gathered from more than 20,000 patients that consistently demonstrate the effectiveness of ketamine in treating symptoms of both depression and suicidality. The illustration below has been presented by the Company in public conferences as illustrative of some of the data to be presented as part of the NDA.

New Drug Approval of intravenous ketamine HCl is not anticipated to yield long-term patent protection because ketamine is an old, well-known compound, although the preservative-free presentation of ketamine, together with the proprietary Risk Evaluation Management Strategy (REMS) that will likely be required for FDA approval will confer some degree of market protection. However, ketamine – in any form – is not currently approved for use in psychiatry, although a form of S-ketamine is approved and commands a substantial price in the marketplace.

FDA regulations do provide for a three-year period of data exclusivity (“Paragraph 4 protection”) for sponsors who obtain a new FDA approval for an already-approved medication. NRx anticipates benefiting from this exclusivity in the case of NRX-100. In recent months, there has been increased support voiced by at senior levels of the U.S. Government for the approval of ketamine and other psychedelic drugs for the treatment of depression and related conditions.

Although the use of ketamine is widespread and not currently subject to US patent, all known prior art and commercial presentations of ketamine have included the use of Benzethonium Chloride, a toxic preservative as part of the intravenous administration of ketamine. Benzethonium Chloride is widely used in antibacterial cleaning solutions and cosmetics for topical use. The manufacturer of benzethonium chloride classifies it as toxic if swallowed, capable of causing severe skin burns and eye damage, and corrosive, although those effects are not seen at the levels used in intravenous preparations. However, it has never been shown to be safe for intravenous use in humans and has been demonstrated to be neurotoxic to the cornea when used in eyedrops (Invest Ophthalmol Vis Sci 2012 Apr 18;53(4):1792–1802). For this reason, benzethonium chloride and related preservatives have increasingly been removed from various eyedrops. The inclusion of benzethonium chloride is a remnant from a time when sterile product manufacturing techniques required toxic preservatives to maintain stability and sterility. NRx has demonstrated the ability to maintain stability and sterility for more than two years of room temperature shelf life with its preservative-free presentation of NRX-100.

While the use of a preservative in ketamine may be safe when ketamine is used for single doses of anesthesia, the repeated use of benzethonium chloride-preserved ketamine has never been shown to be safe in either animals or patients. FDA has published warnings about potential neurotoxicity associated with the repeated use of ketamine, which may be related both to the preservative and to potential excitatory neurotoxicity caused by repeated use of ketamine itself. The Company intends to file a citizens petition with the FDA seeking to have benzethonium chloride removed from ketamine intended for intravenous use. The US Food Drug and Cosmetics Act requires that all ingredients in US drugs have demonstrated safety. The recently confirmed Secretary of Health and Human Services has emphasized in various public comments the importance of removing toxic substances from the US food and drug supply chain. Should the Company be successful in effecting the removal of benzethonium chloride from current preparations of ketamine, the Company may gain additional exclusivity rights with regard to NRX-100.

NRX-100 and NRX-101 Commercial Licensing

In early March 2024, the Company entered into a non-binding term sheet from a private equity-owned commercial stage pharmaceutical company for the licensing and distribution rights to NRX-100 in the U.S., subject to final regulatory due diligence. The proposed license agreement provides for an immediate milestone payment with proposed milestones and a sliding scale royalty based on sales volume. Under the terms of the proposed license, the Company retains all rights ex-US and future rights to HTX-100 (pH neutral ketamine) should that development path succeed.  The Company is in additional discussions with the prospective commercial partner around the licensing of NRX-101.

HTX-100 (pH neutral ketamine)

One path through which the Company has potential to achieve longer term exclusivity around the use of ketamine is through the development of a novel composition of matter that confers benefits not achievable via NRX-100. Although ketamine has demonstrated clear benefit in treating patients with depression and suicidality, ketamine HCl, the generic form of ketamine, is acidic (pH 3.5-4.0) and therefore suitable for dilute intravenous administration, but not for subcutaneous administration. Compounds at this level of acidity are known to cause skin ulceration and cannot be approved for subcutaneous use. Accordingly, ketamine for psychiatric purposes can be administered in clinic settings with trained perfusion nurses and staff, but is unsuitable for office use. Some have attempted to address this problem through oral administration of ketamine or buccal (i.e. allowing ketamine to dissolve against the inside of the mouth) administration. However, these modalities have unpredictable pharmacokinetics and, in the Company’s view are unlikely to result in approvable drugs.

Experience with insulin compounds has yielded a large array of approved medical devices that would be capable of delivering a pH neutral form of ketamine in the office or home setting. In 2024, the Company developed a pH neutral form of ketamine (HTX-100) that is expected to be patentable through 2040 and is expected to be suitable for subcutaneous use. In 2025, the company expects to achieve formulation of this product under Good Manufacturing Practices (GMP) and to initiate a clinical trial of HTX-100 for subcutaneous use.

Additional Potential Psychiatry Products

NRX-101 for the Treatment of Chronic Pain

Chronic pain is commonly defined as pain that lasts beyond three months and extends past normal tissue healing time. Between 18% and 34% of Americans are believed to suffer from chronic pain. The use of opiates to treat chronic pain has led to a national crisis resulting in widespread addiction and death. Few alternatives to opiates have emerged that both treat chronic pain and potentially decrease craving for opiates among chronic pain sufferers. Recent epidemiologic studies indicate that Chronic Back Pain is the leading cause of disability in the US and the seventh leading cause worldwide.

Various non-clinical studies have suggested that NMDA antagonist drugs may be useful in treating animal pain models. Intravenous ketamine has been widely used off-label to treat chronic pain at doses similar to those used in depression studies. A meta-analysis of 7 studies representing 94 participants demonstrated a consistent improvement in pain score but a consistent finding of nausea and psychomimetic effects associated with ketamine administration.

A pilot study of DCS in the treatment of chronic pain was undertaken by Schnitzer and coworkers in patients with chronic low back pain. The study randomized 41 participants to a placebo-controlled dose-escalation study of 100mg, 200mg, and 400mg (each dose for two weeks) vs. placebo. The primary outcome measure was back pain intensity on a 1-10 numeric rating scale. The study was deemed not to have met its primary endpoint to detect a difference between DCS and placebo over 6 weeks. However, post-hoc analysis demonstrates a significant difference between baseline and six weeks (P<0.01), which is the point in time that the 400mg DCS dose was reached.

Based on the above data, the Company licensed a method patent for the use of DCS in Chronic Pain from Prof. Apkar Apkarian.

A 400 person efficacy trial was funded by the US Department of Defense, sponsored by Northwestern University, and achieved primary completion in February 2024. The investigators have not yet released findings from this clinical trial.

NRX-101 for the Treatment of Complicated Urinary Tract Infection and Acute Pyelonephritis

DCS is a broad-spectrum antibiotic that is currently FDA-approved to treat pulmonary or extrapulmonary tuberculosis disease and urinary tract infection (UTI). The drug inhibits two sequential enzymes in the bacterial cell wall peptidoglycan biosynthetic pathway, alanine racemase and D-Ala-D-Ala ligase. DCS also antagonizes a third bacterial enzyme, D-amino acid dehydrogenase. DCS is bactericidal or bacteriostatic depending on the concentration or microorganism of interest. Since DCS is mostly excreted unchanged by the kidney, the drug reaches substantial levels in the urine. Indeed, DCS was used to treat various types of infections in the 1950s and 60s, including UTI, with numerous reports showing its clinical efficacy. The use of DCS as an antibiotic for the treatment of UTI fell out of favor in the 1970s, however, due to its potential to cause CNS side effects.

The incidence of multi-drug-resistant urinary tract pathogens is outpacing the development of new antimicrobial agents. Only 17 new systemic antibiotics and 1 related biologic have been approved by the FDA between 2010 and 2022, and very few antibiotics are in clinical development. This has forced a renewed interest in older antimicrobial drugs. The addition of lurasidone should permit DCS to be administered at dosages that would permit bactericidal action in the urinary tract with dose-limiting side-effects.

NRx tested DCS and NRX-101 (DCS + lurasidone) against various urinary tract pathogens including several multidrug resistant strains. DCS showed activity against all bacterial isolates tested (Table 1) with minimal inhibitory concentrations (MICs) below levels that can be achieved in the urine. As expected, lurasidone alone had no antibacterial activity, nor did it interfere with the antibacterial activity of DCS. Based on these results, the FDA has awarded Qualified Infectious Disease Product and Fast Track Designation to NRX-101 for the treatment of complicated UTI including acute pyelonephritis.

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

Development of HOPE Therapeutics

Psychiatric care for depression, PTSD, and related CNS disorders is experiencing a period of rapid change, based on the discovery of NMDA-targeted and other psychedelic drugs (see above) and Transcranial Magnetic Stimulation (“TMS”). Both are therapies that have been shown to induce new synapse (i.e. nerve connection) within the brain, a process known as “neuroplasticity” or “synaptic plasticity,” Recent science sponsored in part by NRx shows that these disease states are associated with atrophy of the electrical connections between brain cells, rumination on negative – frequently suicidal – thoughts, and ultimately suicidal behavior. NMDA-targeted and other psychedelic drugs are demonstrated to create bursts of glutamine and glutamate in the brain with resulting sprouting of the dendrites that create new synapses and corresponding decreases in depressive and suicidal ideation. TMS is believed to achieve a similar benefit through the application of strong magnetic fields to brain cells and has been demonstrated to relieve symptoms of depression. Accordingly, TMS has been approved for this purpose in the US.  In Europe, TMS has been approved for a far broader set of indications including PTSD, treatment of alcohol and drug abuse, stroke, Parkinsons, and brain injury.

For the first time in human history, responsible scientists are discussing treatments that induce neuroplasticity as potentially curative for depression, PTSD, and related conditions, in contrast to 70 years of serotonin-targeted drugs that were thought to treat the symptoms of these diseases. However, it is increasingly believed that no individual medication, device, or other therapy will be sufficient to achieve comprehensive benefit for patients. Unfortunately, few centers have mastered the art of combining these treatments into a comprehensive approach for treating serious and lethal psychiatry disorders.

In January 2024, the Company incorporated HOPE Therapeutics as a wholly-owned subsidiary of NRx Pharmaceuticals for the purpose of developing a new clinical paradigm for the treatment of depression, PTSD, obsessive-compulsive disorder, and related CNS conditions. Based on clinical observations with the Company’s drugs, the Company came to the realization that the rapidly-emerging class of NMDA-targeted and other psychedelic drugs have the potential to be paradigm-changing for patients with life-threatening CNS disorders but may not be sufficient to achieve the full clinical benefit that patients require to achieve and maintain a complete, long-term recovery.

We estimate that ketamine and TMS individually have reported remission rates of approximately 50% in patients with severe depression. However, anecdotal observation and the emerging body of evidence suggests that when patients are offered the full array of currently available treatments in an integrated manner, a far greater proportion of patients may achieve long-term remission from conditions that only a few years ago were treated with hospitalization and electroshock therapy. Company executives recently traveled to Israel, where these treatments – together with hyperbaric oxygen therapy – are being used to significant effect in the treatment of soldiers with PTSD from recent combat, with dramatic efficacy results in university-based clinical trials.

During the second half of 2024, the Company began outlining the plan for HOPE as a national and ultimately international network of interventional psychiatry centers that would combine neuroplastic treatments in an integrated and reproducible manner.

HOPE Acquisition Targets

In 2024, the Company announced a non-binding term sheet to acquire Kadima, LLC, a pioneering interventional psychiatry clinic in La Jolla, CA.  Kadima’s founder, Dr. David Feifel agreed to serve as HOPE’s Chief Medical Innovation Officer post-acquisition. He is one of the first academic psychiatrists to move ketamine and TMS therapy to the community care model and was recently featured on Dr. Sanjay Gupta’s feature entitled “The Wild West of Ketamine Treatment” as an advocate for how ketamine therapy can be delivered reliably and responsibly.

Additionally, the Company has entered into a non-binding term sheet to acquire two additional clinics in Florida. The Company is in the process of finalizing definitive purchase agreements with both entities. In addition to these acquisitions, the Company is negotiating to acquire an additional six clinics in Florida with the objective of acquiring 15-20 facilities in Florida by year-end 2025, as depicted in the following graphic:

Figure 1: Representative potential targeted 2025 acquisition opportunities in Florida.

HOPE Financing/Acquisition Model

The clinical centers that are being incorporated in the 2025 acquisition program are currently operating and are profitable centers that the Company believes can experience substantial revenue growth through the addition of a broader array of comprehensive services. Management estimates that the acquisition of 20 clinic networks, each with current revenue of approximately $5.0 million will be required to meet our 2025 growth objectives.

Based on the financing proposals received to date and existing capital, the Company is targeting a blended financing cost of acquisition of under 10%.

Future Medical Indications for HOPE

The founding of HOPE began with the Company’s commitment to the treatment of suicidal depression with a plan to utilize (i) current FDA approval for S-ketamine, (ii) TMS, and (iii) if approved by the FDA, NRX-100. Over time, the vision for HOPE has significantly expanded. European approvals are already in place for the use of TMS to treat PTSD, Traumatic Brain Injury, Alzheimer’s, Parkinson’s disease, and alcohol and tobacco addiction. Moreover, Kadima has been a leading research organization in the development of psychedelic drugs and HOPE expects to merge Kadima’s research capabilities with those of NRx Pharmaceuticals. As an example of that expertise, NRx recently published a report in a leading peer-reviewed journal documenting its ability to achieve >95% reliability in the measurement of depression scores across research sites, a reliability factor considerably above industry standards (J Clin Psychopharmacol. 2025 Jan-Feb;45(1):28-31). Hence, HOPE Therapeutics expects to be involved in the treatment of a broad array of CNS diseases that – until now – have offered little in the way of new hope to patients.  Unlike the process of drug development, where FDA approval is a protracted process, the use of approved devices for new uses is generally regarded as within the practice of medicine, although insurance reimbursement is frequently tied to FDA-labeled indications.

Summary of NRx Material In-licensing Obligations (NRx-100/101)

Development and License Agreement (“Glytech DLA”)

The Company was founded based upon a development agreement with Glytech, a Company founded by Daniel Javitt (“DLA”). The initial Glytech development agreement was signed on August 6, 2015, and subsequently amended on May 2, 2016, October 19, 2016, June 13, 2018, April 16, 2019, December 31, 2020, August 6, 2022, November 6, 2022 and January 31, 2023.

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

Sarah Herzog Memorial Hospital License Agreement

The initial clinical trial of D-cycloserine was conducted by Drs. Uri Hersco-Levy and Daniel Javitt at the Sarah Herzog Memorial Hospital (“SHMH”) in Jerusalem and resulted in a patent owned by SHMH in which Heresco-Levy and Javitt share inventorship. NeuroRx entered into an Exclusive License Agreement with SHMH, dated April 16, 2019 (the “SHMH License Agreement”).

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

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. During the years ended December 31, 2024 and 2023, no payments were made.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the years ended December 31, 2024 and 2023, no royalties were made.

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

Manufacturing Agreements

In 2022, the Company has entered into a manufacturing agreement with Alcami (Wilmington, NC) for the manufacturing of NRX-101. This enabled the technology transfer of manufacturing processes previously done in China to the U.S. In October of 2022 the Company submitted a Module 3 IND amendment to the FDA, allowing it to manufacture clinical supplies in the U.S.

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

In 2023, the Company entered into a development and manufacturing agreement with Nephron Pharmaceuticals, Inc. for the manufacture of ketamine HCl (NRX-100, HTX-100) that the Company intends to distribute via its HOPE franchise. Manufacture will initially consist of the generic formulation of ketamine in a novel diversion-resistant presentation. Under the development portion of the agreement the Company intends to develop a pH-balanced new formulation of ketamine that will be suitable for subcutaneous use and that may be suitable for oral administration with predictable systemic absorption.

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

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and its implementing regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate Federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions or other actions, such as the FDA’s delay in review of or refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold or study termination, issuance of Warning Letters or Untitled Letters, mandated modifications to promotional materials or issuance of corrective information, requests for product recalls, consent decrees, corporate integrity agreements, deferred prosecution agreements, product seizures or detentions, refusal to allow product import or export, total or partial suspension of or restriction of or imposition of other requirements relating to production or distribution, injunctions, fines, debarment from government contracts and refusal of future orders under existing contracts, exclusion from participation in federal and state healthcare programs, FDA debarment, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment.

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

Clinical Trials

Clinical trials involve the administration of the IND to human subjects under the supervision of qualified investigators in accordance with Current Good Clinical Practices (“cGCP”) requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, and review and approval by an Institutional Review Board (“IRB”). Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, a central or local IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial, including any changes, while it is being conducted. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the NIH for public dissemination on their clinicaltrials.gov website.

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to current Good Manufacturing Practices (“cGMP”) requirements. Investigational drugs and active pharmaceutical ingredients imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the U.S. is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FFDCA.

Progress reports and other summary information detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if certain unexpected Serious Adverse Events occur or other significant safety information is found. Phase I, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or the trial is not being conducted in accordance with the applicable regulatory requirements or the protocol. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”) or data monitoring committee (“DMC”). This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Implications for NRX-100/101

In the case of NRX-100/101, the FDA has agreed with us in writing that the investigational product meets the standards for a 505.b.2 (commonly called drug-repurposing) pathway, whereby the extensive safety literature regarding the individual components of NRX-101 may be cited in lieu of repeating various preclinical and Phase I clinical studies.

Because of examples in recent years where sponsors have received Complete Response Letters based on lack of agreement with the FDA regarding the research path required for NDA submission, we worked collaboratively with the FDA for one year in order to negotiate a FDA SPA that would govern the development of NRX-101 and would define the Phase 2I trial required for the target indication., should the clinical trial be successful. This FDA SPA was issued to us in April 2018 and defines the single clinical trial required for submission of NRX-101 for treatment of bipolar depression with acute suicidal ideation or behavior. In addition to the defined requirements in the FDA SPA, the FDA may require additional clinical safety data, especially if the use of the drug could be intermittent or chronic/intermittent as deemed by the FDA. As mentioned before, we recently received written guidance from the FDA that the Company is evaluating.

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

In addition, under the Pediatric Research Equity Act, an NDA, or supplement to an NDA, for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Implications for NRX-101

Subsequent to the issuance of the FDA SPA, in November 2018, the FDA also issued a Breakthrough Therapy designation to NRX-101. Breakthrough Therapy designation is awarded to drugs that have demonstrated preliminary evidence of efficacy for the treatment of a serious medical condition for which there is an unmet medical need.

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

Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.  The FCPA is currently under a temporary pause in enforcement.  This pause was initiated by an executive order from President Trump on February 10, 2025 for a 180-day period.  The order aims to reassess the guidelines and policies surrounding FCPA investigations and enforcement actions with a focus on promoting U.S. economic competitiveness and national security.

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
•

We need to raise additional capital to operate our business and finance our proposed acquisitions. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue as a going concern, complete our product development or fund our proposed acquisitions.

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
•

While we have entered into non-binding letters of intent to acquire certain psychiatry clinics and for sources of funding for such acquisitions, we have not entered into definitive agreements, and cannot assure you that such transactions will be consummated on the terms set forth in the letters of intent, if at all.

•

We will need to acquire additional financing to fund our potential obligations under certain non-binding letters of intent, and we cannot guaranty that the terms of such financings will be favorable and such financings may result in additional dilution, and if such financing cannot be acquired, it could have a material adverse effect on our business.

•

A significant portion of our growth strategy focuses on our subsidiary, Hope Therapeutics, Inc., and ability to purchase psychiatry clinics, and failure to consummate any such transactions may have a material adverse effect on our ability to increase assets, revenues, and net income, or on our business and the trading price of our common stock.

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

•

Our announced spin-off of HOPE into an independent, publicly traded company may not be completed on the previously announced timeline, or if at all, and if completed, may not achieve the intended benefits and expose us to new risks, any of which could have a material adverse impact on our business and results of operations.

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

We experienced net losses in each year since inception, including net losses of $25.1 million and $30.2 million for the years ended, December 31, 2024 and 2023, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts, clinical trial programs and future sales and marketing efforts.

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

If and when any of our product candidates are successfully commercialized, we anticipate that our operating results and financial condition will fluctuate from quarter-to-quarter and year-to-year due to a number of factors, many of which will not be within our control. Both our business and the pharmaceutical industry are changing and evolving rapidly, and our operating results in any given year may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our future operating results and financial condition may be due to a number of factors, including:

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

We are a company focused on product development and have not generated any product revenues to date. Until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. We had cash and cash equivalents of approximately $1.4 million as of December 31, 2024. However, we will need to continue to seek capital from time to time to continue the development and potential commercialization of our product candidates, including any expansion of our clinical programs to facilitate a larger safety database for the use of NRX-101 as a chronic, or chronic-intermittent, treatment as advised by FDA in our recent Type B meeting, and to acquire and develop other product candidates. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and potential commercialization of our product candidates during calendar year 2025. We may raise capital through future share offerings, the issuance of debt instruments and grant monies. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred depression treatment. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

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

NRX-101 is in Phase 2b/3 of clinical testing with Breakthrough Therapy designation, a Biomarker Letter and a Special Protocol Agreement issued by the FDA on April 20, 2018. A Special Protocol Agreement is a mechanism by which the FDA indicates that the proposed clinical trial, if successful, will be adequate to support an application for drug approval. FDA approval requires that a drug candidate complete a Phase 2I study program, which tests the safety and efficacy of the drug candidate on a large sample of patients. We are conducting a new registrational study of NRX-101 for severe bipolar depression in patients with ASIB after initial stabilization with NRX-100 (ketamine). We are using newly-manufactured material that was manufactured using the expected commercial process. In addition, we have initiated a Phase 2 clinical study for bipolar depression with sub-acute suicidal ideation and behavior. This population is significantly larger than the Bipolar Depression population with ASIB, and does not require initial stabilization with NRX-100. On January 3, 2023, the Company announced that its first clinical trial site had been contracted for a Phase II/III clinical trial of NRX-101 for the treatment of Severe Bipolar Depression in patients with Acute Suicidal Ideation and Behavior, a potentially lethal condition that currently takes the lives of thousands of Americans each year. Because NRX-101 is a Breakthrough Therapy, we anticipate being able to file a New Drug Application (“NDA”) based upon a single, successful Phase 2I trial. While we cannot predict with any certainty if or when we might submit an NDA for regulatory approval of NRX-101, we aim to submit an NDA to the FDA on a rolling basis for the regulatory approval and commercialization of NRX-101 in the U.S. in 2025.

Our product candidates are newly-formulated and we have not yet scaled manufacturing to levels that will be required for sustained sales.

NRX-101 has been formulated under Current Good Manufacturing Practices (“cGMP”) and long-term stability (i.e., five years) has been achieved for our solid dose formulation of NRX-101. Although the Company completed a Type C meeting in which FDA agreed to the Company's Chemical Manufacturing Control and stability program for drug manufacture, and production of NRX-101 has been transferred to a commercial scale cGMP manufacturing facility in South Carolina, we have yet to attempt large scale manufacturing.

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

We are in litigation with a former employee of the Company regarding their termination of their employment. While the Company will vigorously defend the claims asserted in this matter, the litigation is ongoing and we may be subject to other lawsuits, claims, or proceedings. See “Item 3. Legal Proceedings” for a full description of such proceedings.

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

We are subject to certain contractual obligations and limitations on our ability to consummate future financings under the August SPA (as defined below) and the Notes (as defined below) issued by us to the Investors (as defined below).

Pursuant to a securities purchase agreement we entered into on August 12, 2024 (the “August SPA”) with certain accredited investors (the “Investors”), we issued an aggregate gross total of $16.3 million of Senior Secured Convertible Promissory Notes (the “Notes”), and warrants to purchase shares of common stock equal to 50%. In connection with the issuance of the Notes, we are subject to certain restrictions on our ability to issue securities during the term of the Note. Specifically, we have agreed, among other things, to obtain the Investor’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock. If we are unable to obtain the Investor’s consent prior to issuing any debt or certain equity securities, such issuance may be a breach of the August SPA, and we may be obligated to indemnify the Investors for loss or damage arising as a result of any breach or alleged breach by us of the August SPA, which may affect our business operations and financial condition.

Furthermore, from August 12, 2024 until the 12-month anniversary of the date on which the Notes or Warrants are no longer outstanding, we also must offer the Investors the right to purchase up to 50% of future equity and debt securities offerings, subject to certain exceptions and limitations (the “Participation Right”). If we are unable to obtain the Investor’s consent prior to issuing any debt securities or certain equity securities, we may be obligated to pay to the Investors certain damages.

We have granted a first priority security interest in substantially all of our assets, which could materially and adversely affect our business, financial condition, and ability to operate.

In connection with the August SPA, we entered into a Security Agreement, Patent Security Agreement, and Subsidiary Guaranty, pursuant to which we granted the Investors a security interest in substantially all of our assets to secure the Company’s obligations under the August SPA and the Notes. As a result, if we fail to meet our obligations under the August SPA or the Notes, our secured creditors may exercise their rights to foreclose upon or seize our assets, which could materially and adversely affect our ability to continue as a going concern.

The existence of liens on our assets may also limit our ability to obtain additional financing, as potential lenders may be unwilling to provide additional credit that is subordinate to the secured interests of the Investors. Furthermore, restrictive covenants in the August SPA and the Notes may limit our operational flexibility, including our ability to incur additional debt, make investments, pay dividends, or dispose of assets, which could negatively impact our ability to execute our business strategy.

Additionally, the conversion of the principal and interest due under the Notes into shares of our common stock could lead to significant dilution for our existing stockholders. The Notes are convertible into shares of the Company’s common stock, and the issuance of such shares could result in downward pressure on our stock price and reduce the ownership percentage of existing investors. The potential for such conversions, or market anticipation of conversions, could increase the volatility of our stock price.

If we are unable to generate sufficient cash flow from operations or otherwise obtain funds necessary to meet our debt obligations, we may be forced to seek alternative financing, which may not be available on favorable terms, or at all. In the event of default, the Investors could accelerate our repayment obligations and exercise remedies against our pledged assets, which could force us into bankruptcy or liquidation and result in a loss of value for our shareholders.

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

Risks Related to Hope Therapeutics

Our plans to partially spin-off Hope as an independent, publicly traded company may not be completed on the currently contemplated timeline or at all and, if completed, may not achieve the intended benefits and expose us to new risks.

We have previously announced our plan partially spin-off Hope as a separately traded company. A spin off would be through a partial pro rata distribution of shares to our common stockholders resulting in two distinct, publicly traded companies. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each of the resulting companies will be smaller and less diversified than the existing company, with a narrower business focus, and they may be more vulnerable to changing market conditions.

We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the spin-off, or such benefits may be delayed or not occur at all. We may experience negative reactions from financial markets if we do not complete the separation in a reasonable time period, or at all. Following the proposed spin-off, the combined value of the shares of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. In addition, the cost and resources required to effectuate the separation may be significantly higher than what we currently anticipate, and we will likely incur one-time costs in connection with the proposed spin-off that may negate some of the benefits we expect to achieve. Moreover, we may determine to change our strategy, including to pursue, modify or abandon such spin-off at any time, and, in any event, there can be no assurance we will be successful in executing on our current strategy or any changed strategy.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

While we have entered into non-binding letters of intent with Kadima Neuropsychiatry Institute and Dura Medical, we have not entered definitive agreements, and we cannot assure you that the transactions will be consummated or, if consummated, that they will be consummated on the terms set forth in such letters of intent or that they will be accretive to stockholder value.

As previously reported by the Company, we entered into non-binding letters of intent with each of Kadima Neuropsychiatry Institute and Dura Medical pursuant to which we agreed to explore an acquisition of each of the clinics. We are also negotiating a letter of intent with a strategic investor (the “LOI’s”), to partially fund our planned acquisitions of Kadima Neuropsychiatry Institute and Dura Medical, the first step in creating our planned international network of interventional psychiatry clinics.

We currently do not have binding commitments to fully finance the proposed acquisitions, and the LOI’s do not include many of the material terms to any potential transaction with each individual party, and there is no guarantee that we will agree to terms or definitive agreements with such parties in order to affect the proposed transactions. Further, even if we are able to agree to terms with each of the counterparties for a transaction, no assurances can be given that the terms will be favorable to our stockholders, that the transaction will be completed in the time frame or in the manner currently anticipated, that we will recognize the anticipated benefits of the transactions, or that we will be able to obtain adequate financing to fund the acquisitions.

We may engage in future acquisitions or strategic transactions, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

We will need to acquire additional financing to fund our potential obligations under the LOI’s, or to fund other potential acquisitions or strategic transactions (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenses and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies;
●	higher than expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

Although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy for HOPE focuses on acquiring majority equity ownership interests in interventional psychiatry clinics. However, we may not be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all. No guarantee or assurance whatsoever can be given that discussions/negotiations with any potential acquisition candidates will result in any letter of intent or definitive agreements. If we do enter any letter of intent or definitive agreements, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Target companies may not decide to proceed forward with mergers that are the subject of letters of intent. Failure to acquire such equity ownership interests on acceptable terms, if at all, may have a material adverse effect on our ability to increase assets, revenues and net income. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We initiated a Phase 2b/3 clinical research program of NRX-101 during the second half of 2017 under an FDA Investigational New Drug (“IND”) application that was granted Fast Track designation by the FDA in August 2017 and was granted the Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement. We successfully completed a Phase 2 clinical trial of NRX-101 in patients with severe bipolar depression and acute suicidal ideation following stabilization with a single dose of ketamine and saw a statistically significant reduction in depression (P=0.04) and suicidal ideation (P=0.02) compared to lurasidone alone over 42 days of treatment. If this statistically-significant advantage is replicated in the current Phase 2I clinical trial, under the terms agreed to with the FDA in our Special Protocol Agreement, we aim to submit a NDA to the FDA on a rolling basis for the regulatory approval and commercialization of NRX-101 in the U.S. in 2025.

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

Currently, clinical trial supplies for NRX-101 are being manufactured in the U.S., and no supplies are sourced from outside the U.S. Switching or adding manufacturing capability outside the U.S. can involve substantial cost and require extensive management time and focus, additional regulatory filings and compliance with import/ export regulations. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired timelines, thereby increasing our costs and reducing our ability to generate revenue.

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

In addition, the shares of common stock reserved for future issuance under the NRx 2021 Omnibus Incentive Plan (the “Incentive Plan”) are eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 of the Exchange Act, as applicable. The original number of shares reserved for future issuance under the Incentive Plan was 380,182. In addition, the Incentive Plan includes an evergreen feature that will allow our Board, in its sole discretion, to reserve additional shares of common stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board.

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

Jonathan Javitt and Daniel Javitt beneficially own approximately 9.0% and 5.8% of the outstanding shares of common stock, respectively. For so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of common stock, Jonathan Javitt and Daniel Javitt will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Jonathan Javitt and Daniel Javitt will have significant influence with respect to our management, business plans and policies. In particular, for so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of common stock, Jonathan Javitt and Daniel Javitt will be able to influence the composition of our Board and could preclude any unsolicited acquisition of NRx. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of NRx and ultimately might affect the market price of common stock. So long as Jonathan Javitt and Daniel Javitt continue to own a significant amount of our combined voting power, even if such amount is less than 50%, Jonathan Javitt and Daniel Javitt will continue to be able to strongly influence or effectively control our decisions.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements.  On August 6, 2024, we received a written notification from the Staff indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) because we had not maintained a minimum market value of listed securities (“MLVS”) of $35,000,000 for the previous 33 consecutive business days. We were provided an initial compliance period of 180 calendar days, or until February 3, 2025, to regain compliance with the minimum MVLS requirement. If the Company did not regain compliance by the Compliance Date, Nasdaq was to provide written notice to the Company that its securities are subject to delisting. On January 17, 2025, the Company received a written notice from Nasdaq that the Company had regained compliance with the minimum market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2).

There is no guaranty that we will continue to meet the continued listing requirements to be traded on Nasdaq. If our Common Stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. Delisting of our common stock could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying processes and controls of NRx’s cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). NRx has an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists develop a risk mitigation plan to address such risks and, where necessary, remediate potential vulnerabilities identified through the annual assessment process.

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

On July 17, 2023, the Company and GEM entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which the parties agreed to dismiss the arbitration proceeding with prejudice. Pursuant to the Settlement Agreement on August 31, 2023, the Company issued 67,568 shares of common stock to GEM in full satisfaction of the Settlement Agreement for the approximately $0.3 million which was previously accrued and expensed as “Settlement expense.” The shares are registered under a prospectus supplement to the Company’s registration statement on Form S-3 and are subject to a restriction that they cannot be sold or traded for a period of six months from the effective date of the Settlement Agreement.

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

On August 12, 2024, the Company and Streeterville entered into a Settlement and Release of Claims (the “Settlement Agreement”), whereby the Company and Streeterville agreed to settle all disputes between the parties and release the Company from all obligations arising from the Notes at certain Securities Purchase Agreement, dated November 4, 2022 (“Streeterville Notes”), between the Company and Streeterville, and that certain Convertible Promissory Note, dated November 4, 2022, issued to Streeterville by the Company, in exchange for a payment of $2.5 million upon the initial closing of the sale of the Anson Notes, and within 60 days thereafter, a second payment of $3.05 million. The Company made the $2.5 million payment upon the Anson Notes closing on August 15, 2024. The Company made the $3.05 million payment in October 2024 in satisfaction of the Streeterville Note.

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

Approximate Number of Holders of Common Stock

As of December 31, 2024, there were approximately 59 record holders of the Company’s common stock. The actual number of stockholders is greater than the number of record holders because stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees are not counted as separate record holders.

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

Recent Sales by the Company of Unregistered Securities

We entered into a Confidential Settlement Agreement and Release, dated July 17, 2023 (the “Settlement Agreement”), with NeuroRx, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS, pursuant to which we agreed to issue an aggregate of 67,568 shares (the “Settlement Shares”) of common stock to GEM Global Yield LLC SCS. On August 31, 2023, we issued the Settlement Shares to GEM in a private placement under the terms of the Settlement Agreement and, accordingly, we did not receive any proceeds in connection with the issuance of the Settlement Shares. The Settlement Shares were issued pursuant to an exemption to registration requirement of the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

On August 28, 2023, the Company entered into a securities purchase agreement (the “Preferred Stock Securities Purchase Agreement”) with certain purchasers (the “August Investors”), pursuant to which the Company issued 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and one (1) investor warrant (each an “August Investor Warrant”) for every share of Series A Preferred Stock issued. The shares of Series A Preferred Stock and the August Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. Each August Investor Warrant entitles the holder to purchase one (1) share of common stock at a purchase price of $4.00 per share. The aggregate purchase price for each share of Series A Preferred Stock and associated August Investor Warrant was $4.00. The August Investor Warrants are exercisable starting on the six-month anniversary of the date of issuance and will have a term of five years from the date of issuance. The August Investor Warrants may also be exercised during the initial six-month period after issuance, at the option of the August Investors, if the closing share price of the common stock equals or exceeds $1.20 per share on any trading day. The aggregate net cash proceeds to the Company from the August Offering were approximately $1.0 million.

On February 7, 2024, we entered into the First Amendment (the “Amendment”) to the License Agreement (as defined below) with Alvogen, effective as of the same date. Pursuant to the terms of the Amendment, we issued to Alvogen 419,598 warrants to purchase the Company’s common stock, at a strike price of $4.00 per share with three (3) year term (“Alvogen Warrants”). The Alvogen Warrants were issues pursuant to an exemption to registration requirement of the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

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

On August 12, 2024, the Company executed a Securities Purchase Agreement (the “August SPA”) and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of securities. The consideration payable by the purchasers under the August SPA will be comprised of three equal closings of $5.435 million, each subject to certain closing conditions. The securities to be issued and sold by the Company include up to $16.3 million of senior secured convertible notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”). On each of August, 14, 2024, October 10, 2024, and January 28, 2025, the consummated the first tranche, second tranche, and third tranche, respectively, under the August SPA, with gross proceeds to the Company of $16.3 million. The Notes and Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act.

The Notes bear interest at the rate of 6% per annum and mature in 15 months following their date of issuance. The Notes may be settled in cash or in shares of the Company’s common stock, at the sole discretion of the holder, at the applicable conversion price. The Notes may not be prepaid by the Company however, the holders of the Notes may elect to convert the Notes, in whole or in part, into shares of the Company’s common stock at any time after the original issuance date. The conversion price: (A) for the Notes issued in the first tranche will equal the lower of (i) $2.4168, or (ii) a price equal to 92% of the lowest volume-weighted average price during the seven-trading day period immediately preceding the applicable conversion date (the “Alternative Conversion Price”); (B) for the Notes issued in the second tranche will equal the lower of (i) $1.766, or (ii) the Alternative Conversion Price; and (C) for the Notes issued in the third tranche will equal the lower of (i) $3.78, or (ii) the Alternative Conversion Price. The Notes include certain redemption, protection features and default interest and penalties. The Warrants have a term of 5 years, an exercise price of $2.4168 per share for the Warrants issued in the first tranche, $1.766 per share for the Warrants issued in the second tranche, and $3.78 per share for the Warrants issued in the third tranche, each subject to adjustment as more specifically set forth in the Warrants, and are exercisable immediately upon issuance.

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

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRX” or the “Company”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiaries, NeuroRx, Inc. (“NeuroRx”), and HOPE Therapeutics, Inc. (“HOPE”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NeuroRx is organized as a traditional research and development ("R&D") company, whereas HOPE is organized as a specialty pharmaceutical company intended to distribute ketamine and other therapeutic options to clinics that serve patients with suicidal depression and PTSD. The Company has two lead drug candidates that are expected to be submitted by year end for Food and Drug Administration ("FDA") approval with anticipated FDA decision dates under the Prescription Drug User Fee Act (“PDUFA”) by the end of June 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion.

The 2024 fiscal year marked a period of both expansion and change for NRx. During the year the Company implemented a restructuring of its leadership to address challenges related to capital formation, clinical trial enrollment, and corporate development. These efforts led to measurable achievements in 2024 and positioned the Company for growth and the achievement of our development objectives in 2025. During 2024 and through the date of this Annual Report, the Company has achieved the following:

Financing

We consummated a series of financing agreements with an institutional investor for up to $16.3 million in debt capital, for which we closed on $10.87 million in 2024 and subsequently closed $8.5 million in a combination of convertible debt and an above-market common stock and warrant offering in January 2025. We were presented with and are currently negotiating a term sheet with a publicly-traded strategic investor to provide additional capital to support the expansion of HOPE clinics. In addition, management is negotiating with several commercial lenders to provide additional financing to support the acquisition of additional clinics on standard commercial loan terms. Although no assurances can be given, and assuming we’re able to consummate the proposed financings, management believes that we will have sufficient financing to consummate our previously announced acquisitions, execute our business plan and achieve our projected revenue objectives.

Drug Development

●

We initiated the filing of a New Drug Application (“NDA”) in the fourth quarter of 2024 for Accelerated Approval under Breakthrough and Priority Review of NRX-101 in treatment of bipolar depression in people at risk of akathisia, based on the Phase 2b/3 and STABIL-B data. Three manufacturing lots are now completed with more than 12 months of room temperature shelf-stability. The anticipated PDUFA date for this application is prior to June 30, 2025.  Work is ongoing to prepare the module 3 manufacturing section documenting our transition from manufacturing at WuXi Apptec in Shanghai to manufacturing of NRX-101 in the United States.

●

We accepted a non-binding offer from a commercial pharmaceutical company to license and distribute NRX-100 (preservative-free ketamine) that provides for $325 million in potential milestones plus a sliding scale royalty that ranges from 11% - 16% of sales.

●

We retained counsel to file a citizen’s petition with the FDA to remove benzethonium chloride, a known neurotoxic substance from presentations of ketamine intended for intravenous use. Management believes that the preservative-free feature of NRX-100 will be deemed of benefit to patients because of the known toxicity of benzethonium chloride in current generic products.

●

We filed module 3 (manufacturing) of its NDA for NRX-100 (preservative-free sterile ketamine) in a tamper-resistant, diversion resistant packaging presentation. NRX-100 was previously granted Fast Track Designation by FDA in combination with use of NRX-101. Ketamine efficacy data is in hand from four clinical trials. Three manufacturing lots are now completed with filed stability data suitable for shelf life exceeding two years at room temperature. The anticipated PDUFA date for this settlement is prior to December 30, 2025.  We also anticipate filing an Abbreviated New Drug Application (“ANDA”) for the use of preservative-free ketamine in all currently-indicated clinical applications.

●

As a next-generation product, we developed a novel, patentable pH neutral formulation for ketamine (designed as HTX-100) that will be suitable for both intravenous and subcutaneous administration. Initial laboratory lots demonstrate shelf stability and ongoing stability is being assessed. Ketamine in its current commercial presentations cannot be administered subcutaneously because of its high acidic (pH 3.5-4.0) properties, an acidity range that is known to cause pain and skin ulcers. We anticipate that this product will begin clinical testing in by 2026.

●

NRX-101 in the treatment of Complicated Urinary Tract Infection (“cUTI”) was granted Qualified Infectious Disease Product (“QIDP”), Fast Track, and Priority Review designations. We have now demonstrated that NRX-101 does not damage the microbiome of the gut, in contrast to all other advanced antibiotics and is less likely to cause C. Difficile infection (a potentially lethal side effect of antibiotic treatment). NRx is reviewing partnership options.

●

We executed a Memorandum of Understanding with Foundation FundaMental for rights to develop a potential disease modifying drug for schizophrenia, autism, and acute mania. If successful, this would represent the first drug to reverse the underlying disease mechanism of these conditions, rather than simply treating symptoms.

HOPE Therapeutics

●

We partnered with representatives of ketamine clinic operators to construct a care platform that will include ketamine, operational support, and digital therapeutic extensions. In advance of FDA approval, HOPE anticipates that it will supply ketamine under 503b pharmacy licensure to meet the national ketamine shortage declared by FDA;

●	We signed non-binding letters of intent to acquire three precision psychiatry centers, the closing of which is subject to execution of definitive agreements. We are also currently negotiating the terms and conditions for the acquisition of six other psychiatry centers, which are subject to due diligence review and execution of definitive agreements. Upon closing, the acquisitions will form the foundation for the development of HOPE to achieve our objective of creating a national network offering interventional psychiatry to treat suicidal depression and PTSD;

●

We engaged BTIG, a leading investment bank, to support us in identifying and acquiring additional clinic candidates to join the HOPE network, sufficient to achieve management’s forecasted revenue targets by year-end 2025.

●

Our potential acquisition targets have contracts with the Veterans Administration for the treatment of depression and, assuming closing of our previously announced acquisitions, we expect to expand to the treatment of PTSD by year-end 2025.

Other Developments

In November 2022, the Company issued a Convertible Promissory Note to Streeterville, LLC (“Streeterville Notes”) as previously disclosed. In March 2024, Streeterville deemed a proposed dividend of HOPE shares to constitute a basis of default under the Streeterville Notes. Subsequent arbitration found that the proposed HOPE dividend was not a basis for default. In August 2024 the Company signed a settlement agreement with Streeterville to redeem the Streeterville Notes at a discount to the amounts claimed and completed payments of $5.55 million in satisfaction of all claims under the Streeterville Notes in October 2024.

On March 28, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, which Reverse Stock Split was effective as of April 1, 2024. All references in this Annual Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Split on a retroactive basis.

Company Overview

The Company has two lead compounds today, NRX-100, a proprietary presentation of ketamine and NRX-101, a patented fixed-dose combination of D-cycloserine and lurasidone. Both products have Fast Track designation from the FDA for the treatment of suicidal bipolar depression. NRX-101 additionally has Breakthrough Therapy Designation and a Biomarker Letter of Support from the FDA for this purpose. To the Company’s knowledge, NRX-101 is the only oral antidepressant demonstrated to reduce suicidal ideation in a phase 2 trial.

For mechanistic reasons unrelated to its central nervous system N-methyl-D-aspartate (“CNS NMDA”) antagonist properties, NRX-101 interferes with cell wall formation in certain bacteria, rendering it a potent antibiotic and is demonstrated to kill certain treatment-resistant urinary tract bacteria. Accordingly, NRX-101 has been awarded Qualified Infectious Disease Product Designation and Fast Track Designation by the FDA to treat Complicated Urinary Tract Infection and Pyelonephritis. Our strategy is to apply innovative science to known molecules in the pursuit of therapies for high unmet needs, including lethal conditions (NeuroRx) and to distribute ketamine and ancillary therapies to qualified clinics and practitioners who treat patients with suicidal depression (HOPE). The Company has announced plans to spin off HOPE to a freestanding company, to be owned by the Company, current investors in the Company, and future investors.

NeuroRx was founded in 2015 by Professors Jonathan Javitt, MD, MPH and Daniel Javitt, PhD, MD, as a privately-funded R&D company targeting psychiatry drug development and attracted sufficient capital to enter phase 2b/3 research in 2016. The Company was forced to suspend CNS drug development in January 2020, due to the COVID pandemic. However, activities related to development of COVID drugs (as disclosed in prior filings) enabled the Company to continue operations and attract capital to return to CNS development.

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

In December 2023, the Company’s reorganized Board of Directors re-elected Dr. Javitt as its Chairman. At the same time, the Company announced its plan to form HOPE Therapeutics as a specialty pharmaceutical company to develop a clinical market for ketamine and other treatments for suicidal depression. In November 2024, the Board asked Dr. Javitt to return as interim CEO and appointed him CEO in December 2024.

2024 Financings

August 2024 SPA

On August 12, 2024, the Company executed a Securities Purchase Agreement (the “August SPA”) and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of securities. The consideration payable by the purchasers under the August SPA will be comprised of three equal closings of $5.435 million, each subject to certain closing conditions. The securities to be issued and sold by the Company include up to $16.3 million of senior secured convertible notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”). The proceeds arising from the sale of the Notes and the Warrants were used to settle the Company’s outstanding amounts owed to Streeterville (as defined below) and other working capital needs. The Company has, as of the date of this Annual Report, consummated the first tranche, second tranche, and third tranche under the August SPA, with gross proceeds to the Company of $16.3 million.

The Notes bear interest at the rate of 6% per annum and mature in 15 months following their date of issuance. The Notes may be settled in cash or in shares of the Company’s common stock, at the sole discretion of the holder, at the applicable conversion price. The Notes may not be prepaid by the Company however, the holders of the Notes may elect to convert the Notes, in whole or in part, into shares of the Company’s common stock at any time after the original issuance date. The conversion price: (A) for the Notes issued in the first tranche will equal the lower of (i) $2.4168, or (ii) a price equal to 92% of the lowest volume-weighted average price during the seven-trading day period immediately preceding the applicable conversion date (the “Alternative Conversion Price”); (B) for the Notes issued in the second tranche will equal the lower of (i) $1.766, or (ii) the Alternative Conversion Price; and (C) for the Notes issued in the third tranche will equal the lower of (i) $3.78, or (ii) the Alternative Conversion Price. The Notes include certain redemption, protection features and default interest and penalties. The Notes are secured by all assets of the Company, including its intellectual property.

The Warrants have a term of 5 years, an exercise price of $2.4168 per share for the Warrants issued in the first tranche, $1.766 per share for the Warrants issued in the second tranche, and $3.78 per share for the Warrants issued in the third tranche.

On January 27, 2025, the Company and the Investors entered into a Consent and Waiver Agreement (the “CWA”), relating to certain rights and prohibitions arising under the August SPA and the Notes. In the CWA, each of the Investors provided its consent under certain restrictive provisions, and waived certain rights, including, among other things, a right to participate in certain Qualified Financings (as defined in the CWA) made by us under the August SPA and the Notes, the prohibition on issuance of certain equity securities, and waiver of any potential liquidated damages arising under that certain Registration Rights Agreement by and between the Company and the Investors dated August 14, 2024, until March 31, 2025. As consideration for entering into the CWA, in the event that the VWAP of the common stock is less than the per share purchase price of the common stock sold to the Investors in the Registered Direct Offering on the Trading Day (as defined in the RD Purchase Agreement) immediately prior to the date that the Investors submit their first conversion notice to convert any portion of the Notes issued or to be issued in the Second Closing (as defined in the August SPA) or the Third Closing (as defined in the August SPA), respectively, into shares of common stock, the Company agreed to issue to the Investors: (i) that number of shares of common stock equal to (a) the quotient of (I) aggregate purchase price to be paid for all securities in the Registered Direct Offering, divided by (II) the price per share of common stock after giving effect to the VWAP-Based Adjustment (as defined below), minus (b) the number of shares of common stock issued, or to be issued, to the Investors at or upon the consummation of the Registered Direct Offering (the “Consideration Shares”), and (ii) common stock purchase warrants to purchase shares of common stock equal to 100% of the aggregate number of Consideration Shares to be issued, with an exercise price equal to the dollar value of the VWAP-Based Adjustment (the “Consideration Warrants”). For purposes of the CWA, the “VWAP Based-Adjustment” means that amount, in dollars, equal to the greater of either (a) the VWAP of the common stock on the Trading Day immediately prior to the date that the Investors submit their first conversion notice to convert any portion of the Notes issued and to be issued in the Second Closing or Third Closing into shares of the Company’s common stock, or (b) 80% of the closing price of the common stock on the Trading Day immediately prior to the closing of the Registered Direct Offering, subject to adjustment as more specifically set forth in the Warrants, and are exercisable immediately upon issuance.

April 2024 Offering

On April 18, 2024, the Company entered into an underwriting agreement (the “April Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein (the “April Underwriters”), relating to an underwritten public offering (the “April 2024 Public Offering”) of 607,000 shares (the “April Shares”) of common stock. The public offering price for each share of common stock was $3.30. On April 19, 2024, the offering closed. Aggregated proceeds from the offering were approximately $2.4 million (including proceeds from the exercise of the over-allotment option granted to the Representative, as more fully described below), before deducting underwriting discounts and commission and estimated expenses payable by the Company.

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

Pursuant to the April Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 91,050 shares (the “April Option Shares”) of the common stock on the same terms as the April Shares sold in the April 2024 Public Offering (the “April Over-Allotment Option”). In connection with the April Overallotment Exercise, we issued an additional April Underwriter's Warrant to purchase up to 4,553 shares of common stock. The April Overallotment Exercise was exercised in full and closed.

At-The-Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of common stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million (the “ATM Offering”). On August 14, 2024, the Company reduced the amount to under the Offering Agreement to $0 and suspended the ATM Offering. Though December 31, 2024, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $1.6 million.

February 2024 Offerings

On February 27, 2024, we entered into an underwriting agreement (the “February Underwriting Agreement”) with the Representative (as defined above), as the representative of the several underwriters named therein (the “February Underwriters”), relating to an underwritten public offering (the “February 2024 Public Offering”) of 500,000 shares (the “February Shares”) of the Company’s common stock. The public offering price for each share of common stock was $3.00, and the February Underwriters purchased the shares of common stock pursuant to the February Underwriting Agreement at a price for each share of common stock of $2.76. On February 28, 2024, the February 2024 Public offering closed. Aggregate gross proceeds from the February 2024 Public Offering were approximately $1.7 million (including proceeds from the exercise of the over-allotment option granted to the Representative, as more fully described below), before deducting underwriting discounts and commissions and estimated expenses payable by the Company.

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

Pursuant to the February Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 75,000 shares (the “February Option Shares”) of the common stock on the same terms as the February Shares sold in the February 2024 Public Offering (the “February Over-Allotment Option”). On March 5, 2024, the February Underwriters exercised the February Over-Allotment Option to purchase the February Option Shares. In connection with the February Overallotment Exercise, we issued an additional February Underwriter’s Warrant to purchase up to 3,750 shares of common stock. The February Overallotment Exercise closed on March 6, 2024.

On February 29, 2024, we entered into a securities purchase agreement with an investor providing for the issuance and sale of 270,000 shares of common stock and warrants to purchase up to 270,000 shares of common stock (the “February Warrants”) at a price of $3.80 per share of common stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The common stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act. The February Warrants will have an exercise price of $3.80 per share, are initially exercisable beginning six months following the date of issuance, and will expire 5 years from the date of issuance. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

2025 Financings

As set forth below, subsequent to December 31, 2024, the Company secured $8.5 million in new financing and anticipates supplementing existing capital with commercial credit and strategic investments sufficient to satisfy our working capital requirements through the end of the fiscal year ending December 31, 2025.

January 2025 Securities Purchase Agreement

On or about January 27, 2025, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with certain accredited investors (the “Investors”) for the sale by the Company of 1,215,278 shares (the “RD Shares”) of common stock to the Investors, at a purchase price of $2.88 per share, in a registered direct offering (the “Registered Direct Offering”). Concurrently with the sale of the RD Shares, pursuant to the RD Purchase Agreement the Company also sold to the Investors unregistered common stock purchase warrants (the “RD Warrants”) to purchase up to an aggregate of 1,215,278 shares of common stock (the “RD Warrant Shares”), in a private placement. Subject to certain beneficial ownership limitations, the RD Warrants are immediately exercisable upon issuance at an exercise price equal to $2.88 per share of common stock, subject to adjustments as provided under the terms of the RD Warrants. The RD Warrants are exercisable for five years from the RD Closing Date (as defined below). The closing of the sales of these securities under the RD Purchase Agreement occurred on or about January 29, 2025 (the “RD Closing Date”).

The gross proceeds to the Company from the offerings were approximately $3,500,000, before deducting offering expenses, and excluding the proceeds, if any, from the exercise of the RD Warrants. The Company intends to use the net proceeds from the transactions for general corporate purposes, including the funding of certain capital expenditures.

The RD Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on June 9, 2022, and subsequently declared effective on June 21, 2022 (File No. 333-265492) (the “Registration Statement”), and the base prospectus dated as of June 21, 2022, contained therein.

The RD Warrants and the RD Warrant Shares were sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Proposed Strategic Investment and Commercial Funding

The Company is currently in negotiations with a publicly-traded entity engaged in the manufacture of FDA-cleared devices for Transcranial Magnetic Stimulation to provide acquisition capital to support the expansion of HOPE, and is currently in negotiations with several commercial banks to provide additional acquisition financing for HOPE. Although no assurances can be given, assuming consummation of the financings on terms currently contemplated by management, we will achieve our objective of financing less than 50% of the proposed acquisition costs, thereby enabling the Company to optimize its cost of acquisition capital as it expands the HOPE clinic network.

Terminated January 2025 Financing

The Company was a party to definitive stock purchase agreements with an Arizona-based investment firm, Smith and Sauer, through their affiliate, JGS Holdings, LLC (“JGS Holdings”) whereby JGS Holdings committed to invest $2.0 million in NRx’s common stock, with an additional commitment of $25.0 million to be invested directly in HOPE. JGS Holdings defaulted under the terms of the agreements, despite several extensions of the closing date. The Company formally terminated the stock purchase agreement on March 13, 2025.  Although no assurances can be given, management is currently negotiating with an alternative strategic investor to replace the investment contemplated with JGS Holdings, and, together with alternative sources of equity and debt capital, management believes it will able to fund its previously announced acquisitions on terms more favorable to our shareholders.

Financial Results

Since inception, NRx has incurred significant operating losses. For the years ended December 31, 2024 and 2023, NRx Pharmaceuticals’ net loss was $25.1 million and $30.2 million, respectively. As of December 31, 2024, NRx Pharmaceuticals had an accumulated deficit of $278.3 million, a stockholders’ deficit of $23.5 million and a working capital deficit of $18.8 million.

Going Concern

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations. The Company plans to pursue additional equity or debt financing or refinancing opportunities in 2025 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for the general corporate purposes of the Company. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. We will continue to carefully monitor the impact of our continuing operations on our working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one of the Company’s product candidates.

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

On August 6, 2024, we received a written notification from the Staff indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) because we had not maintained a minimum MVLS of $35,000,000 for the previous 33 consecutive business days. We were provided an initial compliance period of 180 calendar days, or until February 3, 2025, to regain compliance with the minimum MVLS requirement. On January 17, 2025, the Company received a written notice from Nasdaq that the Company had regained compliance with the minimum market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2).

Components of Results of Operations

Operating Expense

Research and development expense

The Company’s research and development expense consists primarily of costs associated with its clinical trials, salaries, payroll taxes, employee benefits, and equity-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

General and administrative expense

General and administrative expense consists primarily of salaries, stock-based compensation, consultant fees, and professional fees for legal and accounting services.

Settlement (income) expense

Settlement expense during the year ended December 31, 2023 consists of settlement expenses related to the NeuroRx and GEM settlement and release agreement (the “Settlement Agreement”). See Note 8 “Commitment and Contingencies” of the notes to the Company’s consolidated financial statements included elsewhere in this report for further information.

Settlement income during the year ended December 31, 2024 consists of settlement income related to the Company’s costs related to clinical trials with a specific vendor. A closing cost adjustment was applied to these clinical trial and research expenses, resulting in the issuance of a credit memo for approximately $1.2 million, significantly lower than the original billing.

Results of operations for the years ended December 31, 2024 and 2023

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Year Ended December 31,		Change
	2024	2023	Dollars
Operating expense:
Research and development	$6,199	$13,371	$(7,172)
General and administrative	13,505	14,216	(711)
Settlement (income) expense	(1,202)	250	(1,452)
Total operating expenses	18,502	27,837	(9,335)
Loss from operations	$(18,502)	$(27,837)	$9,335

Other (income) expense:
Interest income	$(44)	$(494)	$450
Interest expense	230	120	110
Convertible note default penalty	849	—	849
Change in fair value of convertible note payable and accrued interest	2,654	2,707	(53)
Change in fair value of warrant liabilities	1,657	(20)	1,677
Loss on convertible note redemptions	1,278	—	1,277
Total other (income) expense	6,624	2,313	4,311
Net loss	$(25,126)	$(30,150)	$5,024

Operating Expense

Research and development expense

For the year ended December 31, 2024, the Company recorded $6.2 million of research and development expense compared to approximately $13.4 million for the year ended December 31, 2023. The decrease of $7.2 million is related primarily to a decrease of $7.6 million in clinical trials and development expense due to the conclusion of the phase 2 study related to NRX-101 and the Company's cash conservation efforts,  $0.3 million in shipping, freight, and delivery,  $0.1 million in other regulatory and process development costs, and $0.4 million in payroll and payroll related expenses,  partially offset by an increase in $1.3 million related to Alvogen warrants and $0.3 million related to stock based compensation. The research and development expenses for the years ended December 31, 2024 and 2023, respectively, include $0.1 million and ($0.2) million, respectively, of non-cash stock-based compensation.

General and administrative expense

For the year ended December 31, 2024, NRx Pharmaceuticals recorded $13.5 million of general and administrative expenses compared to approximately $14.2 million for the year ended December 31, 2023. The decrease of $0.7 million is related primarily to a decrease of $2.2 million in insurance expense, $1.3 million in employee expense, $0.2 million in stock-based compensation expense, and $0.2 million in patent expense, partially offset by an increase of $1.6 million in consultant fees, and $1.3 million in legal expense. The general and administrative expenses for the years ended December 31, 2024 and 2023, respectively, include $0.4 million and $0.6 million, respectively, of non-cash stock-based compensation.

Other (income) expense

Interest income

For the year ended December 31, 2024, the Company recorded less than $0.1 million of interest income compared to approximately $0.5 million of interest income for the year ended December 31, 2023. The decrease of $0.5 million is due to a large decrease in the balance in the Company’s money market account at December 31, 2024 as compared to the prior year.

Interest expense

For the year ended December 31, 2024, the Company recorded $0.2 million of interest expense, compared to $0.1 million of interest expense for the year ended December 31, 2023. The increase of $0.1 million is due to premiums for cash payments on the convertible note.

Convertible note default penalty

For the year ended December 31, 2024, the Company recorded $0.8 million of a default penalty, compared to $0 for the year ended December 31, 2023. The increase is due to alleged default in connection with the Streeterville convertible note.

Change in fair value of convertible note payable

For the year ended December 31, 2024, the Company recorded a loss of approximately $2.7 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the year ended December 31, 2023, the Company recorded a loss of approximately $2.7 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the year ended December 31, 2024, the Company recorded a loss of $1.7 million related to the change in fair value of the warrant liabilities compared to a gain of less than $0.1 million for the year ended December 31, 2023. The increase in loss during the year ended December 31, 2024 was attributed to the warrants issued in conjunction with the First and the Second Trenches of the Anson Notes.

Loss on convertible note redemptions

For year ended December 31, 2024, the Company recorded a loss of $1.3 million related to convertible note redemptions calculated as the difference between the redemption price as calculated as per the terms of the Anson and Streeterville Notes (See Note 7) relative to the fair value of the common stock on the date of redemption.

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

January 2025 Securities Purchase Agreement

On or about January 27, 2025, the Company entered into the RD Purchase Agreement with the Investors for the sale by the Company of the RD Shares to the Investors in an aggregate of 1,215,278 shares of common stock, at a purchase price of $2.88 per share, in the Registered Direct Offering. Concurrently with the sale of the RD Shares, pursuant to the RD Purchase Agreement the Company also sold to the Investors the unregistered RD Warrants to purchase the RD Warrant Shares, in a private placement. Subject to certain beneficial ownership limitations, the RD Warrants are immediately exercisable upon issuance at an exercise price equal to $2.88 per share of common stock, subject to adjustments as provided under the terms of the RD Warrants. The RD Warrants are exercisable for five years from the RD Closing Date. The closing of the sales of these securities under the RD Purchase Agreement occurred on or about the RD Closing Date.

The gross proceeds to the Company from the offerings were approximately $3,500,000, before deducting offering expenses, and excluding the proceeds, if any, from the exercise of the RD Warrants. The Company intends to use the net proceeds from the transactions for general corporate purposes, including the funding of certain capital expenditures.

The RD Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on June 9, 2022, and subsequently declared effective on June 21, 2022 (File No. 333-265492) (the “Registration Statement”), and the base prospectus dated as of June 21, 2022, contained therein.

The RD Warrants and the RD Warrant Shares were sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

August 2024 SPA

On August 12, 2024, the Company executed the August SPA and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of Notes and Warrants. The consideration payable by the purchasers under the August SPA will be comprised of three equal closings of $5.435 million, each subject to certain closing conditions. The proceeds arising from the sale of the Notes and the Warrants were used to settle the Company’s outstanding amounts owed to Streeterville (as defined below) and other working capital needs. The Company has, as of the date of this Annual Report, consummated the first tranche, second tranche, and third tranche under the August SPA, with gross proceeds to the Company of $16.3 million.

The Notes bear interest at the rate of 6% per annum and mature in 15 months following their date of issuance. The Notes may be settled in cash or in shares of the Company’s common stock, at the sole discretion of the holder, at the applicable conversion price. The Notes may not be prepaid by the Company however, the holders of the Notes may elect to convert the Notes, in whole or in part, into shares of the Company’s common stock at any time after the original issuance date. The conversion price: (A) for the Notes issued in the first tranche will equal the lower of (i) $2.4168, or (ii) the Alternative Conversion Price; (B) for the Notes issued in the second tranche will equal the lower of (i) $1.766, or (ii) the Alternative Conversion Price; and (C) for the Notes issued in the third tranche will equal the lower of (i) $3.78, or (ii) the Alternative Conversion Price. The Notes include certain redemption, protection features and default interest and penalties. The Notes are secured by all assets of the Company, including its intellectual property.

The Warrants have a term of 5 years, an exercise price of $2.4168 per share for the Warrants issued in the first tranche, $1.766 per share for the Warrants issued in the second tranche, and $3.78 per share for the Warrants issued in the third tranche, each subject to adjustment as more specifically set forth in the Warrants, and are exercisable immediately upon issuance

April 2024 Offering

On April 18, 2024, we entered into the April Underwriting Agreement with the Representative, as the representative of the April Underwriters, relating to the April Offering of the Shares, which April Offering closed on the April Closing Date. The public offering price for each share of common stock was $3.30. Pursuant to the April Underwriting Agreement, the Company also granted the Representative the April Over-Allotment Option. Aggregated gross proceeds from the April Underwriting Agreement were approximately $2.4 million (including April Overallotment Exercise proceeds), before deducting and commissions and estimated expenses payable by the Company. The Company intends to use the net proceeds from the April 2024 Public Offering for working capital and general corporate purposes.

On May 23, 2024, the Underwriters in the April 2024 Public Offering exercised their April Over-Allotment Option to purchase an additional 91,050 April Option Shares. In connection with the April Overallotment Exercise, we issued an additional April Underwriter Warrant to purchase up to 4,553 shares of common stock. The April Overallotment was exercised in full and closed on May 23, 2024.

February 2024 Offerings

On February 27, 2024, the Company entered into a February Underwriting Agreement with EF Hutton LLC, as the Representative of the February Underwriters, relating to the February 2024 Public Offering. The public offering price for each share of common stock was $3.00 and the February Underwriters purchased the shares of common stock pursuant to the February Underwriting Agreement at a price for each share of common stock of $2.76. Pursuant to the February Underwriting Agreement, the Company also granted the Representative the February Over-Allotment Option. Aggregate gross proceeds from the February Underwriting Agreement were approximately $1.7 million (including February Overallotment Exercise proceeds), before deducting underwriting discounts and commissions and estimated expenses payable by the Company. The Company intends to use the net proceeds from the February 2024 Public Offering for working capital and general corporate purposes. The Company also used the proceeds from February 2024 Public Offering to repay the Convertible Promissory Note initially issued to Streeterville Capital, LLC in November 2022.

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

At-The Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of common stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million (the “ATM Offering”). On August 14, 2024, the Company reduced the amount to under the Offering Agreement to $0 and suspended the ATM Offering. Through December 31, 2024, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $1.6 million.

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	December 31,
	2024	2023
Balance Sheet Data:
Cash	$1,443	$4,595
Total assets	3,651	7,315
Convertible note payable	6,257	9,161
Total liabilities	26,874	19,048
Total stockholders' (deficit) equity	(23,223)	(11,733)

Statement of Cash Flow Data:
Net cash used in operating activities	(10,637)	(21,657)
Net cash used in investing activities	—	(3)
Net cash provided by financing activities	7,485	6,201
Net (decrease) increase in cash	$(3,152)	$(15,459)

During the year ended December 31, 2024, operating activities used approximately $10.6 million of cash, primarily resulting from a net loss of $25.1 million, partially offset by (a) net non-cash losses of $9.2 million, including a loss of  $2.7 million in change in fair value of convertible promissory notes, and loss of $1.7 million in change in fair value of warrants, $0.5 million of stock-based compensation, $1.3 million loss in convertible note redemptions, $1.3 million of warrant issuance costs related to Alvogen termination, $0.8 million of default penalties, $0.9 million in debt issuance costs, and (b) changes in operating assets and liabilities of $5.3 million.

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

Investing activities

During the years ended December 31, 2024 investing activities used $0. During the year ended December 31, 2023 investing activities used less than $0.1 million of cash related to the purchase of equipment.

Financing activities

During the year ended December 31, 2024, financing activities provided $7.4 million of cash resulting from $1.0 million in proceeds from issuance of common stock and warrants issued in a private placement, $4.9 million in proceeds from issuance of common stock and warrants, $6.0 million in proceeds from the Anson Notes, and $4.0 million from warrant proceeds attributes to the Anson Notes offset by $7.9 million in repayments of the convertible notes and $0.9 million in debt issuance costs due to the fair value election on Anson Notes.

During the year ended December 31, 2023, financing activities provided $6.2 million of cash resulting from $8.1 million in proceeds from issuance of common stock and warrants issued in a private placement, $1.2 million in proceeds from issuance of Series A preferred stock and warrants, partially offset by $3.1 million of repayments of convertible notes.

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s consolidated financial statements as of and for the year ended December 31, 2024 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

Convertible note payable

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory notes, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred.

The Company estimates the fair value of the convertible notes payable using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration (i.e. expected termination date) of the convertible note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future equity and volume volatility based on the historical volatility of both our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the mandatory and potential accelerated redemptions beginning six months from the issuance date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company.

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

Item 8. Financial Statements and Supplementary Data

NRX Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of:
NRX Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NRX Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, has suffered operating losses since inception and has a working capital deficit at December 31, 2024.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fair Value of the Convertible Note

As described in Note 3 “Convertible Notes Payable and Fair Value Election” and in Notes 7 and 11 to the consolidated financial statements, the Company uses a Monte Carlo simulation model to estimate the fair value of its convertible notes.

We identified the valuation of fair value of the convertible note as of December 31, 2024 as a critical audit matter. Auditing management’s assumptions and estimates relating to the Monte Carlo simulation model is especially challenging, complex and subjective.

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

Boca Raton, Florida

March 14, 2025

 PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,443	$4,595
Prepaid expenses and other current assets	1,859	2,289
Total current assets	3,302	6,884
Other assets	349	431
Total assets	$3,651	$7,315
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,130	$4,632
Accrued and other current liabilities	10,149	4,714
Accrued clinical site costs	379	524
Convertible note payable and accrued interest – short term	1,246	9,161
Insurance loan payable	320	—
Warrant liabilities	5,639	17
Total current liabilities	21,863	19,048
Convertible note payable and accrued interest – long term	5,011	—
Total liabilities	$26,874	$19,048

Commitments and Contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized;	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 and 3,000,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	3
Common stock, $0.001 par value, 500,000,000 shares authorized; 14,591,505 and 8,391,956 shares issued and outstanding at December 31, 2024 and 2023, respectively	15	8
Additional paid-in capital	255,035	241,406
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(278,273)	(253,147)
Total stockholders’ deficit	(23,223)	(11,733)
Total liabilities and stockholders' deficit	$3,651	$7,315

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years ended December 31,
	2024	2023
Operating expenses:
Research and development	$6,199	$13,371
General and administrative	13,505	14,216
Settlement (income) expense	(1,202)	250
Total operating expenses	18,502	27,837
Loss from operations	(18,502)	(27,837)
Other (income) expenses:
Interest income	(44)	(494)
Interest expense	230	120
Convertible note default penalty	849	—
Change in fair value of convertible note payable	2,654	2,707
Change in fair value of warrant liabilities	1,657	(20)
Loss on convertible note redemptions	1,278	—
Total other expenses, net	6,624	2,313
Net loss	(25,126)	(30,150)
Deemed dividend - warrants	—	(9)
Net loss attributable to common stockholders	$(25,126)	$(30,159)
Comprehensive loss:
Net loss	(25,126)	(30,150)
Change in fair value of convertible note attributed to credit risk	—	3
Comprehensive loss	$(25,126)	$(30,153)
Net loss per share:
Basic and diluted	$(2.36)	$(3.98)
Weighted average common shares outstanding:
Basic and diluted	10,644,461	7,576,176

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2022	—	$—	6,644,299	$7	$230,399	$(222,997)	$—	$7,409
Common stock and warrants issued, net of issuance costs $2,519	—	—	1,353,667	1	8,121	—	—	8,122
Preferred stock and warrants issued, net of issuance costs $27	3,000,000	3	—	—	1,168	—	—	1,171
Change in fair value of convertible note attributed to credit risk	—	—	—	—	—	—	(3)	(3)
Shares issued as repayment of principal and interest for convertible note	—	—	326,423	—	982	—	—	982
Common stock issued to settle GEM settlement liability	—	—	67,568	—	250	—	—	250
Adjustment for deferred offering cost settlement	—	—	—	—	99	—	—	99
Stock-based compensation	—	—	—	—	387	—	—	387
Net loss	—	—	—	—	—	(30,150)	—	(30,150)
Balance December 31, 2023	3,000,000	$3	8,391,956	$8	$241,406	$(253,147)	$(3)	$(11,733)
Conversion of Series A preferred stock into common stock	(3,000,000)	(3)	300,000	—	3	—	—	—
At-the-market “ATM” offering, net of offering costs of $197	—	—	385,515	1	1,626	—	—	1,627
Common stock and warrants issued, net of issuance costs $975	—	—	1,273,050	1	3,256	—	—	3,257
Common stock and warrants issued in private placement	—	—	270,000	1	1,026	—	—	1,027
Vesting of restricted stock awards	—	—	57,500	—	—	—	—	—
Shares issued as repayment of principal and interest for convertible note	—	—	3,820,444	4	5,859	—	—	5,863
Issuance of shares related to reverse stock split	—	—	73,040	—	—	—	—	—
Contract cost related to Alvogen termination (see Note 6)	—	—	—	—	1,336	—	—	1,336
Common stock issued in exchange for services	—	—	20,000	—	37	—	—	37
Reclassification of AOCI upon settlement of Streeterville Note	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	486	—	—	486
Net loss	—	—	—	—	—	(25,126)	—	(25,126)
Balance - December 31, 2024	—	$—	14,591,505	$15	$255,035	$(278,273)	$—	$(23,223)

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,126)	$(30,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5	5
Stock-based compensation	486	387
Common stock issued in exchange for services	37	—
Change in fair value of warrant liabilities	1,657	(20)
Change in fair value of convertible promissory notes	2,654	2,707
Loss on convertible notes redemptions	1,278	—
Expense for debt issuance costs due to fair value election on Anson Notes	896	—
Warrant issuance costs related to Alvogen termination	1,336	—
Convertible note default penalty	849	—
Non-cash settlement expense	—	250
Increases (decreases) in operating assets and liabilities:
Prepaid expenses and other assets	503	3,040
Accounts payable	(5,217)	2,655
Accrued expenses and other liabilities	10,005	(531)
Net cash used in operating activities	(10,637)	(21,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	(3)
Net cash used in investing activities	—	(3)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	(7,850)	(3,092)
Repayment of insurance loan	(725)	(943)
Expense for debt issuance costs due to fair value election on Anson Notes	(896)	—
Proceeds from issuance of insurance loan	1,045	943
Proceeds from Anson convertible notes, net of OID	6,034	—
Proceeds from liability classified warrants	3,966	—
Proceeds from issuance of Series A preferred stock and warrants issued in private placement, net of issuance costs	—	1,171
Proceeds from issuance of common stock and warrants, net of issuance costs	4,884	—
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	1,027	8,122
Net cash provided by financing activities	7,485	6,201

Net decrease in cash and cash equivalents	(3,152)	(15,459)
Cash and cash equivalents at beginning of year	4,595	20,054
Cash and cash equivalents at end of year	$1,443	$4,595
Supplemental disclosure of cash flow information:
Cash paid for interest	$374	$885
Cash paid for taxes	$—	$—
Non-cash investing and financing activities
Issuance of common stock as principal and interest repayment for convertible notes	$4,585	$982
Issuance of common stock warrants as offering costs	$188	$75
Issuance of common stock for settlement of accrued liability	$—	$250
Conversion of Series A preferred stock into common stock	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

1. Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRX” or the “Company”) is a clinical-stage bio-pharmaceutical company which develops and intends to distribute, through its wholly-owned operating subsidiaries, NeuroRx, Inc., (“NeuroRx”) and HOPE Therapeutics, Inc. (“HOPE”), and collectively with NRX and NeuroRx, the (“Company”, “we”, “us”, or “our”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NeuroRx is organized as a traditional research and development (“R&D”) company, whereas HOPE is organized as a specialty pharmaceutical company intended to distribute ketamine and other therapeutic options to clinics that serve patients with suicidal depression and PTSD. The Company has two lead drug candidates that are expected to be submitted by year end for Food and Drug Administration (“FDA”) approval with anticipated FDA decision dates under the Prescription Drug User Fee Act ("PDUFA") by the end of June 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion.

Operations

The Company’s drug development activities have expanded from its original focus on development of NRX-101, a fixed dose combination of D-cycloserine (“DCS”) and lurasidone for the treatment of suicidal bipolar depression to encompass the development of NRX-101 for the treatment of chronic pain and PTSD and to the development of intravenous ketamine (NRX-100/HTX-100) for the treatment of suicidal depression. These additional indications have been added as the Company has gained access to clinical trials data funded by governmental entities in France and potentially in the United States which has the potential to afford the Company potential safety and efficacy data on key indications at low cost.

2. Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year and has a working capital deficit at December 31, 2024. The Company has no revenues and expects to continue to incur operating losses into 2025. Although the Company projects operating revenue to be derived from the operation of clinical facilities through its HOPE subsidiary and sales of its pharmaceutical products in 2025, these projections are subject to completion of anticipated clinical acquisitions in the first case and regulatory approvals in the latter case. In the absence of these projected developments, the Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

As of December 31, 2024, the Company had $1.4 million in cash and cash equivalents. On August 12, 2024, the Company entered into that certain Securities Purchase Agreement dated August 12, 2024 (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell Senior Secured Convertible Promissory Notes (the “Anson Notes”) in the aggregate principal amount of up to approximately $16.3 million in three tranches of $5.435 million, and warrants to purchase that amount of shares of the Company’s common stock, $0.001 par value (“Common Stock”) equal to 50% of the principal amount of the Notes in the respective tranche divided by the volume weighted average price (“VWAP”) of the Company’s Common Stock, as listed on the Nasdaq Capital Market, on the day prior to the closing of each respective tranche under the Purchase Agreement (the “Anson Warrants”).  The Company consummated the sale of the first tranche of $5.435 million ($4.5 million in net proceeds) in Notes and Warrants (the “First Closing”) on August 14, 2024 (the “First Closing Date”), and the second tranche of $5.435 million in Notes and Warrants (the “Second Closing”) on October 10, 2024 (the “Second Closing Date”), for aggregate gross proceeds of approximately $10.87 million, before deducting fees, costs, and other expenses including the use of proceeds to repay $5.55 million of the Streeterville Note.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through [●] and to finance submission of FDA New Drug Applications for NRX-100 and NRX-101. The Company may pursue additional equity or debt financing or refinancing opportunities in 2025 and 2026 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of NRX Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the fair value of convertible notes payable, fair value of warrant liabilities, fair value of stock options and warrants, and the utilization of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of December 31, 2024 the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $1.2 million. The Company has not experienced any losses on its deposits of cash. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

The Company estimates the fair value of its notes payable using a Monte Carlo simulation model, which uses as inputs the fair value of its Common Stock and estimates for the equity volatility of its Common Stock, the time to expiration (i.e., expected term) of the note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the Company estimates its expected future equity volatility based on the historical volatility of its Common Stock price utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the redemption features embedded in the notes. The risk-free interest rate is determined based on the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Unless otherwise specified, the probability of default is estimated using Bloomberg’s Default Risk function which uses its financial information to calculate a default risk specific to the Company. At September 30, 2024, the Streeterville Note valuation was adjusted to the post settlement amount agreed upon. Interest expense is included within the change in fair value of the notes payable and accrued interest is included within the fair value of the convertible notes payable on the balance sheet. See Note 7 for Streeterville and Anson convertible notes. Management believes those assumptions are reasonable but if these assumptions change, it could materially affect the fair value.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants using the closing trading price of the Company’s Common Stock on the date of issuance. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations and comprehensive loss based upon the underlying individual’s role at the Company.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates as a single operating and reportable segment, consistent with the manner in which the CODM evaluates performance and allocates resources, see Note 12 for further information.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The following outstanding shares of Common Stock equivalents were excluded from the computation of the diluted net loss per share attributable to Common Stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	December 31,
	2024	2023
Stock options	121,833	264,983
Restricted stock awards	—	124,167
Common stock warrants	7,173,766	3,321,499
Anson Notes	4,920,126	—
Convertible preferred stock	—	300,000

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted the reportable segment disclosure requirements. See Note 12.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023

Prepaid expense and other current assets:
Prepaid insurance	$827	$1,078
Prepaid clinical development costs	824	871
Other prepaid expense	208	334
Other current receivables	—	6
Total prepaid expense and other current assets	$1,859	$2,289

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023

Accrued and other current liabilities:
Refund liability (see Note 6)	$4,715	$—
Professional services	3,732	2,686
Employee costs	577	835
Accrued research and development expense	655	1,112
Other accrued expense	470	81
Total accrued and other current liabilities	$10,149	$4,714

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

6. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen. Under the License Agreement, the Company granted Alvogen certain license rights to develop, manufacture, and commercialize the Company’s candidate therapeutic product, NRX-101, for the treatment of bipolar depression with suicidality. In exchange for the license granted and the participation of the Company in certain development, regulatory and commercial activities, Alvogen was obligated to pay the Company specified regulatory and commercial milestones, the first of which was $9 million upon the later of a positive data read-out from the Company’s ongoing Phase 2b/3 clinical trial and completion of the Type B meeting with the FDA (the “First Milestone Payment”). In February 2024, the parties executed an amendment accelerating payment of up to $5 million related to the First Milestone Payment, with the remaining $4 million due upon the original agreement’s terms (see below for advances received through December 31, 2024). As compensation for advancing the milestone, Alvogen received warrants to purchase up to 419,598 shares of the Company's Common Stock, at a strike price of $4.00 with a three year term (See Note 9). The grant date fair value of the warrants was approximately $1.3 million, which the Company planned to account for as consideration paid to a customer (see below). The second portion of the first milestone was to be $4 million and, as before, triggered by a positive response to the Company's planned end of phase 2 meeting with FDA. If the first milestone was not achieved by September 3, 2024, the Company would have been obligated to repay any amount received against the $5 million advance of the First Milestone Payment to Alvogen. As there was significant uncertainty relative to approval of any drug candidate in development, the Company concluded that it was not probable that a significant reversal of revenue would not occur if the Company were to include the First Milestone Payment, or any advances thereof, in the transaction price prior to receiving FDA approval. Accordingly, the transaction price was fully constrained and advances from Alvogen were recorded as a refund liability until such time as the refund right expired. Further, the Company accounted for the warrants issued to Alvogen within additional paid-in capital consistent with the accounting for unfunded stock subscription agreements until such time as the uncertainty around the First Milestone was resolved.

Termination

Under the License Agreement, as amended, Alvogen was granted early termination rights. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified to deferred revenue or recorded as revenue as of December 31, 2024 and will remain permanent as refund liability until settled.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. As of December 31, 2024, the refund liability due to Alvogen was $4.7 million, which represents all payments made by Alvogen through December 31, 2024, and is included as a component of accrued expense and other current liabilities on the consolidated balance sheet (refer to Note 5). Following the early termination by Alvogen, the Company does not anticipate recognizing any revenue under the License Agreement. Additionally, in June 2024 the Company wrote-off the unfunded stock subscription receivable of $1.3 million related to the warrants previously classified in additional paid-in capital to research and development expense following the termination.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

StreetervilleConvertible Note Amendments

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

The discount to the principal amount was included in the carrying value of the Streeterville Note. During 2022, the Company recorded a debt discount of approximately $1.0 million upon issuance of the Streeterville Note for the original issue discount of $1.0 million. As a result of electing the fair value option, any direct costs and fees related to the Streeterville Note were expensed as incurred. For the years ended December 31, 2024 and 2023, the Company recorded a gain from the change in fair value of the Streeterville Note of $1.8 million and $2.7 million, respectively, which was recognized in other (income) expense on the consolidated statements of operations as a result of the Company’s election of the fair value option.

During the year ended December 31, 2024, the Company made cash principal repayments on the Note of approximately $7.4 million, made cash interest payments on the Note of approximately $0.5 million, including $0.2 million of redemption premiums, issued shares of Common Stock as principal repayment of $0.3 million, and issued shares of Common Stock as interest repayment of $0.1 million, and incurred a default penalty of $0.8 million.

During the year ended December 31, 2023, the Company made cash principal repayments on the Note of approximately $2.3 million, made cash interest payments on the Note of approximately $0.9 million, including $0.1 million of redemption premiums, issued shares of Common Stock as principal repayment of $0.7 million, and issued shares of Common Stock as interest repayment of $0.2 million.

As of December 31, 2024 and 2023, the Note carried a remaining principle balance of $0 and $8.3 million, respectively. Refer to Note 11 for the reconciliation of the fair values for the periods presented.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

Streeterville Settlement

On August 12, 2024, the Company and Streeterville entered into a Settlement and Release of Claims (the “Settlement Agreement”), whereby the Company and Streeterville agreed to settle all disputes between the parties and release the Company from all obligations arising from the Notes at certain Securities Purchase Agreement, dated November 4, 2022 (“Streeterville Notes”), between the Company and Streeterville, and that certain Convertible Promissory Note, dated November 4, 2022, issued to Streeterville by the Company, in exchange for a payment of $2.5 million upon the initial closing of the sale of the Anson Notes, and within 60 days thereafter, a second payment of $3.05 million. The Company made the $2.5 million payment upon the Anson Notes closing on  August 15, 2024. The Company made the final $3.05 million payment in October 10, 2024 using proceeds from the Second Closing of Anson Convertible Promissory Note.

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

The following table presents the Streeterville Note as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Par value of the Note	$11,020	$11,020
Unamortized original issue discount	(497)	(497)
Default penalty	849	—
Conversions and repayments of principal and interest (shares and cash)	(12,324)	(4,072)
Carrying value of the Note before current period change in fair value	(952)	6,451
Cumulative fair value adjustments through earnings	952	2,707
Cumulative fair value adjustments through accumulated other comprehensive loss	—	3
Total carrying value of Note	$—	$9,161

Convertible note payable - current portion	$—	$9,161
Convertible note payable, net of current portion	$—	$—

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

In connection with the above offering, the Company engaged EF Hutton LLC as placement agent (the “Placement Agent”), Pursuant to the terms of the engagement with the Placement Agent, the Company paid a cash fee of 7% of the gross proceeds the Company receives in the offering at closing.

2024 Senior Secured Convertible Promissory Notes

On August 14, 2024, the Company entered into the first tranche Senior Secured Convertible Note Agreements (the “First Tranche Notes”) with Anson Investment Master Fund LP and Anson East Master Fund LP (collectively “Anson”) at various amounts for an aggregate of $5.435 million subject to an original issuance discount of 8% or $435,000, less other cash issuance costs of $521,000, resulting in net cash proceeds of $4.5 million, prior to any allocation to the Anson Warrants. The First Tranche Notes bear interest at a rate of 6% per annum (or 10% during the occurrence of any Event of Default (as defined in the First Tranche Notes)) and have a term of 15 months from the issuance date, maturing on November 14, 2025 (the “First Tranche Maturity Date”) (see Note 9).

On August 14, 2024, in conjunction with the issuance of the First Tranche Notes, the Company issued warrants to purchase up to 1,349,305 shares of the Company’s Common Stock.

The First Tranche Notes are convertible at the option of the holder at any time after issuance into Common Stock, at a per share conversion price equal to the lower of (a) $2.4168, (the “Fixed Conversion Price”) or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective conversion date (the “Alternate Conversion Price”, and together with the Fixed Conversion Price, the “Conversion Price”). If the Conversion Price is less than $0.38 (the “Floor Price”), then in addition to the issuance of Common Stock upon conversion the Company will pay cash as a true-up which is determined by the product of (i) the difference between (y) the Floor Price less (z) the Conversion Price then in effect, multiplied by (ii) the conversion amount that is being paid in Common Stock.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Pursuant to the Purchase Agreement, on October 10, 2024 (the “Second Closing Date”), the Company sold a total of $5.435 million in Notes (the “Second Tranche Notes”, and collectively with the First Tranche Notes, the ("Anson Notes")) subject to an original issue discount of 8% or $435,000 less other cash issuance cost of $375,000, with an aggregate purchase price of approximately $5.0 million, and Warrants to purchase up to 1,846,128 shares of Common Stock. The Second Tranche Notes are convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $1.7664 or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective date set forth in a Notice of Conversion delivered by an Investor to the Company. The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of common stock below the then effective Conversion Price. $3.05 million of the note proceeds were used to repay the Streeterville note.

In connection with the above Second Tranche Notes”, the Company engaged Placement Agent. Pursuant to the terms of the engagement with the Placement Agent, the Company paid a cash fee of 7% of the gross proceeds the Company received in the Second Closing and incurred certain additional other issuance costs and reimbursement for legal counsel disbursements and placement agent, for aggregate issuance costs of approximately $0.4 million.

Due to these embedded features within the Anson Notes, the Company elected to account for the First and Second Tranche Notes at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the consolidated statements of operations. Additionally the portion of changes in the fair value related to changes in credit risk are recorded to other comprehensive income in the consolidated statements of operations. To determine the initial carrying value of the Notes and the warrants issued to Anson under the First and Second Tranche Notes (see Note 9), the Company allocated the proceeds using the fair value method. After allocation, the initial carrying value of the First Tranche Notes and the warrants issued to Anson were $2.9 million and $2.1 million, respectively, and the initial carrying value of the Second Tranche Notes and the warrants issued to Anson were $3.1 million and $1.9 million, respectively Refer to Note 11 for the reconciliation of the fair values for the periods presented.

During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into common stock, resulting in the issuances of 3,676,796 shares of Common Stock and loss on redemption of $1.3 million (see Note 9). As of December 31, 2024, the principal and accrued interest balance of the Anson Notes was $6.75 million and $0.1 million, respectively. During the year ended December 31, 2024, the Company recorded a loss from the change in fair value of the First Tranche Notes of $4.4 million, which was recognized in other (income) expense on the consolidated statements of operations as a result of the Company’s election of the fair value option. At December 31, 2024 the effective interest rate of the First and the Second Tranche Note was 82% and 53%, respectively.

From January 2, 2025 to January 3, 2025, the Company received conversion notices from Anson resulting in the conversion of the remaining principal of the First Tranche Note of $1.3 million of principal and interest in full from the First Tranche Note into 1,004,055 shares of Common Stock (see Note 15).

The following table presents the Anson Notes as of December 31, 2024 (in thousands):

December 31, 2024
Par value of the Anson Notes	$10,870
Initial original issue discount	(870)
Conversions and repayments of principal and interest (shares)	(4,190)
Carrying value of the Anson Notes before current period change in fair value	5,810
Fair value allocated to Common Stock liability classified warrants	(3,966)
Fair value adjustment through earnings	4,413
Total carrying value of Anson Notes	$6,257

Convertible note payable - current portion	$1,246
Convertible note payable, net of current portion	$5,011

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of the years ended December 31, 2024 and 2023, the total cumulative payments made under the SHMH License Agreement were $0.4 million, with no payments made during the year ended December 31, 2024, and $0.2 million and $0.2 million payments made during the years ended December 31, 2023 and 2022, respectively.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the years ended December 31, 2024 and 2023, no royalty payments were made.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement. The Company paid $150,000 in annual maintenance fees in each of the years ended December 31, 2024 and 2023, expensed through Research and Development expenses in the accompanying Consolidated Statement of Operations.

Exclusive License Agreement

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the years ended December 31, 2024 and 2023, the Company has recorded no expenses relating to the licensure of the patent.

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the years ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

On August 12, 2024, the Company signed a settlement agreement with Streeterville to retire its remaining debt for a settlement amount of $5.6 million and to settle outstanding litigation. This settlement amount was substantially less than the amounts claimed by Streeterville in its Compliant (see Note 7). As of September 30, 2024, the fair value of the Streeterville Note was adjusted to the settlement amount which was repaid in October 2024. Such adjustment is included within the change in fair value of convertible notes payable on the consolidated statement of operations, therefore no gain or loss on the settlement was recorded.

On July 17, 2023, NeuroRx and GEM entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which the parties agreed to dismiss the arbitration proceeding with prejudice. Pursuant to the Settlement Agreement on August 31, 2023, the Company issued 67,568 shares of Common Stock, the fair value of which was approximately $0.3 million based on the quoted trading price on the grant date, to GEM in full satisfaction of the Settlement Agreement which was approximately $0.3 million and was expensed as “Settlement expense” in fiscal 2023. The shares are registered under a prospectus supplement to the Company’s registration statement on Form S-3 and are subject to a restriction that they cannot be sold or traded for a period of six months from the effective date of the Settlement Agreement.

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

No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who otherwise would have been entitled to receive a fractional share instead became entitled to receive one whole share of Common Stock in lieu of such fractional share. As a result of the Reverse Stock Split, 73,040 additional shares of common stock were issued in lieu of fractional shares. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been retrospectively adjusted for the reverse split.

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

In August 2023, the Company sold and issued 3,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock was sold with one warrant (a “Unit"), see investor warrant section below for terms, for an aggregate cash purchase price of $1.2 million or $0.40 per Unit.

In March 2024, holders of the Company’s Series A Preferred elected to convert 3,000,000 shares of Series A Preferred into 300,000 shares of Common Stock. As of December 31, 2024, no shares of Series A Preferred remained issued or outstanding.

Dividend Rights

The holders of Series A Preferred Stock are not entitled to receive any dividends in respect to the Series A Preferred Stock.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

On March 8, 2023, NRx Pharmaceuticals entered into a securities purchase agreement with the March Investors, providing for the issuance and sale of 386,667 shares of Common Stock and the March Investor Warrants to purchase up to 386,667 shares of Common Stock in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $7.50 per share. The March Investor Warrants have an exercise price of $7.50 per share, are exercisable beginning on September 8, 2023 and will expire 5 years from the March Initial Exercise Date. The March Investors agreed not to transfer the Common Stock for six months following the date of issuance. The aggregate net cash proceeds to the Company from the March Offering were approximately $2.5 million net of offering costs of approximately $0.4 million. The Company used the net proceeds from such offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on March 9, 2023. The securities were issued pursuant to the Company’s registration statement on Form S-3 filed with the SEC on June 9, 2022 (File No. 333-265492) which became effective on June 21, 2022.

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

On June 6, 2023, the Company entered into a securities purchase agreement with the June Investors, providing for the issuance and sale of 967,000 shares of the Company’s Common Stock and the June Investor Warrants to purchase up to 967,000 shares of Common Stock. The Common Stock was issued in a registered direct offering for a purchase price of $6.50 per share and the June Investor Warrants were offered pursuant to a private placement under Section 4(a)(2) of the Securities Act. The aggregate net cash proceeds to the Company from the June Offering were approximately $5.6 million. The Company used the net proceeds from the June Offering for working capital and general corporate purposes.

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

In connection with the Note issued to Streeterville, on May 15, 2023 the Company issued 40,868 Common Stock to Streeterville in repayment of interest on the Note. Additionally on August 4, 2023 and August 30, 2023, the Company issued 131,266 and 154,289 respectively to Streeterville for repayment of principal and interest under the Note. Refer to Note 7 for further details.

On July 17, 2023, the Company and GEM entered into a settlement agreement where the Company issued 67,568 shares of Common Stock to GEM in full satisfaction of its obligation. Refer to Note 8 for further details.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

On January 2, 2024, the Company issued 143,648 shares of Common Stock as payment for the $0.4 million minimum payment to Streeterville related to principal and interest payments on the Streeterville Note.

From February 20, 2024 to July 29, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 385,515 shares of unregistered Common Stock at a range of  $2.42 – $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. Through December 31, 2024, the aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $1.6 million.

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

On April 18, 2024, the Company entered into an underwriting agreement (the “ April Underwriting Agreement”) with the Representative, as the representative of the several underwriters named therein (the “ April Underwriters”), relating to an underwritten public offering (the “ April 2024 Public Offering”) of 607,000 shares (the “ April Shares”) of Common Stock. The public offering price for each share of Common Stock was $3.30. Pursuant to the April Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 91,050 shares (the “ April Option Shares”) of the Common Stock on the same terms as the April Shares sold in the April 2024 Public Offering (the “ April Over-Allotment Option”). On April 19, 2024, the Offering closed (the “ April Closing Date”). Net proceeds from the April 2024 Public Offering were approximately $1.6 million after offering costs of approximately $0.4 million. On May 23, 2024, the April Underwriters of the previously announced underwritten public offering of the Company exercised their option in accordance with the April Underwriting Agreement, dated April 18, 2024, by and between the Company and the Representative, as representative of the several underwriters named therein, to purchase up to an additional 91,050 shares of the Company’s Common Stock, at the public offering price of $3.30 per share (the “ April Overallotment Exercise”). The April Over-Allotment Exercise was exercised in full and closed on May 23, 2024. The net cash proceeds to the Company from the April Overallotment Exercise were approximately $0.2 million which include offering costs of less than $0.1 million.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

On August 28, 2024, the Company issued 20,000 shares of Common Stock in relation to consulting services performed by a third party. The fair value of the Common Stock on the date of issuance was less than $0.1 million.

During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into common stock, resulting in the issuances of 3,676,796 shares of Common Stock valued at $5.5 million based on the market price of our common stock at the date of common stock issuance resulting in a loss on redemption of $1.3 million (see Note 7).

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

The Company recognized a gain on the change in fair value of the Substitute Warrants for each of the years ended December 31, 2024 and 2023 of nil and less than $0.1 million, respectively. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the years ended December 31, 2024 and 2023 no Public Warrants were exercised. The outstanding balance of these warrants remains in equity. At December 31, 2024 and 2023, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its consolidated balance sheets as of December 31, 2024 and 2023. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a gain on the change in fair value of the Private Placement Warrants for each of the years ended December 31, 2024 and 2023 of less than $0.1 million, respectively. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Investor Warrants

On March 8, 2023, in conjunction with the issuance and sale of 386,667 shares of the Company’s Common Stock, the Company issued 386,667 March Investor Warrants which were classified in stockholder’s equity. The measurement of fair value of the March Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $7.20, exercise price of $7.50, term of five and a half years, volatility of 123.6%, risk-free rate of 4.34%, and expected dividend rate of 0%). The March Investor Warrants had an original exercise price of $7.50 per share, are initially exercisable beginning six months following the March Initial Exercise Date and will expire five and a half years from the March Initial Exercise Date.  The grant date fair value of these March Investor Warrants was estimated to be $2.4 million on March 8, 2023 and is reflected within additional paid-in capital.

As discussed above, on June 6, 2023, in conjunction with the issuance and sale of 967,000 shares of the Company’s Common Stock, the Company issued 967,000 June Investor Warrants which were classified in stockholder’s equity.

The measurement of fair value of the June Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $5.30, exercise price of $6.53, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%). The grant date fair value of these June Investor Warrants was estimated to be $3.1 million on June 6, 2023, and is reflected within additional paid-in capital.

The Company issued 19,340 warrants to the Placement Agent with an exercise price of $8.13 (the “June Placement Agent Warrants”). As these June Placement Agent Warrants were issued for services provided in facilitating the June Offering, the Company recorded the fair value of such June Placement Agent Warrants of approximately $0.1 million as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $5.30, exercise price of $8.13, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%).

In connection with the June 2023 Offering, the Company also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with certain investors to amend certain existing warrants to purchase up to 962,278 shares of Common Stock that were previously issued in August 2021 and February 2022 to such investors, with an exercise price of $30.70 and $120.00 per share, respectively (the “Amended Warrants”) as follows: (i) lower the exercise price of the Amended Warrants to $6.525 per share, and (ii) provide that the Amended Warrants, as amended, will not be exercisable until six months following the closing date of the June Offering, and (iii) extend the original expiration date of the Amended Warrants so that they will terminate five and one half years from the closing of the June Offering.

The Company recorded the incremental change in fair value of such Amended Warrants of $1.5 million as a cost of capital to issue the June Investor Warrants. The measurement of fair value for the Amended Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $5.30, exercise price of $6.525, term of five and a half years, volatility of 175.1%, risk-free rate of 3.85%, and expected dividend rate of 0%).

As discussed above, on August 28, 2023, in conjunction with the issuance and sale of 3,000,000 shares of the Company’s Series A Convertible Preferred Stock, the Company issued 300,000 August Investor Warrants which were classified in stockholder’s equity. Each Investor Warrants had an exercise price of $4.00 and term of five years. The measurement of fair value of the August Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.00, exercise price of $4.00, term of five years, volatility of 175.1%, risk-free rate of 4.38%, and expected dividend rate of 0%). The grant date fair value of these August Investor Warrants was estimated to be $0.8 million on August 28, 2023 and is reflected within additional paid-in capital.

On October 24, 2023, in connection with the Securities Purchase Agreement dated March 8, 2023, the Company entered into a warrant amendment agreement (the “October Warrant Amendment Agreement”) with certain Investors to amend the existing Investor Warrants to purchase up to 386,667 shares of Common Stock that were previously issued in March 2023 adjusted from the original exercise price of $7.50 to $6.525 per share (the “October Amended Warrants”).

The Company recorded the incremental change in fair value of such October Amended Warrants of approximately $9.0 thousand as a deemed dividend and an adjustment to arrive at net income available to common stockholders on the statement of operations. As the Company is in an accumulated deficit position, in the absence of retained earnings, the Company recorded the reduction to additional paid-in capital (i.e., a net zero impact to additional paid-in capital). The measurement of fair value for the October Amended Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of amendment (i.e., share price of $2.80, exercise price of $6.525, term of five years, volatility of 159.4%, risk-free rate of 4.85%, and expected dividend rate of 0%).

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Alvogen Warrants

In conjunction with the amended Alvogen licensing agreement discussed in Note 6, on February 7, 2024, the Company issued warrants to purchase up to 419,598 shares of Common Stock. The warrants have an exercise price of $4.00 per share, are exercisable immediately following the date of issuance, will expire three years from the date of issuance, and may also be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of Common Stock underlying the warrants. The warrants are subject to a beneficial ownership limitation of 4.99% post-exercise, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the holder, with not less than 61 days prior notice. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $4.10, exercise price of $4.00, term of 3 years, volatility of 138.0%, risk-free rate of 4.2%, and expected dividend rate of 0.0%). The fair value of the warrants on the grant date was $1.3 million and was recorded within additional paid-in capital as of March 31, 2024. Upon termination of the Alvogen Agreement on June 21, 2024, the offsetting amount recorded within additional paid-in capital as an unfunded stock subscription receivable was expensed to research and development.

Anson Warrants

The Anson Warrants, originally issued in the Purchase Agreement, are recognized as derivative liabilities in accordance with ASC 815. The Company concluded liability classification was appropriate as certain settlement features included in the Anson Warrants are not indexed to the Company's own stock, and therefore preclude equity classification. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations. The Anson Warrants were initially measured at fair value using a Black-Scholes model and have subsequently been measured based on the listed market price of such warrants. Warrant liabilities are classified as current liabilities on the Company's consolidated balance sheets. On August 14, 2024, in conjunction with the issuance of the First Tranche Notes, the Company issued warrants to purchase up to 1,349,305 shares of the Company’s Common Stock which were classified as a liability. The warrants have an exercise price of $2.4168 per share, subject to adjustment or other settlement provisions, and have a contractual term of five years expiring on August 14, 2029. The measurement of fair value of the Investor Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.86, exercise price of $2.42, term of five years, volatility of 122%, and risk-free rate of 3.67%, and expected dividend rate of 0%). The grant date fair value of these Investor Warrants was estimated to be $2.1 million on August 14, 2024.

On October 10, 2024, in conjunction with the issuance of the Second Tranche Notes, the Company issued warrants to purchase up to 1,846,128 shares of the Company’s Common Stock which were classified as a liability. The warrants have an exercise price of $1.7664 per share, subject to adjustment or other settlement provisions, and have a contractual term of five years expiring on October 10, 2029. The measurement of fair value of the Investor Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.38, exercise price of $1.76, term of five years, volatility of 105%, and risk-free rate of 3.91%, and expected dividend rate of 0%). The grant date fair value of these Second Trench Investor Warrants was estimated to be $1.9 million on October 10, 2024.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

As of December 31, 2024, the fair value of the Anson Warrants was $5.6 million. The Company recognized a loss on the change in fair value of The Anson Warrant for the year ended December 31, 2024 of approximately $1.7 million. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

		Weighted		Aggregate
		Average	Weighted	Intrinsic
	Total	Remaining	Average	Value
	Warrants	Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2022	1,648,492	3.59	$64.90	$—
Issued	1,673,007	4.38	6.10	180
Outstanding as of December 31, 2023	3,321,499	3.91	$23.01	$180
Issued	3,948,484	4.71	2.04	—
Expired	(96,417)	—	—	—
Outstanding as of December 31, 2024	7,173,766	3.77	$17.20	$80

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

2021 Omnibus Incentive Plan

As of  December 31, 2024, 955,281 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2024, 83,920 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023 the first amendment to the 2021 Omnibus Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan, by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the Plan to be equal to 100% of the Share Pool. As of December 31, 2024, an aggregate 575,099 shares have been awarded net of forfeitures, and 380,182 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

The Company issued 0 and 90,000 stock options during the years ended December 31, 2024 and 2023, respectively.

The following assumptions were used for the year ended December 31, 2023:

	December 31,
	2023
Exercise price	$3.00	-	$11.80
Risk-free rate of interest	3.83%	-	4.79%
Expected term (years)	0.5	-	7.0
Expected stock price volatility	150.3%
Dividend yield	—

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	264,983	$18.30	7.7	$75
Options granted	—	—	—	—
Forfeited/Expire	(143,150)	—	—	—
Outstanding as of December 31, 2024	121,833	22.36	7.0	—
Options vested and exercisable as of December 31, 2024	113,993	$22.84	6.9	$—

Stock-based compensation expense related to stock options was approximately $0.2 and $0.1 million during the years ended December 31, 2024 and 2023, respectively.

The weighted average grant date fair value per share for employee stock and non-employee option grants during the year ended December 31, 2023 was $3.50, respectively. There were no option grants during the year ended December 31, 2024.

At December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was less than $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023 (unvested)	124,166	$5.20
Granted	—
Vested	(90,833)	$4.64
Forfeited	(33,333)	$5.20
Balance as of December 31, 2024 (unvested)	—	—

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

On July 12, 2022, the Board granted an award of 100,000 restricted shares of the Company (“Restricted Stock”) as an inducement to the newly appointed CEO, pursuant to a separate Restricted Stock Award Agreement (the “RSA”). The Restricted Stock will vest in approximately equal installments over three (3) years from the grant date, subject to continued service through the applicable vesting date.

On December 28, 2023, the Company granted 57,500 RSAs to a consultant for services provided. The RSAs will vest after six months from the grant date. The shares were valued on the grant date based on the quoted price of $4.60 or approximately $0.3 million which will be amortized over the vesting term.

Stock-based compensation expense related to RSAs was approximately $0.3 and $0.3 million during the years ended December 31, 2024 and 2023, respectively.

In October 2024, the Company's CEO announced his resignation and as a result, all unvested RSAs were forfeited. Accordingly, the Company does not expect to recognize any further stock-based compensation expense for the balance of unvested RSAs as of December 31, 2024.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Years Ended December 31,
	2024	2023
Stock-based compensation expense
General and administrative	$387	$572
Research and development	100	(185)
Total stock-based compensation expense	$486	$387

Research and development related stock-based compensation expenses carried a negative balance for 2023 due to reversals of unvested stock options related to 2023 terminations in accordance with our policy.

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2024 and 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services, and warrants issued with the Convertible Notes are estimated based on the Black-Scholes model during the years ended December 31, 2024 and 2023. The fair value of the Convertible Notes were estimated utilizing a Monte Carlo simulation during the years ended December 31, 2024 and 2023.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at the years ended December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		December 31,
Description	Level	2024	2023
Assets:
Money Market Account	1	$487	$3,874
Liabilities:
Warrant liabilities (Note 9)	3	$5,639	$17
Convertible notes payable (Note 7)	3	$6,257	$9,161

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Convertible Note Payable - Streeterville

The significant inputs used in the Monte Carlo simulation to measure the Streeterville convertible note liability that was categorized within Level 3 of the fair value hierarchy are as follows:

December 31,
2023
Stock price on valuation date	$4.60
Time to expiration	0.34
Note market interest rate	9.0%
Equity volatility	85.0%
Volume volatility	590%
Risk-free rate	5.35%
Probability of default	10.7%

During the year ended December 31, 2024, the Streeterville Note was repaid in full and the outstanding balance was $0 as of December 31, 2024.

The following table sets forth a summary of the changes in the fair value of the Convertible Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of the Note as of December 31, 2023	$9,161
Conversions and repayments of principal and interest (cash)	(7,850)
Conversions and repayments of principal and interest (shares)	(400)
Fair value adjustment through earnings	(1,761)
Fair value of the Note as of December 31, 2024	$—
Convertible note payable - current portion	$—
Convertible note payable, net of current portion	$—

Fair value of the Note as of December 31, 2022	$10,525
Conversions and repayments of principal and interest (cash)	(2,288)
Conversions and repayments of principal and interest (shares)	(1,786)
Fair value adjustment through earnings	2,707
Fair value adjustment through accumulated other comprehensive loss	3
Fair value of the Note as of December 31, 2023	$9,161

Convertible note payable - current portion	$9,161
Convertible note payable, net of current portion	$—

Convertible Notes Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson Convertible Notes that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31,
	2024
Stock price on valuation date	$2.20
Time to expiration	0.87	–	1.03
Cost of debt	11.80%
Equity volatility	120.7%	-	135.0%
Risk-free rate	4.20%
Probability of credit default prior to maturity	0%

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The following table sets forth a summary of the changes in the fair value of the Anson Notes categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of the Notes at issuance	$6,034
Conversions and repayments of principal and interest (shares)	(4,190)
Fair value adjustment through earnings	4,413
Fair value of the Note as of December 31, 2024	$6,257

Convertible note payable - current portion	$1,246
Convertible note payable, net of current portion	$5,011

Warrant Liabilities

The Company utilizes a Black-Scholes model approach to value the Private Placement Warrants and Substitute Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. There were no transfers between levels within the fair value hierarchy during the periods presented. Inherent in a Black Scholes options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility. For any lookback period which exceeded the trading history, the volatility was weighed between the actual and comparable public companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31,
	2024	2023
Stock price on valuation date	$2.20	$4.60
Exercise price per share	$2.08	$115.00
Expected life	4.69	2.40
Volatility	111%	150.3%
Risk-free rate	4.37%	4.14%
Dividend yield	0.00%	0.00%
Fair value of warrants	$1.76	$0.13

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2022	$37
Gain upon re-measurement	(20)
Balance as of December 31, 2023	$17
Initial recognition of issuance of warrants	3,965
Loss upon re-measurement	1,657
Balance as of December 31, 2024	$5,639

12. Segment Reporting

The Company operates as a single operating and reportable segment, consistent with the manner in which the Chief Executive Officer, designated as the Chief Operating Decision Maker (CODM) of the Company, evaluates the Company’s performance and allocates resources. The Company’s operations solely consist of the development of novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The Company did not generate any revenue during the years ended December 31, 2024 and 2023. The CODM evaluates performance based on operating expenses and monitors key expense categories related to the Company’s research and development activities, as well as general and administrative functions. As the Company is currently in the pre-revenue phase, the associated expenses above are drivers.

The CODM does not separately evaluate performance by geographic region or product line, as the Company has not yet commenced commercial operations and has limited operations due to the current liquidity and funding of the Company. The Company’s operations are conducted solely within the United States of America.

Significant Segment Information

All of the Company’s assets relate to this single operating segment, see the accompanying balance sheets.

All of the Company’s operating expenses, which consists of research and development and general and administrative expenses, relate to this single operating segment, see the accompanying statements of operations.

The following table reconciles the loss from operations to total loss:

	For the Years Ended
Expense Category	December 31, 2024	December 31, 2023
Loss from operations	$(18,502)	$(27,837)
Interest income	44	494
Interest expense	(230)	(120)
Convertible note default penalty	(849)	—
Change in fair value of convertible notes payable	(2,654)	(2,707)
Change in fair value of warrant liabilities	(1,657)	20
Loss on convertible note redemptions	(1,278)	—
Net loss	$(25,126)	$(30,150)

Long-lived assets consist of property, plant, and equipment, net which are included in other assets in the balance sheet as they are not material. Long-lived assets by year are as follows:

	December 31,
	2024	2023
Computers, cost	$29	$29
Accumulated depreciation	(19)	(14)
Total equipment	$10	$15

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

13. Income Taxes

The Company maintains a full valuation allowance on its net deferred tax asset due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2024 and 2023 due to the uncertainty of future taxable income. In the years ended December 31, 2024 and 2023, the difference between the statutory tax rate and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consist of the following:

	For the Years Ended December 31,
	2024	2023
Federal statutory rate	(21.00)%	(21.00)%
Permanent items	0.05%	0.18%
Settlement warrants	1.37%	(0.02)%
Stock compensation	(2.23)%	3.21%
Loss on Conversion of Note	1.06%	—%
State taxes	(0.17)%	4.74%
Increase in valuation allowance	18.73%	9.45%
R&D credit	—%	1.66%
Convertible Note	2.19%	1.89%
Other	—%	(0.11)%
Effective tax rate	0.00%	0.00%

The components of income tax provision (benefit) are as follows (in thousands):

	As of December 31,
	2024		2023
Federal	$		$
Current		—		—
Deferred		(4,715)		(4,278)
Foreign
Current		—		—
Deferred		—		—
State and Local
Current		—		—
Deferred		(43)		1,428
Change in Valuation Allowance		4,758		2,850
Total		$—		$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$39,753	$35,860
Common stock warrants	1,830	1,822
174 capitalization	5,186	5,169
Stock-based compensation	2,034	1,400
Bonus and severance accrual	119	167
Other	741	488
Depreciation	2	(2)
	49,665	44,904
Valuation allowance	(49,665)	(44,904)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2024 and 2023, the Company had federal net operating losses of approximately $187.1 million and $168.5 million, respectively, and state net operating loss carryforwards of approximately $10.2 million and $10.4 million, respectively. The federal and state net operating loss carryforwards generated in the tax years prior to 2018 will begin to expire, if not utilized, by 2035. Certain Net Operating Losses in these jurisdictions are not subject to expiration.  Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has recorded a valuation allowance of $49.665 million against its deferred tax assets at December 31, 2024 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of products or generation of revenue from product sales since inception.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the years ended December 31, 2024 and 2023 and in total, as of December 31, 2024 and 2023 has recognized penalties and interest of $0.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2024, open years related to all jurisdictions are 2023, 2022, and 2021.

The Company has no open tax audits with any taxing authority as of December 31, 2024.

14. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During both the three months ended  September 30, 2024 and 2023, the Company paid Glytech zero and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. During the years ended December 31, 2024 and 2023, the Company paid Glytech $0.3 million and $0.3 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

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

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.1 million and $0.9 million during the years ended December 31, 2024 and 2023, respectively.

On March 29, 2023, the Consulting Agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. The annual discretionary bonus for 2024, if any, may be approved by the board in 2025 and is payable in March 2025, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of December 31, 2023 and 2024, the annual discretionary bonus of $0.3 million and $0.2 million is accrued and included within accrued and other current liabilities on the consolidated balance sheets, respectively.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

The Javitt Amendment also provides, subject to the approval of the Board of Directors, for a grant of 50,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (25,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (25,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of December 31, 2024, the Board of Directors has not approved the grant of restricted stock.

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

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.1 million during the years ended December 31, 2024 and 2023, respectively. These services are ongoing.

Included in accounts payable were less than $0.1 million and less than $0.1 million due to the above related parties as of December 31, 2024 and 2023, respectively.

15. Subsequent Events

Terminated January 2025 Financing

The Company was a party to definitive stock purchase agreements with an Arizona-based investment firm, Smith and Sauer, through their affiliate, JGS Holdings, LLC (“JGS Holdings”) whereby JGS Holdings committed to invest $2.0 million in NRx’s common stock, with an additional commitment of $25.0 million to be invested directly in HOPE. JGS Holdings defaulted under the terms of the agreements, despite several extensions of the closing date. The Company formally terminated the stock purchase agreement on March 13, 2025.  Although no assurances can be given, management is currently negotiating with an alternative strategic investor to replace the investment contemplated with JGS Holdings, and, together with alternative sources of equity and debt capital, management believes it will able to fund its previously announced acquisitions on terms more favorable to our shareholders.

NRX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

January Financings

Issuance of Senior Secured Promissory Notes and Common Stock Purchase Warrants

On or about January 28, 2025, the Company sold certain institutional investors (the “Investors”) a total of (a) $5.435 million in Notes (the “Third Tranche Notes”), with an aggregate purchase price of approximately $5.0 million, and (b) Warrants to purchase up to 862,699 shares of Common Stock (the “Third Closing”). The Third Tranche Notes are convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $3.78 (the “Fixed Conversion Price”) or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective date set forth in a Notice of Conversion (as defined in the Notes) (each, a “Conversion Date”) delivered by an Investor to the Company (the “Alternate Conversion Price”, and together with the Fixed Conversion Price, the “Conversion Price”). The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of Common Stock (or Common Stock Equivalents) below the then effective Conversion Price. The Company plans to use a portion of the proceeds from the sale of the Third Tranche Notes for general working capital.

Entry into Securities Purchase Agreement for Registered Direct Offering

On January 27, 2025, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with the Investors for the sale by the Company of 1,215,278 shares (the “RD Shares”) of Common Stock to the Investors, at a purchase price of $2.88 per share, in a registered direct offering (the “Registered Direct Offering”). Concurrently with the sale of the RD Shares, pursuant to the RD Purchase Agreement the Company also sold to the investors unregistered Common Stock purchase warrants (the “RD Warrants”) to purchase up to an aggregate of 1,215,278 shares of Common Stock (the “RD Warrant Shares”), in a private placement. Subject to certain beneficial ownership limitations, the RD Warrants are immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the RD Warrants. The closing of the sales of these securities under the RD Purchase Agreement occurred on or about January 29, 2025 (the “RD Closing Date”). The RD Warrants are exercisable for five years from the RD Closing Date.

The gross proceeds to the Company from the offerings were approximately $3,500,000, before deducting offering expenses, and excluding the proceeds, if any, from the exercise of the RD Warrants. The Company intends to use the net proceeds from the transactions for general corporate purposes, including the funding of certain capital expenditures.

Entry into Waiver and Consent Agreement

On or about January 27, 2025, the Company and the Investors entered into a Consent and Waiver Agreement (the “CWA”), relating to certain rights and prohibitions arising under the Purchase Agreement and the Notes. In the CWA, each of the Investors provided its consent under certain restrictive provisions, and waived certain rights, including, among other things, a right to participate in certain Qualified Financings (as defined in the CWA) made by us under the Purchase Agreement and the Notes, the prohibition on issuance of certain equity securities, and waiver of any potential liquidated damages arising under that certain Registration Rights Agreement by and between the Company and the Investors dated August 14, 2024, until March 31, 2025. As consideration for entering into the CWA, in the event that the VWAP of the Common Stock is less than the per share purchase price of the Common Stock sold to the Investors in the Registered Direct Offering on the Trading Day (as defined in the RD Purchase Agreement) immediately prior to the date that the Investors submit their first conversion notice to convert any portion of the Notes issued or to be issued in the Second Closing (as defined in the Purchase Agreement) or the Third Closing (as defined in the Purchase Agreement), respectively, into shares of Common Stock, the Company agreed to issue to the Investors: (i) that number of shares of Common Stock equal to (a) the quotient of (I) aggregate purchase price to be paid for all securities in the Registered Direct Offering, divided by (II) the price per share of Common Stock after giving effect to the VWAP-Based Adjustment (as defined below), minus (b) the number of shares of Common Stock issued, or to be issued, to the Investors at or upon the consummation of the Registered Direct Offering (the “Consideration Shares”), and (ii) Common Stock purchase warrants to purchase shares of Common Stock equal to 100% of the aggregate number of Consideration Shares to be issued, with an exercise price equal to the dollar value of the VWAP-Based Adjustment (the “Consideration Warrants”). For purposes of the CWA, the “VWAP Based-Adjustment” means that amount, in dollars, equal to the greater of either (a) the VWAP of the Common Stock on the Trading Day immediately prior to the date that the Investors submit their first conversion notice to convert any portion of the Notes issued and to be issued in the Second Closing or Third Closing into shares of the Company’s Common Stock, or (b) 80% of the closing price of the Common Stock on the Trading Day immediately prior to the closing of the Registered Direct Offering.

Anson Conversion Notices

From January 2, 2025 to January 3, 2025, the Company received conversion notices from Anson resulting in the conversion of the remaining principal of the First Tranche Note of $1.3 million of principal and interest in full from the First Tranche Note into 1,004,055 shares of Common Stock.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of December 31, 2024 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 in providing reasonable assurance of achieving the desired control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Item 9B. Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. Please refer to the proxy for more information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

		Incorporate by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith

1.1	At The Market Offering Agreement, dated August 14, 2023, by and between the Company and H.C. Wainwright & Co., LLC	8-K	1.1	08/14/2023
1.2	Underwriting Agreement, dated February 27, 2024, by and between NRx Pharmaceuticals, Inc. and EF Hutton LLC	8-K	1.1	02/28/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	5/28/2021
3.2	Second Amended and Restated By-Laws	8-K	3.2	5/28/2021
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	3.1	9/01/2023
4.1	Warrant Agreement, dated as of November 20, 2017, by and between BRPA and Continental Stock Transfer & Trust Company	8-K	4.2	11/22/2017
4.2	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees	8-K	4.3	11/22/2017
4.3	Common Stock Purchase Warrant, dated March 9, 2023 by and between NRX Pharmaceuticals, Inc. and Purchasers	8-K/A	4.1	3/14/2023
4.4	Form of Investor Warrant	8-K/A	4.1	6/07/2023
4.5	Form of Warrant Amendment Agreement	8-K/A	4.2	6/07/2023
4.6	Form of Investor Warrant	8-K	4.1	9/01/2023
4.7	Form of Underwriter’s Warrant	8-K	4.1	2/28/2024
4.8	Description of Capital Stock	10-K	4.8	3/29/2024
4.9	Form of Common Stock Purchase Warrant	10-K	4.9	3/29/2024
4.10	Form of Senior Secured Convertible Promissory Note to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement	8-K	4.1	8/14/2024
4.12	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement	8-K	4.2	8/14/2024
4.13	Form of Common Stock Purchase Warrant to be issued pursuant to that certain Securities Purchase Agreement, dated January 27, 2025.	8-K	4.3	1/29/2025
4.14	Form of Consideration Warrant to be issued pursuant to that certain Consent and Waiver Agreement, dated January 27, 2025.	8-K	4.4	1/29/2025

10.1	Form of Securities Purchase Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.1	8/24/2021
10.2	Form of Preferred Investment Options, dated as of August 23, 2021, by and among the Company and the Selling Securityholders.	8-K	10.2	8/24/2021
10.3	Form of Registration Rights Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.3	8/24/2021
10.4	Form of Lock-Up Agreement, dated as of August 19, 2021, by and among the Company, Jonathan Javitt and Daniel Javitt.	8-K	10.4	8/24/2021
10.5	Stock Escrow Agreement, dated November 20, 2017, between BRPA, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company	8-K	10.2	11/22/2017
10.6	Registration Rights Agreement among BRPA and Big Rock Partners Sponsor, LLC	8-K	10.3	11/22/2017
10.7	Agreement, dated November 17, 2018, among BRPA, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC	8-K	10.1	11/20/2018
10.8	Stock Escrow Agent Letter, dated November 17, 2018	8-K	10.2	11/20/2018
10.9	Registration Rights Assignment Agreement, dated November 17, 2018	8-K	10.3	11/20/2018
10.10	Amendment to the Stock Escrow Agreement, dated May 24, 2021, among BRPA, Continental Stock Transfer & Trust Company, and the stockholder parties thereto	8-K	10.6	5/28/2021
10.11	Lock-up Agreement, dated May 24, 2021, by and between BRPA and the stockholder parties identified therein	8-K	10.7	5/28/2021
10.12	Registration Rights Agreement, dated May 24, 2021, by and among NRx Pharmaceuticals, Inc., certain equityholders of the Registrant named therein and certain equityholders of NeuroRx named therein	8-K	10.8	5/28/2021
10.13	Sponsor Agreement, dated May 24, 2021, by and among BRPA, the Big Rock Partners Sponsor, LLC, and BRAC Lending Group LLC	8-K	10.9	5/28/2021
10.14	NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	S-4	10.22	5/21/2021
10.15	Form of Subscription Agreement	8-K	10.1	3/15/2021
10.16	Development and License Agreement, dated as of May 2, 2016, between Glytech LLC and NeuroRx	S-4	10.24	5/21/2021
10.17	Amendment to Development and License Agreement, dated as of October 19, 2016, between Glytech LLC and NeuroRx	S-4	10.25	5/21/2021
10.18	Second Amendment to Amended and Restated Development and License Agreement, dated as of June 13, 2018, between Glytech LLC and NeuroRx	S-4	10.26	5/21/2021
10.19	Third Amendment to Amended and Restated Development and License Agreement, dated as of April 16, 2019, between Glytech LLC and NeuroRx	S-4	10.27	5/21/2021
10.20	Fourth Amendment to Amended and Restated Development and License Agreement, dated as of December 31, 2020, between Glytech LLC and NeuroRx	S-4	10.28	5/21/2021

10.21	Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim	S-4	10.29	5/21/2021
10.22	License and Option Agreement, dated as of September 1, 2020, between The Research Foundation For The State University of New York and NeuroRx	S-4	10.30	5/21/2021
10.23	Binding Collaboration Agreement, dated as of September 18, 2020, between Relief Therapeutics Holding Aktiengesellschaft and its wholly owned subsidiary Therametrics Discovery Aktiengesellschaft and NeuroRx	S-4	10.31	5/21/2021
10.24	Exclusive Distribution Agreement, dated as of September 25, 2020, between NeuroRx and Cardinal Health 105, Inc.	S-4	10.32	5/21/2021
10.25	Executive Employment Agreement, dated May 20, 2015, between NeuroRx and Jonathan C. Javitt	S-4	10.33	5/21/2021
10.27	Amendment to “Work for Hire” Agreement, dated as of October 23, 2016, between NeuroRx and 20REBes Consulting LLC — Robert Besthof	S-4	10.35	5/21/2021
10.29	Feasibility Study and Material Transfer Agreement, dated as of January 6, 2021, by and between NeuroRx and TFF Pharmaceuticals, Inc.	S-4	10.37	5/21/2021
10.30	Manufacturing Supply Agreement, dated as of August 25, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.38	5/21/2021
10.31	Amendment #1 to Manufacturing Supply Agreement, dated as of September 2, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.39	5/21/2021
10.32	Amendment #2 to Manufacturing Supply Agreement, dated as of November 5, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.40	5/21/2021
10.33	Amendment #3 to Manufacturing Supply Agreement, dated as of February 5, 2021, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.41	5/21/2021
10.34	Share Subscription Facility Agreement, dated as of October 18, 2019, among NeuroRx, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-4	10.42	5/21/2021
10.35	Common Stock Purchase Warrant dated March 28, 2021	S-4	10.43	5/21/2021
10.36	Clinical Trial Participation Agreement, dated as of December 17, 2020, by and between Quantum Leap Health Care Collaborative and NeuroRx	S-4	10.44	5/21/2021
10.38	Voting Agreement by and between Jonathan Javitt and Daniel Javitt	8-K	10.34	5/28/2021
10.39	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.	10-Q	10.1	11/15/2021
10.40	Form of Securities Purchase Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.1	2/03/2022

10.41	Form of Preferred Investment Options, dated as of February 2, 2022, by and among the Company and the holders.	8-K	10.2	2/03/2022
10.42	Form of Registration Rights Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.3	2/03/2022
10.43	Form of Placement Agent Preferred Investment Option, dated as of February 2, 2022 by and among the Company and H.C. Wainwright & Co., LLC.	8-K	10.4	2/03/2022
10.44	Consulting Agreement, dated March 8, 2022, by and between the Company and Dr. Jonathan Javitt	8-K	10.1	3/09/2022
10.46	Executive Employment Agreement, dated June 13, 2022, by and between NRx Pharmaceuticals, Inc. and Seth Van Voorhees	10-Q	10.1	8/15/2022
10.47	Executive Employment Agreement, dated July 12, 2022, by and between NRx Pharmaceuticals, Inc. and Stephen Willard	10-Q	10.1	11/14/2022
10.48	Share Purchase Agreement, dated November 4, 2022, by and between NRx Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.1	11/09/2022
10.49	Form of Note, dated November 4, 2022, by and between NRX Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.2	11/09/2022
10.50	Form of Guarantee, dated November 4, 2022, by and between NeuroRx, Inc. and Streeterville Capital, LLC	8-K	10.3	11/09/2022
10.51	Settlement Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.54	5/01/2023
10.52	Asset Purchase Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.55	5/01/2023
10.53	Share Purchase Agreement, dated March 8, 2023, by and between NRx Pharmaceuticals, Inc. and Purchasers	8-K/A	10.1	3/14/2023
10.54+	Pill Tracker Supplemental Task Order, dated November 15, 2021.	10-K	10.46	3/31/2022
10.55	Amendment to Consulting Agreement, dated March 29, 2023, by and between the Company and Dr. Jonathan Javitt.	10-K	10.55	3/29/2024
10.56+	Development and License Agreement, dated as of June 2, 2023, by and among the Company and Alvogen.*	8-K	10.1	6/05/2023
10.57	Form of Securities Purchase Agreement	8-K/A	10.1	6/07/2023
10.58	Lock-Up Agreement	8-K/A	10.2	6/07/2023
10.59	Amendment to Convertible Promissory Note, dated June 30, 2023, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	10-Q	10.1	8/14/2023
10.60	Confidential Settlement Agreement and Release, dated July 17, 2023, by and between NRx Pharmaceuticals, Inc., NeuroRx, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS	10-K	10.60	3/29/2024
10.61	Form of Securities Purchase Agreement	8-K	10.1	9/01/2023

10.62	Client Agreement, dated August 31, 2023, by and between NRx Pharmaceuticals, Inc. and LS Associates, a division of LifeSci Advisors, LLC Associates.	8-K	10.1	9/14/2023
10.63	First Amendment to NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	12/29/2023
10.64	First Amendment to Exclusive, Global Development, Supply, Marketing & License Agreement, dated February 7, 2024, by and between NRx Pharmaceuticals, Inc., Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd.	10-K	10.64	3/29/2024
10.65	Amendment #3 to Convertible Promissory Note, dated February 9, 2024, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	8-K	10.1	2/14/2024
10.66	Form of Securities Purchase Agreement, dated February 29, 2024	10-K	10.66	3/29/2024
10.67	Securities Purchase Agreement, dated August 12, 2024, between NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.1	8/14/2024
10.68	Form of Security Agreement to be entered into by and among NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.2	8/14/2024
10.69	Form of Patent Security Agreement, to be entered into by and among NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.3	8/14/2024
10.70	Form of Registration Rights Agreement to be entered into by and among NRx Pharmaceuticals, Inc. and the parties signatory thereto	8-K	10.4	8/14/2024
10.71	Form of Subsidiary Guarantee to be entered into by and among NRx Pharmaceuticals, Inc. and the purchasers signatory thereto	8-K	10.5	8/14/2024
10.72	Settlement Agreement and Release of Claims, dated August 12, 2024, between the Company and Streeterville Capital, LLC.	8-K	10.6	8/14/2024
10.73	Employment Agreement between Michael Abrams and NRx Pharmaceuticals, Inc., dated November 18, 2024	8-K	10.1	11/20/2024
10.74	Term Sheet, dated as of January 5, 2025, between the Company and JGS Holdings LLC	8-K	10.1	1/10/2025
10.75+	Securities Purchase Agreement, dated January 27, 2025, by and among the Company and the purchaser signatories thereto.	8-K	10.2	1/29/2025
10.76	Consent and Waiver Agreement, dated January 27, 2025, by and among the Company and the signatories thereto.	8-K	10.3	1/29/2025
10.77	Form of Amended and Restated Securities Purchase Agreement, dated as of January 28, 2025, by and among the Company and the Investor.	8-K	10.1	2/3/2025
10.78	Form of Second Amended and Restated Securities Purchase Agreement, dated as of February 3, 2025, by and among the Company and the Investor.	8-K	10.2	2/3/2025
14.1	NRx Pharmaceuticals, Inc. Code of Conduct	10-K/A	14.1	4/29/2024
16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated November 21, 2023	8-K/A	16.1	11/22/2023
19.1	NRx Pharmaceuticals, Inc. Securities Trading Policy				X
23.1	Consent of Independent Registered Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	NRx Pharmaceuticals, Inc. Compensation Recovery Policy	10-K	97.1	3/29/2024
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2025.

NRX PHARMACEUTICALS, INC.

By:	/s/ Jonathan Javitt
Jonathan Javitt
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Jonathan Javitt	Chairman and Interim Chief Executive Officer	March 14, 2025
Jonathan Javitt	(Principal Executive Officer)

/s/ Michael Abrams	Chief Financial Officer	March 14, 2025
Michael Abrams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. Flynn	Director	March 14, 2025
Patrick J. Flynn

/s/ Chaim Hurvitz	Director	March 14, 2025
Chaim Hurvitz

/s/ Dennis McBride	Director	March 14, 2025
Dennis McBride

/s/ Michael Taylor	Director	March 14, 2025
Michael Taylor