Form 10-K/A
period 2024-12-31
NRX Pharmaceuticals, Inc.
filed 2025-04-30
CIK 1719406

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

As of April 30, 2025, the registrant had 17,224,929 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) amends the Annual Report on Form 10-K of NRx Pharmaceuticals, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2025 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

INDEX

ANNUAL REPORT ON FORM 10-K/A

References in this Annual Report on Form 10-K/A to “NRx Pharmaceuticals,” “NRx,” the “Company,” “we,” “us,” “our,” or similar references mean NRx Pharmaceuticals, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth, as of the date of this Form 10-K/A, certain information regarding our executive officers and the members of the board of directors (the “Board”) of the Company who are responsible for overseeing the management of our business:

Name	Age	Position

Jonathan Javitt, M.D., M.P.H.	68	Chairman, Interim Chief Executive Officer and Chief Scientist
Riccardo Panicucci	65	Chief Manufacturing and Technology Officer
Matthew Duffy	63	Chief Business Officer
Michael Abrams	55	Chief Financial Officer and Treasurer
Patrick J. Flynn	76	Director, Audit & Compensation Committee Chair
Chaim Hurvitz	65	Director
Dennis McBride	71	Director, Nominating & Corporate Governance Committee Chair
Michael Taylor	50	Director

Executive Officer and Director Biographies

Jonathan Javitt, M.D., M.P.H.  Dr. Javitt, founder of the Company, serves as our Chairman, Interim Chief Executive Officer and Chief Scientist. Dr. Javitt additionally served as the Company’s Chief Executive Officer (“CEO”) from May 2021 until March 2022 and was elected Chairman in December 2023. He was the Co-founder, Chairman, and CEO of NeuroRx, Inc., which merged with the Company in May 2021. He participated in leading drug and medical device development and commercialization projects for Allergan, Alcon, Eyetech, Merck, Novartis, Pfizer, and Pharmacia and has led the Company’s regulatory and clinical development efforts from their inception. He has played leadership roles in seven successful healthcare IT and biopharma start-up companies. He was appointed to healthcare leadership roles under President Ronald Reagan, George H.W. Bush, Clinton and George W. Bush. During the Reagan and Bush ‘41 administrations, he was designated as an Expert Consultant to the Department of Health and Human Services. President Clinton designated him as a Special Government Employee of the White House Executive Office of the President to serve on the 1993 Health Reform Task Force. Under President George W. Bush, he was commissioned to lead the Healthcare Committee of the President’s Information Technology Advisory Committee and to serve as a Special Employee of the Undersecretary of Defense. Dr. Javitt has published more than 200 scientific works in the areas of health outcomes and pharmacoeconomics that have been cited more than 31,000 times. Dr. Javitt holds an A.B. with Honors from Princeton University, an M.D. from Cornell University and a Masters of Public Health from the Harvard Chan School of Public Health which designated him an Alumnus of Merit. He continues to serve as an adjunct Professor of Ophthalmology at the Johns Hopkins School of Medicine and as a Senior Fellow of the Potomac Institute for Policy Studies.

We re-elected Dr. Javitt to serve as Chairman, based on his substantial practical experience and expertise in drug development and his prior leadership in multiple private and public sector organizations.

Riccardo Panicucci, PhD. Dr. Panicucci joined the Company in March 2018 and has served as our Chief Technology and Manufacturing Officer since January 2021. Dr. Panicucci previously served as VP of Pharmaceutical Development Services at WuXi STA from February 2015 to March 2018, where he provided scientific leadership in formulation development and GMP manufacturing. In that capacity, he developed the original formulation for NRX-101. From 2004 to 2015, Dr. Panicucci served as Global Head of Chemical and Pharmaceutical Profiling (CPP) at Novartis. Dr. Panicucci has also led R&D groups at Vertex Pharmaceuticals, Symbollon Pharmaceuticals, Biogen, and Bausch & Lomb. He earned a Ph.D. in Chemistry from the University of Toronto and did a Post-Doctoral Fellowship at the University of California, Santa Barbara.

Matthew Duffy. Mr. Duffy joined the Company as Chief Business Officer in September 2023, and has served as co-CEO of the company's wholly-owned subsidiary, Hope Therapeutics, Inc., since February 2024. Mr. Duffy has forty years’ experience as a pharmaceutical executive and licensed Capital Markets professional. He has extensive drug development-to-market experience, including in CNS, beginning at Pfizer, Inc. in Sales Management and Marketing. He subsequently led drug commercialization activities at Medimmune (Synagis) as head of Marketing and Lev Pharmaceuticals (Cinryze) as head of Commercial Operations. Mr. Duffy has more than 20 years’ experience as a FINRA-licensed investment banker, buy-side and sell-side equity research analyst and Investor Relations professional. He has served as Managing Director at Roberts Mitani, LLC, LifeSci Partners, LLC, Laidlaw LTD, and co-founded Black Diamond Research, LLC, a sell-side equity research firm specializing in healthcare/biotechnology. He served on the Board of CorMedix, Inc. (Nasdaq:CRMD) and currently serves on the boards and/or management of Algorithm Sciences, Inc, Lucius Partners, LLC, Voltron Therapeutics, Inc, PD Theranostics, Inc and AerWave Medical, Inc. Mr. Duffy received his undergraduate degree in Economics from Duke University. He holds Series 7, 63 and 65 securities licenses.

Michael Abrams. Mr. Abrams has served as our Chief Financial Officer since November 2024. Prior to his appointment as our Chief Financial Officer, Mr. Abrams served as the Chief Financial Officer of Arch Therapeutics, Inc., a publicly traded biotechnology company, from May 2021 through January 2025, which he resigned from on February 3, 2025 after a brief transitional role. From February 2019 to April 2021, Mr. Abrams served as the Chief Financial Officer for RiseIT Solutions, Inc. where he helped return the business to profitability. From August 2009 to February 2019, Mr. Abrams served as the Chief Financial Officer of FitLife Brands, Inc., a publicly traded entity focused on the development of functional nutritional supplements to support an active, healthy lifestyle. Mr. Abrams earned his M.B.A. with Honors from the Booth School of Business at the University of Chicago and received his B.B.A. with Honors from the University of Massachusetts at Amherst as a William F. Field Alumni Scholar.

Patrick J. Flynn. Mr. Flynn has served as a member of our Board since May 2021, and is the Chair of our Audit Committee and Compensation Committee. Mr. Flynn previously served on the board of directors of NeuroRx, Inc., the predecessor to our company. and. Mr. Flynn is an entrepreneur with more than 35 years of senior executive experience. He has provided leadership to numerous successful organizations including start-ups and growth-stage companies and has served in a variety of roles, including Executive Chairman, board member, CEO, COO, CFO and advisor. Additionally, Mr. Flynn currently serves as an advisor to Good Measures where he was previously COO and responsible for the day-to-day operations of the company’s innovative approach to healthcare and nutrition services. Prior to joining Good Measures, Mr. Flynn was the co-founder of Predilytics, Inc. and served as Executive Chairman. Before joining Predilytics, Mr. Flynn contributed his expertise as COO and then as CEO to Health Dialog, where he helped build the business from an early-stage healthcare services organization and led its successful exit to BUPA, a global insurance company. Prior to this role, Flynn was a co-founder of Symmetrix, a management consulting firm specializing in healthcare and financial services. Mr. Flynn began his career with Bank of America where he held several positions over the course of 15 years, including Vice President of World Banking and Vice President of Risk Management. Mr. Flynn earned his B.S. in Finance from the Wharton School at the University of Pennsylvania.

We selected Mr. Flynn to serve on our Board because he brings to the Company over 30 years of audit compliance, entrepreneurship, business, and board experience.

Chaim Hurvitz. Mr. Hurvitz has served as a member of our Board since May 2021. Mr. Hurvitz served as a member of the board of directors of NeuroRx, Inc., the predecessor to our company, from May 2015. Mr. Hurvitz has served as the Chief Executive Officer of CH Health, a private venture capital firm, since May 2011. Mr. Hurvitz previously served as a member of the board of directors of Teva Pharmaceuticals Industries Ltd. from October 2010 to July 2014. Previously, he was a member of the senior management of Teva Pharmaceuticals Industries Ltd., serving as the President of Teva International Group from 2002 until 2010, as President and Chief Executive Officer of Teva Pharmaceuticals Europe from 1992 to 1999 and as Vice President — Israeli Pharmaceutical Sales from 1999 until 2002. Mr. Hurvitz is a founding investor and a director of Galmed Pharmaceuticals Ltd. Mr. Hurvitz presently serves as a member of the management of the Manufacturers Association of Israel and head of its pharmaceutical branch. Mr. Hurvitz holds a B.A. from Tel Aviv University.

We selected Mr. Hurvitz to serve as a director because he brings decades of pharmaceutical experience to the Board. In addition, Mr. Hurvitz brings international relationships to the Company that have, and will continue to add value to the execution of the Company’s business plan.

Dennis McBride, Ph.D. Dennis McBride, Ph.D., joined the Board in June 2024. Dr. McBride currently serves as the Chair of our Nominating and Corporate Governance Committee and has served as a research professor at Virginia Tech since May 2021. Dr. McBride has led numerous national and international initiatives in neuroscience and its interface with information technology, national security, and medical technology/drug development within the federal government, three of which are now multi-billion dollar enterprises. Dr. McBride also served as Director of the Acquisition and Innovation Research Center for the Department of Defense from February 2022 to February 2024, and as Vice President of Strategy and Innovation at Source America from December 2015 to December 2020. Dr. McBride began his career as a medical scientist in Naval Aviation and ergonomics and served in eight nationally prominent laboratories, including the Defense Advanced Research Projects Agency (DARPA), Naval Aerospace Medical Research Lab, Naval Research Lab, the Office of Naval Research, and the Naval Medical Research Institute. Upon retiring as a highly decorated senior officer (O-6), he assumed leadership of the Potomac Institute for Policy Studies, where he continues to serve as President Emeritus. Following his ten-year term, he was recruited back to the National Defense University to lead the Center for Technology and National Security Policy, culminating his government career as a Senior Executive-4 (Civilian equivalent to Rear Admiral/Vice Admiral). Dr. McBride has served as an adviser to Cabinet Secretaries, US Congressional Committees, and to corporate C-Suite executives. His educational background includes formal enrollment at the University of Georgia, Naval Aerospace Medical Institute (flight surgeon school), the University of Southern California, the London School of Economics, and Harvard Business School, earning a Ph.D. in experimental psychology, four master’s degrees, and an additional postdoctoral education in aviation medicine, systems engineering science, and strategic disruption. He has published widely and was elected by faculty in 1999 to full professor. Dr. McBride has served at multiple universities in colleges of Arts & Sciences, Engineering, Public Policy, and Medicine. For the past 12 years, Dr. McBride has served as an adjunct Professor at Georgetown University School of Medicine and co-Director of Georgetown’s Regulatory Science Program.

We selected Dr. McBride to serve as a director because he brings decades of high-level science experience to the Board. In addition, Dr. McBride brings important new relationships to the Company that have, and will continue to add value to the execution of the Company’s business plan.

Michael Taylor was appointed to the Board in January, 2025. Mr. Taylor is a 25-year veteran in the global credit business, focused on special situations and capital formation, and currently serves as a consultant to Hope Therapeutics, Inc., a wholly-owned subsidiary of the Company. Mr. Taylor previously served as a Partner of the Adi Dassler International Family office wealth advisory firm from August 2016 to February 14, 2023, as Managing Director at Oppenheimer & Co. Inc. from June 2011 to August 2016, a New York-based full-service brokerage and investment bank, focusing on complex debt structuring and transactions and multijurisdictional capital formation, and as Managing Director of Institutional Fixed Income Trading and Alternative Investments at Stone & Youngberg LLC, a private investment firm, from July 2004 to June 2011. Mr. Taylor began his career with Morgan Stanley as a Bond Trader. Mr. Taylor holds a Bachelor of Science degree in Economics & International Relations from the London School of Economics.

Mr. Taylor brings decades of experience in the capital markets and capital formation, which is expected to add value in the ongoing development of the Company and planned growth of Hope Therapeutics.

Board Composition and Election of Directors

Classified Board of Directors

In accordance with our Second Amended and Restated Certificate of Incorporation (the “Charter”) and our Second Amended and Restated Bylaws (the “Bylaws”), our Board is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the third annual meeting of stockholders following election. Our directors are divided among the three classes as follows:

●	the Class I directors are Chaim Hurvitz and Michael Taylor, and their terms expire at our 2025 annual meeting of stockholders;

●	the Class II director is Dennis McBride, Ph.D., and his term will expire at the 2026 annual meeting of stockholders; and

●	the Class III directors are Patrick J. Flynn and Jonathan Javitt, M.D., M.P.H., and their terms will expire at the 2027 annual meeting of stockholders.

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

Director Independence

Our Board has determined that Messrs. Flynn, Hurvitz, McBride and Taylor are “independent directors” as defined in the Nasdaq Stock Market (“Nasdaq”) listing standards and applicable SEC rules.

Committees of the Board of Directors

Our Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and standing committees. Our Board has established the following three standing committees: Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. Our Board has adopted written charters for each of these committees, copies of which are available under the Corporate Governance section of our corporate website at www.nrxpharma.com. The information contained in, or accessible through, our website does not constitute a part of this Amendment. We have included our website address in this Amendment solely as an inactive textual reference.

The chart below reflects the standing committees of our Board and the composition of each committee as of the date of this Amendment:

Committees
Director Name	Audit	Compensation	Nominating and Governance
Jonathan Javitt, M.D., M.P.H.
Patrick J. Flynn	CC	CC
Chaim Hurvitz	X	X	X
Dennis McBride Ph.D.		X	CC
Michael Taylor	X		X

CC – Committee Chair
X – Member

Audit Committee

Our Audit Committee consists of Messrs. Flynn, Hurvitz, and Taylor, with Mr. Flynn serving as chair. Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq rules require that our Audit Committee be composed entirely of independent members. Our Board has affirmatively determined that Messrs. Flynn, Hurvitz, and Taylor each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that each of Messrs. Flynn, Hurvitz, and Taylor qualifies as an “Audit Committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee met four times during the year ended December 31, 2024. Our Board has adopted a written charter for the Audit Committee. The complete text of the Audit Committee’s current charter is available on our website at www.nrxpharma.com.

Pursuant to its charter, the Audit Committee is primarily responsible for, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;

●	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related person transactions; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

Our Compensation Committee consists of Messrs. Flynn, Hurvitz, and McBride, with Mr. Flynn serving as chair. Our Board has affirmatively determined that Messrs. Flynn, Hurvitz, and McBride each meet the definition of “independent director” for purposes of serving on the Compensation Committee under the Nasdaq rules, including the heightened independence standards for members of a Compensation Committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. The Compensation Committee met two times during the year ended December 31, 2024. Our Board has adopted a written charter for the Compensation Committee. The complete text of the Compensation Committee’s current charter is available on our website at www.nrxpharma.com.

Pursuant to its charter, the Compensation Committee is primarily responsible for, among other things:

●

reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving, (either alone or, if directed by our Board, in conjunction with a majority of the independent members of the Board) the compensation of our Chief Executive Officer;

●	overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our Board regarding the compensation of our other executive officers;

●	reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans, policies and programs;

●	reviewing and approving all employment agreement and severance arrangements for our executive officers;

●	making recommendations to our Board regarding the compensation of our directors; and

●	retaining and overseeing any compensation consultants.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. McBride, Hurvitz and Taylor, with Dr. McBride serving as chair. Our Board has affirmatively determined that Messrs. McBride, Hurvitz and Taylor each meet the definition of “independent director” under the Nasdaq rules. The Nominating and Corporate Governance Committee did not meet during the year ended December 31, 2024. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee. The complete text of the Nominating and Corporate Governance Committee’s current charter is available on our website at www.nrxpharma.com.

Pursuant to its charter, the Nominating and Corporate Governance Committee is primarily responsible for, among other things:

●	identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board;

●	overseeing succession planning for our Chief Executive Officer and other executive officers;

●	periodically reviewing our Board’s leadership structure and recommending any proposed changes to our Board;

●	overseeing an annual evaluation of the effectiveness of our Board and its committees; and

●	developing and recommending to our Board a set of corporate governance guidelines.

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

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees, and consultants and contractors to the Company, designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A form of the Insider Trading Policy is filed with the SEC as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Director Attendance at Meetings

The Company encourages and expects all of its directors to attend the meetings of the Board. During the fiscal year ended December 31, 2024, the Board met four times. Each member of our Board attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director), and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served).

Board Leadership Structure

The Company does not have a formal policy regarding whether to separate the Chairman and Principal Executive Officer positions. Our Board believes that the decision to combine or separate the Chairman and Principal Executive Officer positions depends on the facts and circumstances facing the Company at a given time and could change over time. Currently, Dr. Javitt serves as our Interim Chief Executive Officer, Principal Executive Officer (the “PEO”) and Chairman of the Board of the Company.

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

Policies Governing Director Nominations

Securityholder Recommendations

Our Bylaws provide that nominations of any person for election to the Board at an annual meeting may be made at such meeting by a stockholder present in person virtually (A) who was a record owner of shares of the Company both at the time of giving the notice provided for in the Bylaws and at the time of the Annual Meeting, (B) is entitled to vote at the Annual Meeting, and (C) has complied with the Bylaws as to such notice and nomination.

All stockholder recommendations for director candidates must be submitted to our Secretary at NRx Pharmaceuticals, Inc., 1201 North Market Street, Suite 111, Wilmington, Delaware 19801, who will forward all recommendations to the Nominating and Corporate Governance Committee. All stockholder recommendations for director candidates for the Annual Meeting must be submitted to our Secretary on or before May 8, 2025, and must include the following information:

●	the name and address of the stockholder (including, if applicable, the name and address that appear on the Company’s books and records);

●	the class or series and number of shares of the Company that are, directly or indirectly, owned of record or beneficially owned by the stockholder;

●

the full notional amount of any securities that, directly or indirectly, underlie any “derivative security” that constitutes a “call equivalent position” and that is, directly or indirectly, held or maintained by such Proposing Person with respect to any shares of any class or series of shares of the Company;

●	the name and address of the proposed director candidate (including, if applicable, the name and address that appear on the Company’s books and records);

●	the class or series and number of shares of the Company that are, directly or indirectly, owned of record or beneficially owned by the proposed director candidate, if applicable;

●

all information relating to such proposed director candidate that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14(a) under the Exchange Act (including such candidate’s written consent to being named in a proxy statement as a nominee and to serving as a director if elected);

●

a description of any direct or indirect material interest in any material contract or agreement between or among the stockholder, on the one hand, and each proposed director candidate for nomination or his or her respective associates or any other participants in such solicitation, on the other hand; and

●	a completed and signed questionnaire, representation and agreement, as specified in the Bylaws.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes of ownership of such securities with the SEC.

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended December 31, 2024, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

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

Summary Compensation Table

The following summary compensation table and narrative disclosure sets forth information regarding all compensation awarded to, earned by, or paid to our Named Executive Officers, which consist of (a) any persons who served as our principal executive officer during any part of the year ended December 31, 2024; (b) each of our two most highly compensated executive officers other than our principal executive officer who served as executive officers at the end of the year ended December 31, 2024; and (c) up to two additional individuals for whom disclosure would have been provided under clause (b) but for the fact that the person was not serving as an executive officer at the end of the year ended December 31, 2024 (collectively, the “Named Executive Officers”).

Our “Named Executive Officers” for the year ended December 31, 2024 were (i) Jonathan Javitt, M.D., M.P.H., our Interim Chief Executive Officer, Chief Scientist and Chairman; (ii) Stephen H. Willard, our former Chief Executive Officer; (iii) Matthew Duffy, our Chief Business Officer; and (iv) Richard Narido, our former Chief Financial Officer.

2024 Summary Compensation Table

The following table presents information regarding the total compensation of our Named Executive Officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jonathan Javitt(3)(4)(5)(6)	2024	575,000	250,000				825,000
Chief Executive Officer, Chief Scientist and Chairman	2023	602,755	—	—	—	27,443	630,198

Stephen Willard(7)	2024	395,833					395,833
Former Chief Executive Officer	2023	500,000					500,000

Matthew Duffy(8)(9)	2024	338,000					338,000
Chief Business Officer	2023	60,000			99,000		159,000

Richard Narido(10)	2024	435,032					435,032
Former Chief Financial Officer	2023	255,015	—	—	43,000	—	298,015

(1)

Amount reflects the grant date fair value of restricted stock granted as an employee inducement award during 2024 or year 2023 as calculated in accordance with ASC Topic 718, See Note 10 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 14, 2025 (the “2024 Form 10-K”) for information regarding the assumptions used in calculating these amounts.

(2)

Amount reflects the grant date fair value of stock options granted during fiscal year 2024 or fiscal year 2023 as calculated in accordance with ASC Topic 718, See Note 10 to the consolidated financial statements contained in the Company’s 2024 Form 10-K for information regarding the assumptions used in calculating these amounts.

(3)	For Fiscal 2023, All Other Compensation reflects reimbursement for legal fees incurred.

(4)

Dr. Javitt served as Chief Executive Officer of the Company until his retirement on March 8, 2022, at which time he assumed the role of Chief Scientist and remained as a member of the Board of Directors. Dr. Javitt was appointed as Chairman of the Board on December 19, 2023. Dr. Javitt was appointed Interim Chief Executive Officer on October 7, 2024 upon the resignation of Mr. Willard.

(5)	Amount reported reflects (i) $0 in base salary, (ii) $602,755 in consulting fees, and (iii) $27,443 in reimbursement for legal expenses for Fiscal 2023.

(6)	Amount reported reflects (i) $0 in base salary, and (ii) $575,000 in consulting fees for Fiscal 2024.

(7)	Mr. Willard was appointed Chief Executive Officer on July 12, 2022 and resigned effective October 7, 2024.

(8)

Amount reported reflects (i) $0 in base salary; (ii) $60,000 in consulting fees; and, (iii) the issuance of options to purchase up to 30,000 shares of Common Stock with a FMV of $99,000 in Fiscal 2023.

(9)	Amount reported reflects (i) $0 in base salary; and (ii) $338,000 in consulting fees.

(10)

Mr. Narido was appointed as Interim Chief Financial Officer in September 2023 through a consulting agreement with LifeSci Advisors. The amounts reflected above account for total payments to LifeSci Advisors inclusive of their mark up. Mr. Narido ceased to be the Interim Chief Financial Officer of the Company in connection with the appointment of Mr. Abrams as Chief Financial Officer on November 18, 2024.

Narrative to Summary Compensation Table

Base Salaries and Compensation

Our Named Executive Officers receive an annual base salary or annual rate of compensation to compensate them for services rendered. The base salary or annual rate of compensation payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For the year ended December 31, 2024: (i) Dr. Javitt was compensated through an annual consulting agreement that was set at $575,000; (ii) Mr. Willard’s annual base salary was set at $500,000; (iii) Mr. Duffy was compensated through a consulting agreement at a rate of $360,000 per annum; and (iv) Mr. Narido’s compensation for 2024 was via a consulting agreement with LifeSci Advisors, LLC.

Cash Bonus Compensation

Pursuant to certain employment and other contractual agreements, (i) Dr. Javitt is eligible for an annual performance-based bonus with a minimum target of $250,000; and, (ii) Mr. Willard was eligible to receive a discretionary annual performance-based cash bonus with a target equal to 50% of base salary.

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

Option Awards

During 2024, the Company did not issue any options to purchase shares of Common Stock or any other equity awards under the Omnibus Plan.

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

Mr. Willard resigned from the Company effective October 7, 2024.

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

The Javitt Consulting Agreement was amended on March 29, 2023 (the “Javitt Consulting Agreement Amendment”) to renew the agreement in annual increments, commencing on March 8, 2024, unless either party provides notice of termination. The Javitt Consulting Agreement Amendment provides for: (i) an annual consulting fee of $575,000, payable in monthly installments; (ii) eligibility for an annual performance-based bonus with a minimum target of $250,000; and (iii) subject to Board approval, a grant of 50,000 shares of restricted stock that will vest (x) 50% on the date upon which the Food and Drug Administration files the Company’s new drug application for the Antidepressant Drug Regimen (as defined therein) and (y) 50% on the date upon which the Food and Drug Administration has both approved the Company’s Antidepressant Drug Regimen and listed the Company’s Antidepressant Drug Regiment in the Food and Drug Administration’s “Orange Book.”

Dr. Javitt was appointed Interim Chief Executive Officer on October 7, 2024 upon the resignation of Mr. Willard.

Duffy Consulting Agreement

Pursuant to a consulting agreement between the Company and Mr. Duffy, dated September 1, 2023 (the “Duffy Consulting Agreement”), Mr. Duffy committed to provide consulting services to the Company as its Chief Business Officer. The Duffy Consulting Agreement provided for a monthly consulting fee of $30,000 per month following a six month interim period at a rate of $15,000 per month. The Duffy Consulting Agreement also provided for (i) payment of necessary and reasonable expenses, and (ii) an initial grant of 20,000 incentive stock options with a three year vesting schedule, which were cancelled prior to vesting. Mr. Duffy was subsequently named Co-Chief Executive Officer of Hope Therapeutics, Inc. (“Hope”), which was incorporated as a wholly-owned subsidiary of the Company in February 2024. Mr. Duffy did not receive any additional compensation in connection with his role at Hope.

Abrams Employment Agreement

Pursuant to the terms of an employment agreement entered into on November 18, 2024 (the “Employment Agreement”), Mr. Abrams will serve as Chief Financial Officer of the Company for a one-year term, which term shall be automatically extended thereafter for successive one-year terms, until terminated in accordance with the terms of the Employment Agreement. The Employment Agreement provides that Mr. Abrams will receive an annual base salary (“Base Salary”) in the amount of $325,000, subject to an initial period rate of 50% of the Base Salary until the earlier of (i) a Qualified Financing, as defined in the Employment Agreement; or (ii) February 1, 2025, which date may be extended by mutual agreement of Mr. Abrams and the Company.

The Employment Agreement further provides for (i) a grant, pursuant to the terms of the Company’s 2021 Omnibus Incentive Plan (the “Plan”), of 50,000 stock options at an exercise price equal to the closing price of the Company’s common stock on the date announcing the closing of the aforementioned Qualified Financing (the “Options”) at such time as of the aforementioned Qualified Financing occurs, which Options shall vest over a three-year period; (ii) an annual bonus in the amount of up to 40% of the Base Salary amount, to be determined at the discretion of executive management and subject to approval by the Compensation Committee of the Board of Directors of the Company; (iii) reimbursement of reasonable business expenses; and (iv) eligibility to participate in customary benefits offered to other executives of the Company. The Employment Agreement also contains certain non-competition, non-solicitation and confidentiality provisions.

Narido Consulting Agreement

In connection with Mr. Narido’s commencement of employment with us in September 2023, we entered into a consulting agreement (the “LifeSci Agreement”) with LS Associates, a division of LifeSci Advisors, LLC (“LifeSci”), pursuant to which LifeSci will provide certain consulting services to the Company, including but not limited to, arranging for the provision of the Company’s the Interim Chief Financial Officer. In connection with the LifeSci Agreement, on September 13, 2023, the Company appointed Richard Narido, 46, to serve as Interim Chief Financial Officer of the Company. As Interim Chief Financial Officer, Mr. Narido will serve as the Company’s principal financial officer and principal accounting officer. The LifeSci Agreement has a term of two years commencing from the date of the LifeSci Agreement. Pursuant to the LifeSci Agreement, the Company may not knowingly solicit work of any kind (including but not limited to paid and unpaid advice, information, or content), or propose or agree to any kind of consulting, advisory, directorship, or employment arrangement, with any professional that LifeSci first introduces to the Company for a period of one year from the Company’s most recent engagement with or including the professional, without paying a placement fee equal to 15% of such professional’s starting annual base salary and target annual bonus, whether discretionary or quarantined. The LifeSci Agreement also contains certain noncompetition, non-solicitation and confidentiality provisions customary to such agreements.

Mr. Narido ceased to be the Interim Chief Financial Officer of the Company in connection with the appointment of Mr. Abrams as Chief Financial Officer on November 18, 2024.

Outstanding Equity Awards at 2024 Fiscal Year End

There were no shares of Common Stock underlying outstanding equity incentive plan awards for any Named Executive Officer as of December 31, 2024.

Health, Welfare and Retirement Plans

We do not maintain a 401(k) defined contribution plan or any other employee benefit plans or programs.

Clawback

Our Board adopted the NRx Pharmaceuticals, Inc. Compensation Recovery Policy (the “Clawback Policy”), on November 20, 2023. The Clawback Policy is designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) is subject to recoupment. A copy of the Clawback policy is filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 29, 2024.

Potential Payments upon Termination or Change in Control

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

Abrams Employment Agreement

In the event Mr. Abrams’ employment is terminated by either party for any reason, Mr. Abrams will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date; (ii) any unreimbursed business expenses properly incurred; and (iii) any employee benefits to which Mr. Abrams may be entitled under the Company’s employee benefit plans or programs which Mr. Abrams participates as of the date of termination of Mr. Abrams’ employment. If Mr. Abrams’ employment is terminated other than for Cause within three months of employment, subject to certain conditions set forth in the Employment Agreement (including the execution and non-revocation of a general release of claims), the Company shall provide Mr. Abrams with severance pay equal to the Base Salary for a period of 60 days from the date of termination. If Mr. Abrams’ employment is terminated other than for Cause after three months of employment, subject to certain conditions set forth in the Employment Agreement (including the execution and non-revocation of a general release of claims), the Company shall provide Mr. Abrams with (i) severance pay equal to the sum of the Base Salary at the rate in effect on the date of termination from the date of termination through three months if in the first 90 days of employment, plus one month every two months of further employment, up to a total of 6 months; and (ii) the immediate vesting of all unvested equity compensation.

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

Willard Restricted Stock Award

Unless otherwise agreed, if Mr. Willard’s employment with the Company is terminated without Cause (other than for death or disability) or Mr. Willard resigns for Good Reason (each as defined in Mr. Willard’s employment agreement, and such termination, a “Qualifying Termination”), Mr. Willard will vest in a pro rata portion of the restricted stock. In the event of a Qualifying Termination on or within 12 months following a Change in Control (as defined in the Omnibus Plan), all of the shares of restricted stock will vest. In connection with Mr. Willard’s termination, all unvested shares of restricted stock were forfeited.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2024.

Plan Type	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	121,833	(2)(3)	$22.36	380,182
Equity compensation plans not approved by security holders	—		—	—

(1)	Includes awards granted pursuant to the Omnibus Plan.
(2)

As of December 31, 2024, there were 380,182 shares of Common Stock authorized for issuance pursuant to awards under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the number of shares available for issuance thereunder will automatically increase each fiscal year beginning with the year ended December 31, 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the Omnibus Plan are issued and outstanding, or (b) such number of shares determined by the Board.

(3)

Excludes rights outstanding under the 2016 Omnibus Incentive Plan. As of December 31, 2024, there were 70,168 securities to be issued upon exercise of outstanding options, warrants and rights pursuant to our 2016 Omnibus Incentive Plan, with a weighted-average exercise price of $31.22 per share, which were assumed by Big Rock Partners Acquisition Corporation and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share in connection with the May 2021 merger. No further grants or awards will be made under the 2016 Omnibus Incentive Plan.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

Option grants to employees, executive officers and non-employee directors are made by the Compensation Committee (the "Committee") under the NRx 2021 Omnibus Incentive Plan from time to time, as determined by the Committee.  The Committee does take material non-public information into account when determining the timing and terms of stock awards, in that if the Company determines that it is in possession of material non-public information on an anticipated grant date, the Committee expects to defer the grant until a date on which the Company is not in possession of material non-public information.  The Company does not time the release of material non-public information based on equity award grant dates or for the purpose of affecting the value of executive compensation.  For all stock option awards, the exercise price is the closing price of our common stock on the [market] on the last trading day preceding the grant date.

It has been the practice of our compensation committee over the previous years to review our results following the end of a fiscal year, review our financial plan and strategy for the current fiscal year, and, based on those reviews, grant refresh equity awards that could include stock options to our Named Executive Officers. Additionally, our compensation committee approves the granting of equity awards in connection with the commencement of employment or promotion of our Named Executive Officers, and from time to time as determined appropriate by our compensation committee. At times but infrequently, our compensation committee’s standard grant practices may result in a grant of stock options that coincide with a period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Director Compensation

Pursuant to our director compensation program, each member serving on our Board for the year ended December 31, 2024 was eligible to compensation for his or her service as follows:

●	Independent Board member: $60,000 annual retainer plus an annual equity grant.

●	Chairman of the Board: $25,000 annual retainer.

●	Board Committee Chair: $15,000 annual retainer.

Summary Director Compensation Table

The following table shows for the year ended December 31, 2024, certain information with respect to the compensation paid to and/or accrued for our non-employee directors. As Named Executive Officers for the year ended December 31, 2024, Mr. Willard’s and Dr. Javitt’s compensation is shown in the Summary Compensation Table. Mr. Willard and Dr. Javitt did not receive any additional compensation for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Patrick J. Flynn	90,000	-	90,000
Chaim Hurwitz	70,000	-	70,000
Dennis McBride(2)	38,462	-	38,462
Janet Rehnquist(3)	70,000	-	70,000

(1)

Amounts reflect the full grant date fair value of stock options awarded under our Omnibus Plan during 2024, computed in accordance with the requirements of FASB ASC 718. As of December 31, 2024, (i) Messrs. Flynn and Hurwitz each held options to purchase up to 16,650 shares of Common Stock; (ii) Dr. McBride held options to purchase up to 6,320 shares of Common Stock, and (ii) Ms. Rehnquist did not own any options to purchase shares of Common Stock.

(2)	Dr. McBride joined the Board in June 2024.

(3)	Ms. Rehnquist served as a member of the Board until her resignation in January 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of April 29, 2025 by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

●	each of our Named Executive Officers and directors; and

●	all of our executive officers and directors as a group.

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

The beneficial ownership of our Common Stock is based on 17,224,929 shares of Common Stock issued and outstanding as of April 29, 2025.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Named Executive Officers
Michael Abrams(1)	-	*
Matthew Duffy(2)	10,000	*
Patrick J. Flynn(3)	149,357	*
Chaim Hurvitz(4)	238,130	1.4%
Jonathan Javitt(5)	1,516,634	8.8%
Dennis McBride, Ph.D.(6)	5,328	*
Michael Taylor(7)	-	*
All Executive Officers and Directors as a Group (6 persons)	1,919,449	11.1%

5%+ Stockholders
Glytech, LLC(7)	963,480	5.6%

* Indicates less than 1%

(1)	Excludes options to purchase up to 50,000 shares of Common Stock subject to unsatisfied time-based vesting conditions.
(2)

Includes options to purchase up to 10,000 shares of Common Stock, which are vested. Excludes options to purchase up to 125,000 shares of Common Stock subject to unsatisfied time-based vesting conditions.

(3)

Consists of (i) 36,234 shares of Common Stock held by Nash-Flynn Investments, LLC, (ii) 8,042 shares of Common Stock held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iii) 88,256 shares of Common Stock issuable upon exercise of fully vested warrants held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iv) 175 shares of Common Stock held by Patrick J. Flynn, and (v) options to purchase up to 16,650 shares of Common Stock, which are vested. Excludes options to purchase up to 50,000 shares of Common Stock subject to unsatisfied time-based vesting conditions. Patrick J. Flynn is the owner of Nash-Flynn Investments, LLC and trustee of the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust.

(4)

Consists of (i) 143,635 shares of Common Stock held by Shirat HaChaim Ltd., (ii) 20,845 shares of Common Stock held by CH Health-Private Venture Capital Ltd, (iii) 57,000 shares of Common Stock held by Chaim Hurvitz individually, and (iv) options to purchase up to 16,650 shares of Common Stock, which are fully vested. Excludes options to purchase up to 25,000 shares of Common Stock subject to unsatisfied time-based vesting conditions. Chaim Hurwitz is the owner of Shirat HaChaim Ltd. and CH Health-Private Venture Capital Ltd.

(5)

Consists of (i) 1,260,000 shares of Common Stock held by the Jonathan Javitt Living Trust, (ii) 142,000 shares of Common Stock held by The Javitt 2012 Irrevocable Dynasty Trust (the “Javitt Dynasty Trust”), (iii) 84,634 shares of Common Stock held by Jonathan Javitt individually, and (iv) 30,000 shares of Common Stock held by the Jonathan Javitt Donor Advised Fund. Excludes 125,000 options to purchase up to 125,000 shares of Common Stock subject to unsatisfied time-based vesting conditions. Jonathan Javitt, M.D., M.P.H. is the trustee of the Jonathan Javitt Living Trust and the primary advisor of the Jonathan Javitt Donor Advised Fund. Dr. Javitt is not a trustee or beneficiary of the Javitt Dynasty Trust, and no beneficiary of the Javitt Dynasty Trust resides in Dr. Javitt’s household. Dr. Javitt disclaims beneficial ownership of the securities held by the Javitt Dynasty Trust.

(6)

Consists of options to purchase options to purchase up to 5,328 shares of Common Stock, which are fully vested. Excludes options to purchase up to 25,992 shares of Common Stock subject to unsatisfied time-based vesting conditions.

(7)	Excludes options to purchase up to 25,000 shares of Common Stock subject to unsatisfied time-based vesting conditions.
(8)

Based on the Schedule 13D filed jointly by Daniel Javitt and Glytech, LLC with the SEC on September 13, 2022, the holdings consist of an aggregate of 987,291 shares of Common Stock held by Glytech, LLC, as amended by the Form 4 filed by Daniel Javitt on December 1, 2022 to reflect a revised aggregate of 963,480 shares of Common Stock held by Glytech, LLC.. Glytech, LLC is owned by Daniel Javitt, who is the inventor of the patents that underline NRX-101 and the brother of Jonathan Javitt, M.D., M.P.H., the Chairman and Chief Scientist of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2024 to which we have been a party in which the amount involved exceeded or will exceed $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the “Executive Compensation” section of this Form 10-K/A. We also describe below certain other transactions with our directors, executive officers and stockholders.

Support Services

We license patents owned by Glytech LLC, which is solely owned by Daniel C. Javitt, the brother of Jonathan Javitt, the Interim Chief Executive Officer, Chairman and Chief Scientist of the Company. For the years ended December 31, 2024 and 2023, the Company paid and/or accrued related to Glytech LLC $276,938 and $291,088, respectively, for continuing research and development, technology support services and reimbursed expenses. These support services are ongoing. Glytech LLC’s support includes both non-clinical and clinical research in support of the expansion of our intellectual property portfolio.

In addition, we pay Zachary Javitt, the son Jonathan Javitt, for services related to the Company’s marketing and brand development, identification and execution of activities related to the potential acquisition of psychiatry clinics for the Company’s wholly-owned subsidiary, Hope Therapeutics, Inc., and development of the Company’s public communications strategies under the supervision of our Chief Executive Officer, who is responsible for assuring that the services are provided on financial terms that are consistent with market. We paid Zachary Javitt a total of $223,549 and $191,677 during the years ended December 31, 2024 and 2023, respectively.

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

Salberg & Company, P.A (Boca Raton, FL PCAOB ID No. 106) (“Salberg”) served as our independent auditor for the years ended December 31, 2024 and December 31, 2023. The Company also incurred certain fees during the years ended December 31, 2024 and December 31, 2023 for audit services rendered by KPMG LLP. The Company incurred the following fees from Salberg and KPMG LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2024 and 2023:

	For the year ended December 31
	2024	2023
Audit fees, KPMG LLP(1)	$218,000	$595,000
Audit fees, Salberg and Company(1)	250,600	151,690
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total fees	$468,600	$746,690

(1)

Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with the May 2021 merger and follow-on public offering, and additional public offerings.

(2)	There were no audit-related fees billed in 2024 and 2023.
(3)	There were no tax-related fees billed in 2024 and 2023.
(4)	There were no other fees billed in 2024 and 2023.

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

(b) List of Exhibits.

The following is a list of exhibits filed with this Form 10-K/A.

		Incorporate by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith

1.1	At The Market Offering Agreement, dated August 14, 2023, by and between the Company and H.C. Wainwright & Co., LLC	8-K	1.1	08/14/2023
1.2	Underwriting Agreement, dated February 27, 2024, by and between NRx Pharmaceuticals, Inc. and EF Hutton LLC	8-K	1.1	02/28/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	5/28/2021
3.2	Second Amended and Restated By-Laws	8-K	3.2	5/28/2021
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	3.1	9/01/2023
4.1	Warrant Agreement, dated as of November 20, 2017, by and between BRPA and Continental Stock Transfer & Trust Company	8-K	4.2	11/22/2017
4.2	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees	8-K	4.3	11/22/2017
4.3	Common Stock Purchase Warrant, dated March 9, 2023 by and between NRX Pharmaceuticals, Inc. and Purchasers	8-K/A	4.1	3/14/2023
4.4	Form of Investor Warrant	8-K/A	4.1	6/07/2023
4.5	Form of Warrant Amendment Agreement	8-K/A	4.2	6/07/2023
4.6	Form of Investor Warrant	8-K	4.1	9/01/2023
4.7	Form of Underwriter’s Warrant	8-K	4.1	2/28/2024
4.8	Description of Capital Stock	10-K	4.8	3/29/2024
4.9	Form of Common Stock Purchase Warrant	10-K	4.9	3/29/2024
4.10	Form of Senior Secured Convertible Promissory Note to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement	8-K	4.1	8/14/2024
4.12	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement	8-K	4.2	8/14/2024
4.13	Form of Common Stock Purchase Warrant to be issued pursuant to that certain Securities Purchase Agreement, dated January 27, 2025.	8-K	4.3	1/29/2025
4.14	Form of Consideration Warrant to be issued pursuant to that certain Consent and Waiver Agreement, dated January 27, 2025.	8-K	4.4	1/29/2025
10.1	Form of Securities Purchase Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.1	8/24/2021
10.2	Form of Preferred Investment Options, dated as of August 23, 2021, by and among the Company and the Selling Securityholders.	8-K	10.2	8/24/2021
10.3	Form of Registration Rights Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.3	8/24/2021
10.4	Form of Lock-Up Agreement, dated as of August 19, 2021, by and among the Company, Jonathan Javitt and Daniel Javitt.	8-K	10.4	8/24/2021
10.5	Stock Escrow Agreement, dated November 20, 2017, between BRPA, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company	8-K	10.2	11/22/2017
10.6	Registration Rights Agreement among BRPA and Big Rock Partners Sponsor, LLC	8-K	10.3	11/22/2017

10.7	Agreement, dated November 17, 2018, among BRPA, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC	8-K	10.1	11/20/2018
10.8	Stock Escrow Agent Letter, dated November 17, 2018	8-K	10.2	11/20/2018
10.9	Registration Rights Assignment Agreement, dated November 17, 2018	8-K	10.3	11/20/2018
10.10	Amendment to the Stock Escrow Agreement, dated May 24, 2021, among BRPA, Continental Stock Transfer & Trust Company, and the stockholder parties thereto	8-K	10.6	5/28/2021
10.11	Lock-up Agreement, dated May 24, 2021, by and between BRPA and the stockholder parties identified therein	8-K	10.7	5/28/2021
10.12	Registration Rights Agreement, dated May 24, 2021, by and among NRx Pharmaceuticals, Inc., certain equityholders of the Registrant named therein and certain equityholders of NeuroRx named therein	8-K	10.8	5/28/2021
10.13	Sponsor Agreement, dated May 24, 2021, by and among BRPA, the Big Rock Partners Sponsor, LLC, and BRAC Lending Group LLC	8-K	10.9	5/28/2021
10.14	NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	S-4	10.22	5/21/2021
10.15	Form of Subscription Agreement	8-K	10.1	3/15/2021
10.16	Development and License Agreement, dated as of May 2, 2016, between Glytech LLC and NeuroRx	S-4	10.24	5/21/2021
10.17	Amendment to Development and License Agreement, dated as of October 19, 2016, between Glytech LLC and NeuroRx	S-4	10.25	5/21/2021
10.18	Second Amendment to Amended and Restated Development and License Agreement, dated as of June 13, 2018, between Glytech LLC and NeuroRx	S-4	10.26	5/21/2021
10.19	Third Amendment to Amended and Restated Development and License Agreement, dated as of April 16, 2019, between Glytech LLC and NeuroRx	S-4	10.27	5/21/2021
10.20	Fourth Amendment to Amended and Restated Development and License Agreement, dated as of December 31, 2020, between Glytech LLC and NeuroRx	S-4	10.28	5/21/2021
10.21	Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim	S-4	10.29	5/21/2021
10.22	License and Option Agreement, dated as of September 1, 2020, between The Research Foundation For The State University of New York and NeuroRx	S-4	10.30	5/21/2021
10.23	Binding Collaboration Agreement, dated as of September 18, 2020, between Relief Therapeutics Holding Aktiengesellschaft and its wholly owned subsidiary Therametrics Discovery Aktiengesellschaft and NeuroRx	S-4	10.31	5/21/2021
10.24	Exclusive Distribution Agreement, dated as of September 25, 2020, between NeuroRx and Cardinal Health 105, Inc.	S-4	10.32	5/21/2021
10.25	Executive Employment Agreement, dated May 20, 2015, between NeuroRx and Jonathan C. Javitt	S-4	10.33	5/21/2021
10.26	Amendment to “Work for Hire” Agreement, dated as of October 23, 2016, between NeuroRx and 20REBes Consulting LLC — Robert Besthof	S-4	10.35	5/21/2021
10.27	Feasibility Study and Material Transfer Agreement, dated as of January 6, 2021, by and between NeuroRx and TFF Pharmaceuticals, Inc.	S-4	10.37	5/21/2021

10.28	Manufacturing Supply Agreement, dated as of August 25, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.38	5/21/2021
10.29	Amendment #1 to Manufacturing Supply Agreement, dated as of September 2, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.39	5/21/2021
10.30	Amendment #2 to Manufacturing Supply Agreement, dated as of November 5, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.40	5/21/2021
10.31	Amendment #3 to Manufacturing Supply Agreement, dated as of February 5, 2021, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.41	5/21/2021
10.32	Share Subscription Facility Agreement, dated as of October 18, 2019, among NeuroRx, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-4	10.42	5/21/2021
10.33	Common Stock Purchase Warrant dated March 28, 2021	S-4	10.43	5/21/2021
10.34	Clinical Trial Participation Agreement, dated as of December 17, 2020, by and between Quantum Leap Health Care Collaborative and NeuroRx	S-4	10.44	5/21/2021
10.35	Voting Agreement by and between Jonathan Javitt and Daniel Javitt	8-K	10.34	5/28/2021
10.36	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.	10-Q	10.1	11/15/2021
10.37	Form of Securities Purchase Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.1	2/03/2022
10.38	Form of Preferred Investment Options, dated as of February 2, 2022, by and among the Company and the holders.	8-K	10.2	2/03/2022
10.39	Form of Registration Rights Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.3	2/03/2022
10.40	Form of Placement Agent Preferred Investment Option, dated as of February 2, 2022 by and among the Company and H.C. Wainwright & Co., LLC.	8-K	10.4	2/03/2022
10.41	Consulting Agreement, dated March 8, 2022, by and between the Company and Dr. Jonathan Javitt	8-K	10.1	3/09/2022
10.42	Executive Employment Agreement, dated June 13, 2022, by and between NRx Pharmaceuticals, Inc. and Seth Van Voorhees	10-Q	10.1	8/15/2022
10.43	Executive Employment Agreement, dated July 12, 2022, by and between NRx Pharmaceuticals, Inc. and Stephen Willard	10-Q	10.1	11/14/2022
10.44	Share Purchase Agreement, dated November 4, 2022, by and between NRx Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.1	11/09/2022
10.45	Form of Note, dated November 4, 2022, by and between NRX Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.2	11/09/2022
10.46	Form of Guarantee, dated November 4, 2022, by and between NeuroRx, Inc. and Streeterville Capital, LLC	8-K	10.3	11/09/2022
10.47	Settlement Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.54	5/01/2023
10.48	Asset Purchase Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.55	5/01/2023

10.49	Share Purchase Agreement, dated March 8, 2023, by and between NRx Pharmaceuticals, Inc. and Purchasers	8-K/A	10.1	3/14/2023
10.50+	Pill Tracker Supplemental Task Order, dated November 15, 2021.	10-K	10.46	3/31/2022
10.51	Amendment to Consulting Agreement, dated March 29, 2023, by and between the Company and Dr. Jonathan Javitt.	10-K	10.55	3/29/2024
10.52+	Development and License Agreement, dated as of June 2, 2023, by and among the Company and Alvogen.*	8-K	10.1	6/05/2023
10.53	Form of Securities Purchase Agreement	8-K/A	10.1	6/07/2023
10.54	Lock-Up Agreement	8-K/A	10.2	6/07/2023
10.55	Amendment to Convertible Promissory Note, dated June 30, 2023, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	10-Q	10.1	8/14/2023
10.56	Confidential Settlement Agreement and Release, dated July 17, 2023, by and between NRx Pharmaceuticals, Inc., NeuroRx, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS	10-K	10.60	3/29/2024
10.57	Form of Securities Purchase Agreement	8-K	10.1	9/01/2023
10.58	Client Agreement, dated August 31, 2023, by and between NRx Pharmaceuticals, Inc. and LS Associates, a division of LifeSci Advisors, LLC Associates.	8-K	10.1	9/14/2023
10.59	First Amendment to NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	12/29/2023
10.60	First Amendment to Exclusive, Global Development, Supply, Marketing & License Agreement, dated February 7, 2024, by and between NRx Pharmaceuticals, Inc., Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd.	10-K	10.64	3/29/2024
10.61	Amendment #3 to Convertible Promissory Note, dated February 9, 2024, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	8-K	10.1	2/14/2024
10.62	Form of Securities Purchase Agreement, dated February 29, 2024	10-K	10.66	3/29/2024
10.63	Securities Purchase Agreement, dated August 12, 2024, between NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.1	8/14/2024
10.64	Form of Security Agreement to be entered into by and among NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.2	8/14/2024
10.65	Form of Patent Security Agreement, to be entered into by and among NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.3	8/14/2024
10.66	Form of Registration Rights Agreement to be entered into by and among NRx Pharmaceuticals, Inc. and the parties signatory thereto	8-K	10.4	8/14/2024
10.67	Form of Subsidiary Guarantee to be entered into by and among NRx Pharmaceuticals, Inc. and the purchasers signatory thereto	8-K	10.5	8/14/2024
10.68	Settlement Agreement and Release of Claims, dated August 12, 2024, between the Company and Streeterville Capital, LLC.	8-K	10.6	8/14/2024
10.69	Employment Agreement between Michael Abrams and NRx Pharmaceuticals, Inc., dated November 18, 2024	8-K	10.1	11/20/2024
10.70	Term Sheet, dated as of January 5, 2025, between the Company and JGS Holdings LLC	8-K	10.1	1/10/2025
10.71+	Securities Purchase Agreement, dated January 27, 2025, by and among the Company and the purchaser signatories thereto.	8-K	10.2	1/29/2025

10.72	Consent and Waiver Agreement, dated January 27, 2025, by and among the Company and the signatories thereto.	8-K	10.3	1/29/2025
10.73	Form of Amended and Restated Securities Purchase Agreement, dated as of January 28, 2025, by and among the Company and the Investor.	8-K	10.1	2/3/2025
10.74	Form of Second Amended and Restated Securities Purchase Agreement, dated as of February 3, 2025, by and among the Company and the Investor.	8-K	10.2	2/3/2025
14.1	NRx Pharmaceuticals, Inc. Code of Conduct	10-K/A	14.1	4/29/2024
16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated November 21, 2023	8-K/A	16.1	11/22/2023
19.1*	NRx Pharmaceuticals, Inc. Securities Trading Policy
23.1*	Consent of Independent Registered Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	NRx Pharmaceuticals, Inc. Compensation Recovery Policy	10-K	97.1	3/29/2024
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* Filed as an exhibit to the original Annual Report on Form 10-K filed with the SEC on March 14, 2025.

** Furnished as an exhibit to the original Annual Report on Form 10-K filed with the SEC on March 14, 2025.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2025.

NRX PHARMACEUTICALS, INC.

By:	/s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)