Form 10-Q
period 2025-03-31
NRX Pharmaceuticals, Inc.
filed 2025-05-15
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2025

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

As of May 14, 2025, the registrant had 17,289,192 shares of Common Stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,548	$1,443
Prepaid expenses and other current assets	1,708	1,859
Total current assets	7,256	3,302
Other assets	334	349
Total assets	$7,590	$3,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,311	$4,130
Accrued and other current liabilities	9,840	10,149
Accrued clinical site costs	351	379
Convertible note payable and accrued interest – short term	8,397	1,246
Insurance loan payable	—	320
Warrant liabilities	9,852	5,639
Total current liabilities	32,751	21,863
Convertible note payable and accrued interest – long term	—	5,011
Total liabilities	$32,751	$26,874

Commitments and Contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized;	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 17,120,120 and 14,591,505 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	17	15
Additional paid-in capital	258,607	255,035
Accumulated deficit	(283,785)	(278,273)
Total stockholders’ deficit	(25,161)	(23,223)
Total liabilities and stockholders' deficit	$7,590	$3,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Operating expense:
Research and development	$804	$1,748
General and administrative	2,943	4,250
Settlement expense	100	—
Total operating expenses	3,847	5,998
Loss from operations	(3,847)	(5,998)
Other expense (income):
Interest income	(4)	(27)
Interest expense	—	230
Change in fair value of convertible notes payable	965	318
Change in fair value of warrant liabilities	(2,896)	9
Loss on issuance of the Registered Direct Offering (see Note 9)	730	—
Loss on Consideration Shares and Warrants (see Note 9)	1,277	—
Loss on convertible note redemptions	1,593	—
Total other expenses, net	1,665	530
Net loss	$(5,512)	$(6,528)
Net loss per share:
Basic and diluted	$(0.34)	$(0.74)
Weighted average common shares outstanding:
Basic and diluted	16,410,062	8,852,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2024	—	$—	14,591,505	$15	$255,035	$(278,273)	$—	$(23,223)
Shares issued as conversion of principal and interest for convertible note	—	—	1,009,518	1	2,939	—	—	2,940
Shares issued in connection with the Registered Direct offering, net of $245 issuance costs	—	—	1,215,278	1	3,254	—	—	3,255
Fair value allocation of warrants issued with Registered Direct offering	—	—	—	—	(3,255)	—	—	(3,255)
Amortization of prepaid offering costs	—	—	—	—	(7)	—	—	(7)
Consideration Shares issued as a result of repricing (See Note 9)	—	—	303,819	—	629	—	—	629
Stock-based compensation	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	(5,512)	—	(5,512)
Balance – March 31, 2025	—	$—	17,120,120	$17	$258,607	$(283,785)	$—	$(25,161)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance December 31, 2023	3,000,000	$3	8,391,940	$8	$241,406	$(253,147)	$(3)	$(11,733)
Stock-based compensation	—	—	—	—	242	—	—	242
Conversion of Series A preferred stock into common stock	(3,000,000)	(3)	300,000	—	3	—	—	—
At-the-market "ATM" offering, net of offering costs $48	—	—	34,584		179	—	—	179
Common stock and warrants issued, net of issuance costs $481	—	—	575,000	1	1,343	—		1,344
Common stock and warrants issued in private placement (270,000 common stock shares to be issued)	—	—	270,000	—	1,027	—	—	1,027
Warrants issued pursuant to the Alvogen Agreement amendment (see Note 6)	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	57,500	—	—	—	—	—
Shares issued as repayment of principal and interest for convertible note	—	—	143,648	1	399	—	—	400
Net loss	—	—	—	—	—	(6,528)	—	(6,528)
Balance - March 31, 2024	—	$—	9,772,672	$10	$244,599	$(259,675)	$(3)	$(15,069)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,512)	$(6,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	1
Stock-based compensation	12	242
Change in fair value of warrant liabilities	(2,896)	9
Change in fair value of convertible notes payable	965	318
Loss on Consideration Shares and Warrants	1,277	—
Loss on issuance of Registered Direct Offering	730	—
Loss on convertible notes redemptions	1,593	—
Expense for debt issuance costs due to fair value election on Anson Notes	350	—
Changes in operating assets and liabilities:
Prepaid expense and other assets	159	250
Accounts payable	178	2,091
Accrued expense and other liabilities	(337)	(54)
Net cash used in operating activities	(3,480)	(3,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	—	(2,155)
Repayment of insurance loan	(320)	—
Expense for debt issuance costs due to fair value election on Anson Notes	(350)	—
Proceeds from Anson convertible notes, net of OID	5,000	—
Proceeds from issuance of common stock and warrants issued in Registered Direct offering, net of issuance costs	3,255	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	1,523
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	—	1,027
Net cash provided by financing activities	7,585	395

Net increase (decrease) in cash and cash equivalents	4,105	(3,276)
Cash and cash equivalents at beginning of period	1,443	4,595
Cash and cash equivalents at end of period	$5,548	$1,319
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$374
Cash paid for taxes	$—	$—
Non-cash investing and financing activities
Issuance of common stock as principal and interest conversion for convertible notes	$1,347	$400
Issuance of common stock warrants as offering costs	$—	$84
Conversion of Series A preferred stock into common stock	$—	$3
Warrants issued pursuant to the Alvogen Agreement amendment	$—	$1,336
Amortization of deferred offering costs to additional paid-in-capital	$7	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

1. Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (“NeuroRx”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has two lead drug candidates that are expected to be submitted during the second quarter of 2025 for Food and Drug Administration (“FDA”) approval with anticipated FDA decision dates under the Prescription Drug User Fee Act ("PDUFA") by year end 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion. In February 2024, NRx incorporated HOPE Therapeutics, Inc. (“HOPE”), a medical care delivery organization focused on interventional psychiatric treatment of the above conditions with NMDA-targeted and other psychedelic drugs, neuromodulatory devices, such as Transcranial Magnetic Stimulation (“TMS”), digital therapeutics, and medication management.

NeuroRx is organized as a traditional research and development (“R&D”) company, whereas HOPE is organized as a medical care delivery company intended to own and/or operate clinics that serve patients with suicidal depression, PTSD, and other serious Central Nervous System (“CNS”) disorders.

Fiscal 2024 and the first quarter of 2025 marked a period of both expansion and change for NRx. Throughout this time, the Company implemented a restructuring of its leadership to address challenges related to capital formation, clinical trial enrollment, and corporate development. These efforts led to measurable achievements throughout 2024 and the first quarter of 2025, and positioned the Company for growth and the achievement of our development objectives in 2025. Management’s plan, through the establishment of HOPE, is to transform NRx from a pre-revenue biotechnology company to a revenue-generating enterprise that continues to develop life-saving drugs and technologies through NRx, while also treating patients through HOPE.

2. Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year and has a working capital deficit at March 31, 2025. The Company has no revenues and expects to continue to incur operating losses at least through the remainder of 2025. Although the Company projects operating revenue to be derived from the operation of clinical facilities through its HOPE subsidiary and sales of its pharmaceutical products in 2025, these projections are subject to completion of anticipated clinical acquisitions in the first case and regulatory approvals in the latter case. In the absence of these projected developments, the Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

As of March 31, 2025, the Company had $5.5 million in cash and cash equivalents. On August 12, 2024, the Company entered into that certain Securities Purchase Agreement dated August 12, 2024 (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell Senior Secured Convertible Promissory Notes (the “Anson Notes”) in the aggregate principal amount of up to approximately $16.3 million in three tranches of $5.4 million, and warrants to purchase that amount of shares of the Company’s common stock, $0.001 par value (“Common Stock”) equal to 50% of the principal amount of the Notes in the respective tranche divided by the volume weighted average price (“VWAP”) of the Company’s Common Stock, as listed on the Nasdaq Capital Market, on the day prior to the closing of each respective tranche under the Purchase Agreement (the “Anson Warrants”).  The Company consummated the sale of the first tranche of $5.4 million ($4.5 million in net proceeds) in Notes and Warrants (the “First Closing”) on August 14, 2024 (the “First Closing Date”), the second tranche of $5.4 million in Notes and Warrants (the “Second Closing”) on October 10, 2024 (the “Second Closing Date”), and the third tranche of $5.4 million in Notes and Warrants (the “Third Closing”) on January 28, 2025 (the “Third Closing Date”) for aggregate gross proceeds of approximately $15.0 million, after deducting the original issue discount, but before deducting fees, costs, and other expenses including the use of proceeds to repay $5.6 million owed to Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”) pursuant to a 9% redeemable promissory note (as amended, the “Streeterville Note”) issued to Streeterville.

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through year end and to finance submission of FDA New Drug Applications for NRX-100 and NRX-101. The Company may pursue additional equity or debt financing or refinancing opportunities in 2025 and 2026 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures or other agreements. The sale of equity could result in additional dilution to the Company’s existing shareholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the condensed consolidated balance sheet, statements of operations and cash flows for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the fair value of the convertible notes payable, fair value of warrant liabilities, fair value of stock options and warrants, and the utilization of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of March 31, 2025 the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $5.0 million. The Company has not experienced any losses on its deposits of cash. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

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

Convertible Notes Payable and Fair Value Election

As permitted under FASB ASC Topic 825, Financial Instruments (“ASC 825”), the Company elected to account for its promissory notes, which meet the required criteria, at fair value at inception. Subsequent changes in fair value including interest and amortization of discounts are recorded as a component of non-operating loss in the condensed consolidated statements of operations. The portion of total changes in fair value of the notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying condensed consolidated statements of operations and comprehensive loss. As a result of electing the fair value option, direct costs and fees related to the promissory notes are expensed as incurred.

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

	Three months ended March 31,
	2025	2024
Stock options	166,833	175,437
Restricted stock awards	—	66,666
Common stock warrants	9,555,562	4,034,337
Anson Note	5,873,224	—

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt its provisions in the Annual Report on Form 10-K for the year ending December 31, 2025.

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company will adopt ASU 2024-03 in its annual report for the year ended December 31, 2026.

4. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
	(Unaudited)
Prepaid expense and other current assets:
Prepaid insurance	$467	$827
Prepaid clinical development costs	693	824
Other prepaid expense	548	208
Total prepaid expense and other current assets	$1,708	$1,859

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
	(Unaudited)
Accrued and other current liabilities:
Refund liability (see Note 6)	$4,715	$4,715
Professional services	3,703	3,732
Employee costs	550	577
Accrued research and development expense	676	655
Other accrued expense	196	470
Total accrued and other current liabilities	$9,840	$10,149

6. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen as disclosed in previous filings. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified to deferred revenue or recorded as revenue as of March 31, 2025 and will remain permanent as refund liability until settled.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. As of March 31, 2025, the refund liability due to Alvogen was $4.7 million, which represents all payments made by Alvogen through March 31, 2025, and is included as a component of accrued expense and other current liabilities on the condensed consolidated balance sheet (refer to Note 5). Following the early termination by Alvogen, the Company does not anticipate recognizing any revenue under the License Agreement. Additionally, in June 2024 the Company wrote-off the unfunded stock subscription receivable of $1.3 million related to the warrants previously classified in additional paid-in capital to research and development expense following the termination.

7. Debt

Streeterville Convertible Note

On November 4, 2022, the Company issued the Streeterville Note, for an aggregate principal amount of $11.0 million. The note was accounted for under the fair value option of ASC 825. All material terms of the Streeterville note have been disclosed in prior filings. As previously disclosed, on April 24, 2024, the Company received written notice from counsel for Streeterville that an alleged event of default occurred with respect to the Note issued by the Company in favor of Streeterville (the “Notice”). On August 12, 2024, the Company and Streeterville entered into a Settlement and Release of Claims (the “Settlement Agreement”), whereby the Company and Streeterville agreed to settle all disputes between the parties and release the Company from all obligations to Streeterville under the terms of the Streeterville Notes in exchange for a payment of $2.5 million upon the initial closing of the sale of the Anson Notes, and within 60 days thereafter, a second payment of $3.1 million. The Company made the $2.5 million payment upon the Anson Notes closing on  August 15, 2024. The Company made the final $3.1 million payment in October 10, 2024 using proceeds from the Second Closing of Anson Convertible Promissory Note.

The Company evaluated the terms of the Settlement Amendment in accordance with ASC 470-50, Debt Modifications and Extinguishments. Both the Settlement Amendment and the Third Amendment (considered cumulatively with the Settlement Amendment) were deemed to be debt modifications and did not give rise to a debt extinguishment in accordance with ASC Topic 470, Debt, which will be accounted for prospectively. The modifications did not result in recognition of a gain or loss in the condensed consolidated statements of operations as the modifications were not considered debt extinguishments, but will impact interest expense and the determination of fair value in future periods.

As of March 31, 2025 and December 31, 2024, the Note carried a remaining principle balance of $0 million. Refer to Note 11 for the reconciliation of the fair values for the periods presented.

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

2024 Senior Secured Convertible Promissory Notes

On August 14, 2024, the Company entered into the first tranche Senior Secured Convertible Note Agreements (the “First Tranche Notes”) with Anson Investment Master Fund LP and Anson East Master Fund LP (collectively “Anson”) at various amounts for an aggregate of $5.4 million subject to an original issuance discount of 8% or $435,000, less other cash issuance costs of $521,000, resulting in net cash proceeds of $4.5 million, prior to any allocation to the Anson Warrants. The First Tranche Notes bear interest at a rate of 6% per annum (or 10% during the occurrence of any Event of Default (as defined in the First Tranche Notes)) and have a term of 15 months from the issuance date, maturing on November 14, 2025 (the “First Tranche Maturity Date”) (see Note 9). $2.5 million of the proceeds from the First Tranche Notes were used to make an initial payment to partially satisfy the Streeterville note in 2024.

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

Pursuant to the Purchase Agreement, on October 10, 2024 (the “Second Closing Date”), the Company sold a total of $5.4 million in Notes (the “Second Tranche Notes”), subject to an original issue discount of 8% or $435,000 less other cash issuance cost of $375,000, with an aggregate purchase price of approximately $5.0 million, and Warrants to purchase up to 1,846,128 shares of Common Stock. The Second Tranche Notes are convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $1.7664 or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective date set forth in a Notice of Conversion delivered by an Investor to the Company. The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of common stock below the then effective Conversion Price. $3.1 million of the proceeds from the Second Tranche Notes were used to satisfy the remaining amount due in connection with the Streeterville note.

In connection with the above Second Tranche Notes, the Company engaged Placement Agent. Pursuant to the terms of the engagement with the Placement Agent, the Company paid a cash fee of 7% of the gross proceeds the Company received in the Third Closing and incurred certain additional other issuance costs and reimbursement for legal counsel disbursements and placement agent, for aggregate issuance costs of approximately $0.4 million.

Pursuant to the Purchase Agreement, on January 28, 2025 (the “Third Closing Date”), the Company sold a total of $5.4 million in Notes subject to an original issue discount of 8% or $0.435 million less other issuance costs of $0.4 million noted below (the “Third Tranche Notes” and collectively with the First Tranche Notes and Second Tranche Notes, the ("Anson Notes")), with an aggregate purchase price of approximately $5.0 million, and Warrants to purchase up to 862,699 shares of Common Stock. The Third Tranche Notes are convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $3.78 or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective date set forth in a Notice of Conversion delivered by an Investor to the Company. The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of common stock below the then effective Conversion Price.

In connection with the above Third Tranche Notes, the Company paid a cash tail fee to the Placement Agent equal to 7% of the gross proceeds the Company received in the Third Closing and incurred certain additional other issuance costs and reimbursement for legal counsel disbursements, for aggregate issuance costs of approximately $0.4 million.

On or about January 27, 2025, the Company and the Investors entered into a Consent and Waiver Agreement (the “CWA”), relating to certain rights and prohibitions arising under the Purchase Agreement and the Notes. In the CWA, each of the Investors provided its consent under certain restrictive provisions, and waived certain rights, including, among other things, a right to participate in certain Qualified Financings (as defined in the CWA) made by us under the Purchase Agreement and the Notes, the prohibition on issuance of certain equity securities, and waiver of any potential liquidated damages arising under that certain Registration Rights Agreement by and between the Company and the Investors dated August 14, 2024, until March 31, 2025. On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of common stock, the Company issued 303,819 shares of common stock Consideration Shares and 303,819 of Consideration Warrants to Anson in accordance with the terms of the CWA (See Note 9).

Due to these embedded features within the Anson Notes, the Company elected to account for the First, Second, and Third Tranche Notes at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the condensed consolidated statements of operations. Additionally, the portion of changes in the fair value related to changes in credit risk are recorded to other comprehensive income in the condensed consolidated statements of operations. To determine the initial carrying value of the Notes and the warrants issued to Anson under the First, Second, and Third Tranche Notes (see Note 9), the Company allocated the proceeds using the fair value method. After allocation, the initial carrying value of the First Tranche Notes and the warrants issued to Anson were $2.9 million and $2.1 million, respectively, the initial carrying value of the Second Tranche Notes and the warrants issued to Anson were $3.1 million and $1.9 million, and the initial carrying value of the Third Tranche Notes and the warrants issued to Anson were $2.5 and $2.5 respectively. Refer to Note 11 for the reconciliation of the fair values for the periods presented.

During the three months ended March 31, 2025, Anson converted $1.3 million of principal and interest of the First Tranche Note into common stock, resulting in the issuances of 1,004,055 shares of Common Stock and loss on redemption of $1.6 million. Anson converted less than $0.1 million of principal and interest of the Third Tranche Note into common stock, resulting in the issuance of 5,463 shares of Common Stock and loss on redemption of less than $0.1 million. During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into common stock, resulting in the issuances of 3,676,796 shares of Common Stock and loss on redemption of $1.3 million. (see Note 9). As of March 31, 2025, the principal and accrued interest balance of the Anson Notes was $10.86 million and $0.2 million, respectively. During the three months ended March 31, 2025 , the Company recorded a loss from the change in fair value of the Second and Third Tranche Notes of $1 million, which was recognized in other expense (income) on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option. At March 31, 2025, the effective interest rates of the Second and Third Tranche Note was 5% and 85%, respectively.

The following table presents the Anson Notes as of March 31, 2025 (in thousands):

March 31, 2025
Par value of the Anson Notes	$16,305
Initial original issue discount	(1,305)
Conversions and repayments of principal and interest (shares)	(5,536)
Carrying value of the Anson Notes before current period change in fair value	9,464
Fair value allocated to Common Stock liability classified warrants	(6,443)
Fair value adjustment through earnings	5,376
Total carrying value of Anson Notes	$8,397

Convertible note payable - current portion	$8,397
Convertible note payable, net of current portion	$—

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

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of March 31, 2025, the total cumulative payments made under the SHMH License Agreement were $0.4 million, with no payments made during the three months ended March 31, 2025 and 2024.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the three months ended March 31, 2025 and 2024, no royalty payments were made.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement. As of March 31, 2025, the Company has recorded no expenses relating to the annual maintenance fee of the Agreement.

Exclusive License Agreement

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the three months ended March 31, 2025 and 2024, the Company has recorded no expenses relating to the licensure of the patent.

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended March 31, 2025 and 2024 was less than $0.1 million and $0.1 million, respectively.

Legal Proceedings

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

9. Equity

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock authorized with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock (“Series A Preferred”).  In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred for an aggregate cash purchase price of $1.2 million.  During March 2024, holders of the Company’s Series A Preferred elected to convert 3.0 million shares of Series A Preferred into 300,000 shares of Common Stock. As of March 31, 2025, no shares of Series A Preferred remained issued or outstanding.

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

From February 20, 2024 to July 29, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 385,515 shares of unregistered Common Stock at a range of  $2.42 – $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. Through March 31, 2025, the aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $1.6 million.

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

On January 27, 2025, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with the Investors for the sale by the Company of 1,215,278 shares (the “RD Shares”) of Common Stock to the Investors, at a purchase price of $2.88 per share, in a registered direct offering (the “Registered Direct Offering”). Concurrently with the sale of the RD Shares, pursuant to the RD Purchase Agreement the Company also sold to the investors unregistered Common Stock purchase warrants (the “RD Warrants”) to purchase up to an aggregate of 1,215,278 shares of Common Stock (the “RD Warrant Shares”), in a private placement. Subject to certain beneficial ownership limitations, the RD Warrants are immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the RD Warrants. The closing of the sales of these securities under the RD Purchase Agreement occurred on or about January 29, 2025 (the “RD Closing Date”), resulting in net proceeds to the Company of approximately $3.255 million after offering costs. The RD Warrants are exercisable for five years from the RD Closing Date. The Company intends to use the net proceeds from the transactions for general corporate purposes, including the funding of certain capital expenditures.

On or around January 27, 2025, the Company and Anson entered into a Consent and Waiver Agreement (CWA) related to the RD Purchase Agreement and the Notes. Under this agreement, the investors agreed to waive certain rights and restrictions, including their right to participate in certain future financings, restrictions on the Company issuing specific equity securities, and any potential liquidated damages under the Registration Rights Agreement dated August 14, 2024. These waivers are effective through March 31, 2025.

As consideration for these waivers, the Company agreed to issue additional compensation to the investors if the volume-weighted average price (VWAP) of the Company’s common stock is lower than the original purchase price at the time investors submit their first conversion notice for Notes issued in the Second or Third Closing. This compensation includes additional shares of common stock (the "Consideration Shares") and warrants to purchase an equal number of shares (the "Consideration Warrants"). The exercise price of the warrants is based on a VWAP-Based Adjustment, calculated as the greater of (a) the VWAP on the trading day before the conversion notice, or (b) 80% of the closing price on the day before the Registered Direct Offering. As of March 31, 2025, the obligation under this provision has been fully satisfied.

The gross proceeds to the Company from the offerings were approximately $3.5 million, before deducting offering expenses of $0.2 million and excluding the proceeds, if any, from the exercise of the RD Warrants. As discussed above, on January 29, 2025, in conjunction with the issuance of the RD Shares, the Company issued RD Warrants to purchase up to 1,215,278 shares of the Company’s Common Stock which were classified as a liability. The RD Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on January 29, 2030. The measurement of fair value of the RD Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). The grant date fair value of these RD Warrants was estimated to be $3.983 million on January 29, 2025. As the fair value of the liabilities exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the period ended March 31, 2025.

During the three months ending March 31, 2025, Anson converted $1.3 million of principal and interest of the First Tranche Note into common stock, resulting in the issuance of 1,004,055 shares of Common Stock valued at $2.9 million based on the market price of our common stock at the date of the common stock issuance resulting in a loss on redemption of $1.6 million (See Note 7).

During the three months ending March 31, 2025, Anson converted less than $0.1 million of principal and interest of the Third Tranche Note into common stock, resulting in the issuance of 5,463 shares of Common Stock valued at less than $0.1 million based on the market price of our common stock at the date of the common stock issuance resulting in a loss on redemption of less than $0.1 million (See Note 7).

On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of common stock, the Company issued 303,819 shares of common stock Consideration Shares and 303,819 of Consideration Warrants to Anson in accordance with the terms of the CWA. As a result of this adjustment, the exercise price of the RD Warrants was updated to $2.30 as of March 20, 2025. Upon conversion or extinguishment, ASC 470-50-40-2 requires that any difference between the carrying amount of the debt and the fair value of consideration transferred be recognized as a gain or loss in the statement of operations. The Consideration Shares, being equity-classified, are recognized at fair value with credit to common stock and additional paid in capital. The Consideration Warrants, liability-classified under ASC 815-40, were initially recognized at fair value, with changes in fair value subsequently recognized through earnings. In accordance with the CWA, the Company recorded loss on issuance of the Consideration shares and the Consideration Warrants in total of $1.277 million recognized within other expense (income) during the period ended March 31, 2025, within accompanying condensed consolidated statements of operations and comprehensive loss.

Common Stock Warrants

Substitute Warrants

In connection with the Merger in 2021, each warrant to purchase shares of Common Stock of NRx that was outstanding and unexercised immediately prior to the effective time (whether vested or unvested) was assumed by Big Rock Partners Acquisition Corp. ("BRPA") and converted into a warrant, based on the exchange ratio (of 0.316), that will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant (the “Substitute Warrants”). There were 3,792,970 warrants outstanding and unexercised at the effective time. As these Substitute Warrants meet the definition of a derivative as contemplated in FASB ASC Topic 815, based on provisions in the warrant agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions, the Substitute Warrants were recorded as derivative liabilities on the condensed consolidated balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with FASB ASC Topic 820, with changes in fair value recognized in the statements of operations in the period of change. Refer to Note 11 for further discussion of fair value measurement of the warrant liabilities.

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

During the three months ended March 31, 2025 and 2024 no Public Warrants were exercised. The outstanding balance of these public warrants remains in equity. At March 31, 2025 and December 31, 2024, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a gain on the change in fair value of the Private Placement Warrants for the three months ended March 31, 2025 and 2024. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

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

On October 10, 2024, in conjunction with the issuance of the Second Tranche Notes, the Company issued warrants to purchase up to 1,846,128 shares of the Company’s Common Stock which were classified as a liability. The warrants have an exercise price of $1.7664 per share, subject to adjustment or other settlement provisions, and have a contractual term of five years expiring on October 10, 2029. The measurement of fair value of the Investor Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.38, exercise price of $1.76, term of five years, volatility of 105%, and risk-free rate of 3.91%, and expected dividend rate of 0%). The grant date fair value of these Second Tranche Investor Warrants was estimated to be $1.9 million on October 10, 2024.

On January 28, 2025, in conjunction with the issuance of the Third Tranche Notes, the Company issued warrants to purchase up to 862,699 shares of the Company’s Common Stock which were classified as a liability (See Note 11). The warrants have an exercise price of $3.78 per share, subject to adjustment or other settlement provisions, and have a contractual term of five years expiring on January 28, 2030. The measurement of fair value of the Investor Warrants was determined using a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.55, exercise price of $3.78, term of five years, volatility of 113%, risk-free rate of 4.33%, and expected dividend rate of 0%). The grant date fair value of these Third Tranche Investor Warrants was estimated to be $2.5 million on January 28, 2025.

As discussed above, on January 29, 2025, in conjunction with the issuance of the RD Shares, the Company issued RD Warrants to purchase up to 1,215,278 shares of the Company’s Common Stock which were classified as a liability. The RD Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on January 29, 2030. The measurement of fair value of the RD Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). The grant date fair value of these RD Warrants was estimated to be $3.983 million on January 29, 2025. As the fair value of the liabilities exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the period ended March 31, 2025.

As discussed above, on March 20, 2025, in conjunction with the issuance of the Consideration Shares, the Company issued Consideration Warrants to purchase up to 303,819 shares of the Company’s Common Stock which were classified as a liability. The Consideration Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on March 20, 2030.

The measurement of fair value of the Consideration Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). The grant date fair value of these Consideration Warrants was estimated to be $0.6 million on March 20, 2025.

As of March 31, 2025, the fair value of the Anson Warrants was $9.9 million. The Company recognized a gain on the change in fair value of The Anson Warrant for the three months ended March 31, 2025 of approximately $2.9 million. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

				Aggregate
		Weighted	Weighted	Intrinsic
		Average	Average	Value
	Total Warrants	Remaining Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2023	3,321,499	3.91	$23.01	$180
Issued	3,948,484	4.71	2.04	—
Expired	(96,417)	—	—	—
Outstanding as of December 31, 2024	7,173,766	3.77	$17.20	$80
Issued	2,381,796	5.00	2.86	—
Expired	—	—	—	—
Outstanding as of March 31, 2025	9,555,562	3.85	$8.52	$52

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

2021 Omnibus Incentive Plan

As of  March 31, 2025, 1,050,809 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2024, 83,920 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023 the first amendment to the 2021 Omnibus Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan, by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the Plan to be equal to 100% of the Share Pool. As of March 31, 2025, an aggregate 620,099 shares have been awarded net of forfeitures, and 430,710 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

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

The Company issued 50,000 stock options during the three or three months ended March 31, 2025. These shares have a vesting term of three years, an expiration date of ten years from the grant date, and were valued at approximately $0.1 million as of the grant date.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	264,983	$18.30	7.7	$75
Options granted	—	—	—	—
Forfeited/Expire	(143,150)	—	—	—
Outstanding as of December 31, 2024	121,833	22.36	7.0	—
Options granted	50,000	2.94	3.0
Forfeited/Expire	(5,000)	—	—	—
Outstanding as of March 31, 2025	166,833	—	—	—
Options vested and exercisable as of March 31, 2025	119,661	$22.77	6.84	$—

Stock-based compensation expense related to stock options was $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

At March 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, was $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.71 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023 (unvested)	124,166	$5.20
Granted	—
Vested	(90,833)	$4.64
Forfeited	(33,333)	$5.20
Balance as of December 31, 2024 (unvested)	—	—
Granted	—
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2025 (unvested)	—	—

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

Stock-based compensation expense related to RSAs was $0.0 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

In October 2024, the Company's CEO announced his resignation and as a result, all unvested RSAs were forfeited. Accordingly, the Company does not expect to recognize any further stock-based compensation expense for the balance of unvested RSAs as of December 31, 2024.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended March 31,
	2025	2024
Stock-based compensation expense
General and administrative	$12	$211
Research and development	—	31
Total stock-based compensation expense	$12	$242

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2025 and 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services, and warrants issued with the Convertible Notes are estimated based on the Black-Scholes model. The fair value of the convertible notes payable was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	March 31, 2025	December 31, 2024
		(Unaudited)
Assets:
Money Market Account	1	$240	$487

Liabilities:
Warrant liabilities (Note 9)	3	$9,852	$5,639
Convertible note payable (Note 7)	3	$8,397	$6,257

Convertible Note Payable - Streeterville

The significant inputs used in the Monte Carlo simulation to measure the Streeterville note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

March 31, 2024
Stock price on valuation date	$4.70
Time to expiration	0.42
Note market interest rate	16.5%
Equity volatility	135.0%
Volume volatility	575%
Risk-free rate	5.40%
Probability of default	14.2%

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

Convertible Note Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

	March 31,
	2025
Stock price on valuation date		$2.05
Time to expiration	0.79	–	1.08
Cost of debt		13.21%
Equity volatility	120.2%	-	139.2%
Risk-free rate		4.08%
Probability of credit default prior to maturity		0%

The following table sets forth a summary of the changes in the fair value of the Anson Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of Anson Notes as of December 31, 2024	$6,257
Fair value of Anson III Note at issuance	2,522
Conversion and repayments of principal and interest (shares)	(1,347)
Fair value adjustment through earnings	965
Fair value of Anson Notes as of March 31, 2025	$8,397

Convertible note payable - current portion	$8,397
Convertible note payable, net of current portion	$—

Warrant Liabilities

The Company utilizes a Black-Scholes model approach to value its liability-classified warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. There were no transfers between levels within the fair value hierarchy during the periods presented. Inherent in a Black Scholes options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The weighted-average significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	March 31,
	2025			2024
Stock price on valuation date		$2.05		$4.70
Exercise price per share	$1.76	–	3.78	$115.00
Expected life	4.37	–	4.83	2.15
Volatility	113.30%	–	124.5%	178.1%
Risk-free rate	3.95%	–	4.16%	4.56%
Dividend yield		0.00%		0.00%
Fair value of warrants	$1.55	–	2.05	$1.90

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2023	$17
Loss upon re-measurement	9
Balance as of March 31, 2024	$26

Balance as of December 31, 2024	$5,639
Initial recognition of issuance of warrants	7,109
Change in fair value of warrant liabilities	(2,896)
Balance as of March 31, 2025	$9,852

12. Segment Reporting

The Company operates as a single operating and reportable segment, consistent with the manner in which the Chief Executive Officer, designated as the Chief Operating Decision Maker (“CODM”) of the Company, evaluates the Company’s performance and allocates resources. The Company’s operations solely consist of the development of novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia.

The Company did not generate any revenue during the three months ended March 31, 2025 or the year ended December 31, 2024. The CODM evaluates performance based on operating expenses and monitors key expense categories related to the Company’s research and development activities, as well as general and administrative functions. As the Company is currently in the pre-revenue phase, the associated expenses above are drivers.

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

The following table reconciles the loss from operations to total loss:

	For the three months ended March 31,
Expense Category	2025	2024
Loss from operations	$(3,847)	$(5,998)
Interest income	(4)	(27)
Interest expense	—	230
Change in fair value of convertible notes payable	965	318
Change in fair value of warrant liabilities	(2,896)	9
Loss on issuance of Registered Direct Offering common shares	730	—
Loss on convertible note redemptions	1,593	—
Loss on Considerations Shares and Warrants	1,277	—
Net loss	$(5,512)	$(6,528)

Long-lived assets consist of property, plant, and equipment, net which are included in other assets in the balance sheet as they are not material. Long-lived assets by year are as follows:

	March 31, 2025	December 31, 2024
Computers, cost	$29	$29
Accumulated depreciation	(20)	(19)
Total equipment	$9	$10

13. Income Taxes

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2025 and 2024, respectively.

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

The Company has no open tax audits with any taxing authority as of March 31, 2025.

14. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During the three months ended  March 31, 2025 and 2024, the Company paid Glytech $0.1 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

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

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

On March 29, 2023, the Consulting Agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. The annual discretionary bonus for 2024, if any, may be approved by the board in 2025 and is payable in March 2025, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of March 31, 2025 and December 31, 2024, the annual discretionary bonus of $0.2 million and $0.2 million is accrued and included within accrued and other current liabilities on the condensed consolidated balance sheets, respectively.

The Javitt Amendment also provides, subject to the approval of the Board of Directors, for a grant of 50,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (25,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (25,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of March 31, 2025, the Board of Directors has not approved the grant of restricted stock.

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

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively. These services are ongoing.

Included in accounts payable were $0.2 million and less than $0.1 million and less than $0.1 million due to the above related parties as of March 31, 2025 and December 31, 2024, respectively.

15. Subsequent Events

On April 17, 2025, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock, par value $0.001 per share issuable under that certain At the Market Offering Agreement, as amended with H.C. Wainwright & Co., LLC, dated August 14, 2023, to $20,000,000 and filed a prospectus supplement under the Offering Agreement for an aggregate of $20,000,000. Prior to the date hereof, the Company sold shares of Common Stock having an aggregate sales price of approximately $2.0 million under the Offering Agreement. The Company sold 64,263 shares of Common Stock with an aggregate sales price of approximately $0.1 million under the Offering Agreement subsequent to the quarter ended March 31, 2025.

On May 9, 2025, in furtherance of the Company’s previously announced plans for its subsidiary, HOPE Therapeutics, Inc. (“Hope”), to develop a national network of precision psychiatry clinics, Hope and its wholly-owned subsidiary, HTX Management Company, LLC (“HTX”, and collectively with Hope, the “Subsidiaries”), entered into an Asset Purchase and Contribution Agreement (the “Kadima Purchase Agreement”), with Kadima Neuropsychiatry Institute, Medical Corp. (“Kadima Medical”), Kadima Holdings, Inc. (“Kadima Holdings”), and David Feifel, M.D., PH.D (“Feifel”, and collectively with Kadima Medical and Kadima Holdings, “Kadima”).  The entry into the Kadima Purchase Agreement follows the entry into that certain Membership Interest Purchase and Contribution Agreement (the “Dura Purchase Agreement”), dated March 29, 2025, by and among the Subsidiaries, Dura Medical, LLC, and Stephen Durand, CRNA, APRN.  As of the date of this Report, the transactions contemplated by each of the Kadima Purchase Agreement and the Dura Purchase Agreement have not yet been consummated.

The Kadima Purchase Agreement contains representations, warranties and covenants of the Company and Kadima that are customary for a transaction of this nature, including among others, covenants by Kadima regarding the validity of certain material contracts entered into between Kadima and third-parties being assigned to the Subsidiaries, title to the assets being sold by Kadima, the condition and sufficiency of the assets being purchased, and Kadima’s rights to its intellectual property, tax liabilities, and the investment representations of Kadima.

The Purchase Agreement also contains customary indemnification provisions whereby Kadima will indemnify the Company for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of Kadima, pre-closing taxes of Kadima, and certain other matters, subject to certain caps and thresholds.

The foregoing description of the Kadima Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Kadima Purchase Agreement, a copy of which is filed as Exhibit 10.6 hereto and is incorporated by reference herein. The Kadima Purchase Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Subsidiaries or Kadima. In particular, the assertions embodied in the representations and warranties contained in the Purchase Agreement are qualified by information in the confidential disclosure schedules (the "Disclosure Schedules") provided by Kadima in connection with the consummation of the transactions contemplated by the Kadima Purchase Agreement. These Disclosure Schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties and certain covenants set forth in the Kadima Purchase Agreement. Moreover, certain representations and warranties in the Kadima Purchase Agreement were used for the purposes of allocating risk between the Subsidiaries and Kadima, rather than establishing matters of fact. Accordingly, the representations and warranties in the Kadima Purchase Agreement should not be relied on as characterization of the actual state of facts regarding the Subsidiaries and/or Kadima.

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

Overview

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc. (“NeuroRx”),  novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and now schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has two lead drug candidates that are expected to be submitted during the second quarter of 2025 for Food and Drug Administration ("FDA") approval with anticipated FDA decision dates under the Prescription Drug User Fee Act (“PDUFA”) by year end 2025: NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone and NRX-100, a preservative-free formulation of ketamine for intravenous infusion. In February 2024, NRx incorporated HOPE Therapeutics, Inc. (“HOPE”), a medical care delivery organization focused on interventional psychiatric treatment of the above conditions with NMDA-targeted and other psychedelic drugs, neuromodulatory devices, such as Transcranial Magnetic Stimulation (“TMS”), digital therapeutics, and medication management.

NeuroRx is organized as a traditional research and development (“R&D”) company, whereas HOPE is organized as a medical care delivery company intended to own and/or operate clinics that serve patients with suicidal depression, PTSD, and other serious Central Nervous System (“CNS”) disorders.

Fiscal 2024 and the first quarter of 2025 marked a period of both expansion and change for NRx. Throughout this time, the Company implemented a restructuring of its leadership to address challenges related to capital formation, clinical trial enrollment, and corporate development. These efforts led to measurable achievements throughout 2024 and the first quarter and positioned the Company for growth and the achievement of our development objectives in 2025. Management’s plan, through the establishment of HOPE, is to transform NRx from a pre-revenue biotechnology company to a revenue-generating enterprise that continues to develop life-saving drugs and technologies through NRx, while also treating patients through HOPE.

During the first quarter of 2025 and in the subsequent period, key achievements by the Company include the following:

●

Completed formulation and stability assessment of its proprietary preservative-free ketamine product (NRX-100) with results sufficient to apply to the US Food and Drug Administration for three years of room temperature shelf stability, the maximum labeled shelf life allowed for sterile, injectable products

●	Filed an application with the United States Patent and Trademark Office (“USPTO”) for NRX-100, our proprietary, preservative free form of IV Ketamine; the patent application was based on extensive prior art suggesting that preservatives, such as benzethonium chloride, were needed to maintain long-term stability and sterility of ketamine products.

●	Received notice of a filing fee waiver from the Food and Drug Administration (“FDA”) for the planned NRX-100 New Drug Application;

●

Entered into a strategic advisory agreement with BTIG, Inc. (BTIG) to support the identification and acquisition of interventional psychiatry clinics to form the initial HOPE Therapeutics network, targeting total revenues on a pro-forma basis of $100 million by year-end 2025.

●

Identified and negotiated acquisition agreements with three clinical entities (as identified below) estimated to represent approximately $15 million in pro-forma revenues with targeted closing in the second quarter of 2025.

●

Identified and entered into negotiations with four additional clinical entities (not yet identified) estimated to represent $20 million in potential pro-forma revenue with targeted closing in the third quarter of 2025.

●

Executed definitive agreements to acquire the non-clinical assets of Kadima Neuropsychiatry Institute, which is expected to serve as the clinical model for treatment offerings in HOPE-acquired clinics and expected to continue its role as a leading investigative site for research into neuroplastic therapies including psychedelic medications, transcranial magnetic stimulation (TMS), and hyperbaric therapy;

●

Executed definitive agreement to acquire Dura Medical, a foundational clinic in Florida, which is expected to support and drive the acquisition of additional HOPE clinics to achieve critical mass in the region;

●	Executed a binding letter of intent to acquire a majority interest in NeuroSpa TMS Holdings, LLC, an operator of multiple clinics on the west coast of Florida

●	Executed a term sheet for $7.8 million in debt financing to support acquisition of HOPE Therapeutics clinics

●	Executed term sheet for a strategic investment in an amount of $2.5 million;

●

Completed the third tranche of a convertible note offering and registered direct equity offering to institutional investors on favorable terms to the Company expected to provide sufficient cash to support operations through the end of 2025.

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

In November 2023, the Company initiated manufacture of ketamine together with Nephron Pharmaceuticals, Inc. to develop a single patient presentation of ketamine. Stability and sterility data deemed sufficient to establish three year room temperature shelf life were obtained. Demonstrating the ability to manufacture drug product, and prove its stability, are critical components of the drug approval process with the US FDA.

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

Recent Developments

Financing

We consummated a series of financing agreements with an institutional investor for up to $16.3 million in debt capital, for which we closed on $10.9 million in 2024 and an additional $5.4 million during the first quarter of 2025. We also closed $3.5 million in an above-market registered direct common stock and warrant offering during the first quarter of 2025. We executed a term sheet with a publicly-traded strategic investor to provide additional capital to support the expansion of HOPE clinics. In addition, management is negotiating with several commercial lenders to provide additional financing to support the acquisition of additional clinics on standard commercial loan terms. Although no assurances can be given, and assuming we’re able to consummate the proposed financings, management believes that we will have sufficient financing to consummate our previously announced acquisitions, execute our business plan and achieve our projected revenue objectives.

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

●

We are engaged in the filing of a New Drug Application (“NDA”), which we anticipate filing during the second quarter of 2025, for Accelerated Approval under Breakthrough and Priority Review of NRX-101 in treatment of bipolar depression in people at risk of akathisia, based on the Phase 2b/3 and STABIL-B data. Three manufacturing lots are now completed with more than 24 months of room temperature shelf-stability. The anticipated PDUFA date for this application is prior to December 31, 2025. Work is ongoing to prepare the module 3 manufacturing section documenting our transition from manufacturing at WuXi Apptec in Shanghai to manufacturing of NRX-101 in North Carolina with manufacture of three commercial lots.

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

●	We filed an application with the United States Patent and Trademark Office (“USPTO”) for NRX-100, our proprietary, preservative-free form of IV Ketamine; the patent application was based on extensive prior art suggesting that preservatives, such as benzethonium chloride, were needed to maintain long-term stability and sterility of ketamine products.

●	We received notice of a filing fee waiver from the Food and Drug Administration (“FDA”) for the planned NRX-100 New Drug Application.

HOPE Therapeutics

●

We partnered with representatives of ketamine clinic operators to construct a care platform that will include ketamine, operational support, and digital therapeutic extensions. In advance of FDA approval, HOPE anticipates that it will supply ketamine under 503b pharmacy licensure to meet the national ketamine shortage declared by FDA.

●

We signed two definitive agreements and one binding letter of intent to acquire precision psychiatry centers, the closing of which is subject to certain conditions.  Although no assurances can be given, we are also currently negotiating the terms for the acquisition of six additional psychiatry centers, which are subject to due diligence review and execution of a letter of intent.  Upon closing, the acquisitions will form the foundation for the development of HOPE to achieve our objective of creating a national network offering interventional psychiatry to treat suicidal depression and PTSD.

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

●	We executed a term sheet for a strategic investment in an amount of $2.5 million.

Financial Results

Since inception, the Company has incurred significant operating losses. For the three months ended March 31, 2025 and 2024, the Company’s net loss was $5.5 million and $6.1 million, respectively. As of March 31, 2025, the Company had an accumulated deficit of $283.8 million, a stockholders’ deficit of $25.2 million and a working capital deficit of $25.5 million.

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

Settlement expense

Settlement expense during the three months ended March 31, 2025 consists of deductibles related to insurance claims.

Results of operations for the three months ended March 31, 2025 and 2024

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Three months ended March 31,		Change
	2025	2024	Dollars
	(Unaudited)
Operating expense:
Research and development	$804	$1,748	$(944)
General and administrative	2,943	4,250	(1,307)
Settlement expense	100	—	100
Total operating expense	3,847	5,998	(2,151)
Loss from operations	$(3,847)	$(5,998)	$2,151

Other expense(income):
Interest income	$(4)	$(27)	$23
Interest expense	—	230	(230)
Change in fair value of convertible notes payable	965	318	647
Change in fair value of warrant liabilities	(2,896)	9	(2,905)
Loss on issuance of Registered Direct Offering common shares	730	—	730
Loss on Considerations Shares and Warrants	1,277	—	1,277
Loss on convertible note redemptions	1,593	—	1,593
Total other expense	1,665	530	1,135
Loss before tax	(5,512)	(6,528)	1,016
Net loss	$(5,512)	$(6,528)	$1,016

Operating expense

Research and development expense

For the three months ended March 31, 2025, the Company recorded $0.8 million of research and development expense compared to approximately $1.7 million for the three months ended March 31, 2024. The decrease of $0.9 million is related primarily due to the conclusion of the phase 2 study related to NRX-101 and the Company's cash conservation efforts, $0.4 million in clinical costs, $0.1 million in shipping, freight, and delivery,  $0.4 million in other regulatory and process development costs, and $0.2 million in payroll and payroll related expenses. The research and development expense for the three months ended March 31, 2025 and 2024, respectively, includes less than $0.1 million and $0.1 million, respectively of non-cash stock-based compensation.

General and administrative expense

For the three months ended March 31, 2025, the Company recorded $2.9 million of general and administrative expense compared to approximately $4.3 million for the three months ended March 31, 2024. The decrease of $1.3 million is related primarily to a decrease of less than $0.1 million in insurance expense,  $0.2 million in stock-based compensation expense, $1.2 million in consultant fees, and $0.2 million in employee expenses partially offset by an increase of $0.4 million in legal expense. The general and administrative expense for the three months ended March 31, 2025 and 2024, respectively, includes less than $0.1 million and $0.2 million, respectively, of non-cash stock-based compensation.

Settlement expense

Settlement expense during the three months ended March 31, 2025 consists of $0.1 million of deductibles related to insurance claims, as compared to $0 during the three months ended March 31, 2024.

Other expense (income)

Interest income

For the three months ended March 31, 2025, the Company recorded less than $0.1 million of interest income compared to $0.1 million of interest income for the three months ended March 31, 2024. The decrease of less than $0.1 million is due is due to a large decrease in the balance in the Company’s money market account at March 31, 2025 as compared to the prior year.

Interest expense

For the three months ended March 31, 2025, the Company recorded $0 of interest income compared to less than $0.2 million of interest expense for the three months ended March 31, 2024. The decrease of less than $0.2 million is due to no premiums being paid on the convertible notes.

Change in fair value of convertible notes payable

For three months ended March 31, 2025, the Company recorded a loss of $0.9 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the three months ended March 31, 2024, the Company recorded a loss of approximately $0.3 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option.

Change in fair value of warrant liabilities

For the three months ended March 31, 2025, the Company recorded a gain of $2.9 million related to the change in fair value of the warrant liabilities compared to a loss of less than $0.1 million for the three months ended March 31, 2024. The decrease in loss during the three months ended March 31, 2025 was attributed to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes.

Loss on issuance of Registered Direct Offering

For the three months ended March 31, 2025, the Company recorded a loss of $0.7 million related to the issuance of Registered Direct Offering. As the fair value of the warrant liabilities issued in the Registered Direct Offering exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the period ended March 31, 2025.

Loss on Considerations shares and warrants

For the three months ended March 31, 2025, the Company recorded a loss of $1.3 million related to the loss on issuance of Consideration Shares and Warrants.

Loss on convertible note redemptions

For the three months ended March 31, 2025, the Company recorded a loss of $1.6 million related to convertible note redemptions. These redemptions were calculated as the difference between the redemption price per the terms of the Anson agreement (See Note 7) relative to the fair value of the common stock on the date of redemption.

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

The gross proceeds to the Company from the offerings were approximately $3.5 million, before deducting offering expenses, and excluding the proceeds, if any, from the exercise of the RD Warrants. The Company intends to use the net proceeds from the transactions for general corporate purposes, including the funding of certain capital expenditures.

The RD Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on June 9, 2022, and subsequently declared effective on June 21, 2022 (File No. 333-265492) (the “Registration Statement”), and the base prospectus dated as of June 21, 2022, contained therein, as supplemented by a prospectus supplement dated January 27, 2025 (together, the “Prospectus”), which was filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Pursuant to the Prospectus, the Company offered and sold 1,215,278 shares of its Common Stock at a price of $2.88 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.3 million, after deducting offering expenses.

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

August 2024 SPA

On August 12, 2024, the Company executed the August SPA and related agreements, under which the Company agreed to sell and issue, and certain purchasers agreed to purchase, an aggregate of $16.3 million of Notes and Warrants. The consideration payable by the purchasers under the August SPA will be comprised of three equal closings of $5.4 million, each subject to certain closing conditions. The proceeds arising from the sale of the Notes and the Warrants were used to settle the Company’s outstanding amounts owed to Streeterville and other working capital needs. The Company has, as of the date of this Annual Report, consummated the first tranche, second tranche, and third tranche under the August SPA, with gross proceeds to the Company of $16.3 million.

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

At-The Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of common stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million (the “ATM Offering”). On August 14, 2024, the Company reduced the amount to under the Offering Agreement to $0 and suspended the ATM Offering. Through March 31, 2025, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $1.6 million.

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	March 31, 2025	December 31, 2024
Balance Sheet Data:
Cash	$5,548	$1,443
Total assets	7,590	3,651
Convertible notes payable and accrued interest	8,397	6,257
Total liabilities	32,751	26,874
Total stockholders' deficit	(25,161)	(23,223)

	March 31,
	2025	2024
	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(3,480)	$(3,671)
Net cash used in investing activities	—	—
Net cash provided by financing activities	7,585	395
Net increase (decrease) in cash	$4,105	$(3,276)

Operating Activities

During the three months ended March 31, 2025, operating activities used approximately $3.5 million of cash, primarily resulting from a net loss of $5.5 million partially offset by net non-cash losses of $2.0 million, including $1.0 million in change in fair value of convertible promissory notes, $0.1 of stock-based compensation, $1.6 million loss in convertible note redemptions, $1.3 million of loss on debt settlement, $0.4 million in debt issuance costs, $0.7 in loss on issuance of Register Direct offering and changes in operating assets and liabilities of less than $0.1 million, offset by a gain of $2.9 million in change in fair value of warrants.

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

Investing Activities

During the three months ended March 31, 2025 and 2024 there was $0 of investing activities.

Financing Activities

During the three months ended March 31, 2025, financing activities provided $7.6 million of cash resulting from $3.3 million in proceeds from issuance of common stock and warrants related to the RD Offering and $5.0 million in proceeds from the Anson Notes, offset by $0.3 million in repayments of insurance notes and $0.4 million in debt issuance costs due to the fair value election on Anson Notes.

During the three months ended March 31, 2024, financing activities provided $0.4 million of cash resulting from $1.0 million in proceeds from issuance of Common Stock and warrants issued in a private placement, and $1.5 million in proceeds from issuance of Common Stock and warrants offset by $2.2 million in repayments of the convertible note.

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2025 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company's management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires NRx Pharmaceuticals to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, NRx Pharmaceuticals evaluates its estimates and judgments on an ongoing basis. The most critical estimates relate to stock-based compensation, the valuation of warrants, and the valuation of convertible notes payable. NRx Pharmaceuticals bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx Pharmaceuticals believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants, Anson Warrants, Consideration Warrants, and Anson Registered Direct Offering Warrants were estimated using a Black Scholes valuation approach and the fair value of the Substitute Warrants was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the earnout cash milestone and earnout shares milestone probabilities of achievement at each reporting period.

Convertible Notes Payable

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory notes, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the condensed consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of March 31, 2025 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.

Item 1A. Risk Factors

We have disclosed the risk factors that materially affect our business, financial condition or results of operations under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025 (the “Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, or may not be able to assess, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended March 31, 2025, that were not previously reported.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities occurred during the three months ended March 31, 2025, that were not previously reported.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description	Incorporation by Reference

10.1	Term Sheet, dated as of January 5, 2025, between the Company and JGS Holdings LLC	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2025

10.2+	Securities Purchase Agreement, dated January 27, 2025, by and among the Company and the purchaser signatories thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 29, 2025

10.3	Consent and Waiver Agreement, dated January 27, 2025, by and among the Company and the signatories thereto.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 29, 2025

10.4	Form of Amended and Restated Securities Purchase Agreement, dated as of January 28, 2025, by and among the Company and the Investor.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2025

10.5	Form of Second Amended and Restated Securities Purchase Agreement, dated as of February 3, 2025, by and among the Company and the Investor.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2025

10.6*+	Asset Purchase and Contribution Agreement, dated as of May 9, 2025, by and among Hope Therapeutics, Inc. and the signatories thereto.

10.7*+	Membership Interest Purchase and Contribution Agreement, by and among Hope Therapeutics, Inc. and the signatories thereto.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit); (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

+

Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulations S-K.  The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon request.

*	Filed herewith.
**	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†

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

NRX PHARMACEUTICALS, INC.

Date: May 15, 2025	By:	/s/ Jonathan Javitt
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NRX PHARMACEUTICALS, INC.

Date: May 15, 2025	By:	/s/ Michael Abrams
Chief Financial Officer
(Principal Financial Officer)