Form 10-Q
period 2025-06-30
NRX Pharmaceuticals, Inc.
filed 2025-08-18
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

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

As of August 14, 2025, the registrant had 19,705,077 shares of Common Stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,910	$1,443
Prepaid expenses and other current assets	1,680	1,859
Total current assets	4,590	3,302
Other assets	248	349
Total assets	$4,838	$3,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,630	$4,130
Accrued and other current liabilities	9,974	10,149
Accrued clinical site costs	351	379
Convertible note payable and accrued interest – short term	9,854	1,246
Insurance loan payable	378	320
Warrant liabilities	16,266	5,639
Total current liabilities	40,453	21,863
Convertible note payable and accrued interest – long term	—	5,011
Total liabilities	$40,453	$26,874

Commitments and Contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized;	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 19,473,588 and 14,591,505 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	19	15
Additional paid-in capital	265,732	255,035
Accumulated deficit	(301,366)	(278,273)
Total stockholders’ deficit	(35,615)	(23,223)
Total liabilities and stockholders' deficit	$4,838	$3,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expense:
Research and development	$987	$2,804	$1,791	$4,552
General and administrative	2,743	4,246	5,686	8,496
Settlement expense	—	—	100	—
Total operating expenses	3,730	7,050	7,577	13,048
Loss from operations	(3,730)	(7,050)	(7,577)	(13,048)
Other (income) expense:
Interest income	(2)	(7)	(6)	(34)
Interest expense	—	—	—	230
Change in fair value of convertible note payable	5,565	23	6,530	341
Change in fair value of warrant liabilities	6,414	(18)	3,518	(9)
Convertible note default penalty	—	849	—	849
Loss on issuance of the Registered Direct Offering (see Note 9)	—	—	729	—
Loss on Consideration Shares and Warrants (see Note 9)	—	—	1,277	—
Loss on convertible note conversions	1,874	—	3,467	—
Total other expenses, net	13,851	847	15,515	1,377
Net loss	$(17,581)	$(7,897)	$(23,092)	$(14,425)
Net loss per share:
Basic and diluted	$(0.98)	$(0.75)	$(1.34)	$(1.49)
Weighted average common shares outstanding:
Basic and diluted	17,934,196	10,517,460	17,176,339	9,684,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2024	—	$—	14,591,505	$15	$255,035	$(278,273)	$—	$(23,223)
Shares issued as conversion of principal and interest for convertible note	—	—	1,009,518	1	2,939	—	—	2,940
Shares issued in connection with the Registered Direct offering, net of $245 issuance costs	—	—	1,215,278	1	3,254	—	—	3,255
Fair value allocation of warrants issued with Registered Direct offering	—	—	—	—	(3,255)	—	—	(3,255)
Amortization of deferred offering costs	—	—	—	—	(7)	—	—	(7)
Consideration Shares issued as a result of repricing (See Note 9)	—	—	303,819	—	629	—	—	629
Stock-based compensation	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	(5,512)	—	(5,512)
Balance – March 31, 2025	—	$—	17,120,120	$17	$258,607	$(283,785)	$—	$(25,161)
Shares issued in exchange for services	—	—	75,000	—	150	—	—	150
Shares issued as conversion of principal and interest for convertible note	—	—	1,879,406	2	5,981	—	—	5,983
Amortization of deferred offering costs	—	—	—	—	(85)	—	—	(85)
At-the-market "ATM" offering, net of offering costs of $26	—	—	399,078	—	1,012	—	—	1,012
Stock-based compensation	—	—	—	—	67	—	—	67
Net loss	—	—	—	—	—	(17,581)	—	(17,581)
Balance – June 30, 2025	—	$—	19,473,588	$19	$265,732	$(301,366)	$—	$(35,615)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance December 31, 2023	3,000,000	$3	8,391,940	$8	$241,406	$(253,147)	$(3)	$(11,733)
Stock-based compensation	—	—	—	—	242	—	—	242
Conversion of Series A preferred stock into common stock	(3,000,000)	(3)	300,000	—	3	—	—	—
At-the-market "ATM" offering, net of offering costs of $48	—	—	34,584	—	179	—	—	179
Common stock and warrants issued, net of issuance costs of $481	—	—	575,000	1	1,343	—		1,344
Common stock and warrants issued in private placement	—	—	270,000	—	1,027	—	—	1,027
Warrants issued pursuant to the Alvogen Agreement amendment (see Note 6)	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	57,500	—	—	—	—	—
Shares issued as repayment of principal and interest for convertible note	—	—	143,648	1	399	—	—	400
Net loss	—	—	—	—	—	(6,528)	—	(6,528)
Balance - March 31, 2024	—	$—	9,772,672	$10	$244,599	$(259,675)	$(3)	$(15,069)
Stock-based compensation	—	—	—	—	97	—	—	97
ATM offering, net of offering costs of $118	—	—	247,868	—	1,228	—	—	1,228
Common stock and warrants issued, net of issuance costs of $494	—	—	698,050	1	1,913	—	—	1,914
Issuance of shares related to reverse stock split	—	—	73,040	—	—	—	—	—
Contract cost related to Alvogen termination (see Note 6)	—	—	—	—	1,336	—	—	1,336
Net loss	—	—	—	—	—	(7,897)	—	(7,897)
Balance - June 30, 2024	—	$—	10,791,630	$11	$249,173	$(267,572)	$(3)	$(18,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,092)	$(14,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	2
Stock-based compensation	79	339
Common stock issued in exchange for services	150	—
Change in fair value of warrant liabilities	3,518	(9)
Change in fair value of convertible promissory note	6,530	341
Loss on Consideration Shares and Warrants	1,277	—
Loss on issuance of Registered Direct Offering	729	—
Loss on convertible notes conversion	3,467	—
Expense for debt issuance costs due to fair value election on Anson Notes	350	—
Warrant issuance costs related to Alvogen termination	—	1,336
Convertible note default penalty	—	849
Changes in operating assets and liabilities:
Prepaid expense and other assets	187	(648)
Accounts payable	(501)	4,209
Insurance loan payable	—	943
Accrued expense and other liabilities	(202)	830
Net cash used in operating activities	(7,508)	(6,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	—	(2,156)
Repayment of insurance loan	(394)	—
Expense for debt issuance costs due to fair value election on Anson Notes	(350)	—
Proceeds from issuance of insurance loan	452	—
Proceeds from Anson convertible notes, net of OID	5,000	—
Proceeds from issuance of common stock and warrants issued in Registered Direct offering, net of issuance costs	3,255	—
Proceeds from ATM offering, net of offering costs	1,012	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	4,665
Proceeds from issuance of common stock and warrants issued in private placement, net of issuance costs	—	1,027
Net cash provided by financing activities	8,975	3,536

Net increase (decrease) in cash and cash equivalents	1,467	(2,697)
Cash and cash equivalents at beginning of period	1,443	4,595
Cash and cash equivalents at end of period	$2,910	$1,898
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$374
Cash paid for taxes	$—	$—
Non-cash investing and financing activities
Issuance of common stock as principal and interest repayment for convertible notes	$5,456	$400
Issuance of common stock warrants as offering costs	$—	$188
Conversion of Series A preferred stock into common stock	$—	$3
Amortization of deferred offering costs to additional paid-in-capital	$92	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

1. Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (“NeuroRx”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has two lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, and NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone. NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (“FDA”) approval as follows:

1.	An Abbreviated New Drug Application (“ANDA”) for NRX-100 was filed, with Priority Review requested, during the second quarter of 2025 with a first response received August 13, 2025.

2.

A New Drug Application (“NDA”) for NRX-100, originally initiated during the fourth quarter of 2024, is expected to be completed in September 2025. This follows the Company’s successful application for a waiver under the Prescription Drug User Fee Act ("PDUFA"), which is expected to save the Company approximately $4.3 million in filing fees and grant of Fast Track Designation for NRX-100 for “Treatment of Suicidal Ideation in Patients with Depression, including Bipolar Depression. The Company has applied to receive a Commissioner’s National Priority Voucher (CNPV), which could significantly reduce review time.

3.

An NDA filing for NRX-101 has been initiated with the transmission of the Module 3 manufacturing file to publishing. The drug was previously awarded Breakthrough Therapy Designation and accordingly the Company is requesting rolling review of the NDA. Breakthrough Therapy Designation is granted by the FDA to facilitate the development, and expedite the review of drugs to treat serious conditions meet an unmet medical need, and have demonstrated preliminary evidence of efficacy as determined by the FDA. The Company anticipates decision dates from the FDA for both its NDA applications potentially as early as year-end 2025 (NRX-100) and the first quarter of 2026 (NRX-101).

In February 2024, NRx incorporated HOPE Therapeutics, Inc. (“HOPE”), a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment of the above conditions with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as Transcranial Magnetic Stimulation (“TMS”), digital therapeutics, and medication management.

NeuroRx is organized as a traditional research and development (“R&D”) company, whereas HOPE is organized as a medical care delivery company intended to own and/or operate clinics that serve patients with suicidal depression, PTSD, and other serious Central Nervous System (“CNS”) disorders. Management’s plan, through the establishment of HOPE, is to transform NRx from a pre-revenue biotechnology company to a revenue-generating enterprise that continues to develop life-saving drugs and technologies through NeuroRx, while also treating patients through HOPE.

During the second quarter of 2025 and in the subsequent period, key achievements by the Company in support of its overall mission to improve and save the lives of patients affected by central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder and schizophrenia include the following:

Drug Development

●

Grant of Fast Track Designation for NRX-100 from the FDA for all indications and types of depression and related disorders based on its potential to satisfy an unmet medical need. This designation represents an approximately 10-fold expansion of the addressable market to 13 million Americans, compared to the original Fast Track Designation issued in 2017 for bipolar depression alone. The Designation letter contains a specific finding that NRX-100 addresses an “unmet medical need.” This is a specific qualifying requirement for the Commissioner’s National Priority Voucher Program.

●	Filing of an ANDA for NRX-100 (preservative-free intravenous ketamine).
●	Filing of Commissioner’s National Priority Voucher application for intravenous ketamine (NRX-100).
●	Submission of stability data for NRX-100 to the manufacturing data on file with FDA sufficient to support three years of room temperature shelf stability for NRX-100.
●	Submission of draft labeling for NRX-100 in the treatment of suicidal depression based on the Fast Track Designation received.
●

Completion of a toxicology assessment of Benzethonium Chloride, documenting its lack of “Generally Recognized as Safe” (GRAS) status and lack of safety data to support its use in intravenous presentations of ketamine.

●	Filing of a Citizen’s Petition with the U.S. Food and Drug Administration to seek the removal of benzethonium chloride, a toxic preservative, from all ketamine products for intravenous administration.
●	Filing of a patent application for NRX-100, the Company’s proprietary preservative-free formulation of intravenous ketamine.
●	Receipt of filing fee waiver from the FDA for NRX-100.
●

Filing of module 3 manufacturing data to support a New Drug Application for NRX-101 in the treatment of patients with suicidal bipolar depression and akathisia despite treatment with already-approved medication.

Interventional Psychiatry Clinics (HOPE Therapeutics)

●

Execution of definitive Purchase Agreement and receipt of final regulatory clearance from Florida’s Agency for Health Care Administration (“ACHA”) to proceed with closing the acquisition of Dura Medical.

●	Execution of binding letter of intent to acquire the assets of NeuroSpa TMS of Tampa, FL.
●	Execution of a binding letter of intent to acquire a 49% interest in Cohen and Associates, LLC.
●	Receipt of approval pending legal stipulations for $7.8 million of debt financing to support the acquisition of Dura Medical, NeuroSpa TMS, and Cohen Psychiatry.
●	Execution of a definitive purchase agreement, subject to standard closing conditions and agreement between the parties regarding the resolution of ongoing discussions, to purchase the non-clinical assets of Kadima Neuropsychiatry Institute.
●	Execution of a non-binding term sheet for a strategic investment from a global medical device manufacturer into HOPE.

2. Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since inception, the Company has experienced net losses and negative cash flows from operations each fiscal year and has a working capital deficit at June 30, 2025. The Company has no revenues and expects to continue to incur operating losses at least through the remainder of 2025. Although the Company projects operating revenue to be derived from the operation of clinical facilities through its HOPE subsidiary and sales of its pharmaceutical products in 2025, these projections are subject to completion of anticipated clinical acquisitions in the first case and regulatory approvals in the latter case. In the absence of these projected developments, the Company’s ability to support its ongoing capital needs is dependent on its ability to continue to raise equity and/or debt financing, which may not be available on favorable terms, or at all, in order to continue operations.

As of June 30, 2025, the Company had $2.9 million in cash and cash equivalents. On January 27, 2025, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with the Investors for the sale by the Company of 1,215,278 shares (the “RD Shares”) of Common Stock to the Investors, at a purchase price of $2.88 per share, in a registered direct offering (the “Registered Direct Offering”). The closing of the sales of these securities under the RD Purchase Agreement occurred on or about January 29, 2025 resulting in net proceeds to the Company of approximately $3.255 million after offering costs. The RD Warrants are exercisable for five years from the RD Closing Date.

Pursuant to the Purchase Agreement, on January 28, 2025 (the “Third Closing Date”), the Company sold a total of $5.4 million in Notes subject to an original issue discount of 8% or $0.435 million less other issuance costs of $0.4 million noted below (the “Third Tranche Notes” and collectively with the First Tranche Notes and Second Tranche Notes, the ("Anson Notes")), with an aggregate purchase price of approximately $5.0 million, and Warrants to purchase up to 862,699 shares of Common Stock. The Company intends to use the net proceeds from these transactions for general corporate purposes, including the funding of certain capital expenditures (See Note 7 and 9).

On April 17, 2025, the Company reinstated its At the Market Offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the Offering Agreement for an aggregate of $20,000,000. During the three and six months ended June 30, 2025 the Company sold an aggregate of 399,078 of its common stock shares for approximately $1.04 million, net of less than $0.03 million in offered costs. For more information regarding the Company’s At the Market Offering, please see Note 9, “Equity,” of these unaudited condensed consolidated quarterly financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the fair value of the convertible notes payable, fair value of warrant liabilities, fair value of stock options and warrants, fair value of the common stock shares granted for services, and the utilization of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of June 30, 2025 the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $2.4 million. The Company has not experienced any losses on its deposits of cash. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

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

Convertible Notes Payable and Fair Value Election

As permitted under FASB ASC Topic 825, Financial Instruments (“ASC 825”), the Company elected to account for its promissory notes, which meet the required criteria, at fair value at inception. Subsequent changes in fair value including interest and amortization of discounts are recorded as a component of non-operating loss in the condensed consolidated statements of operations. The portion of total changes in fair value of the notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying condensed consolidated statements of operations and comprehensive loss. As a result of electing the fair value option, direct costs and fees related to the issuance of the promissory notes are expensed as incurred.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company generally determines fair value of the Common Stock Warrants using a Black Scholes valuation methodology.

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

	Six months ended June 30,
	2025	2024
Stock options	663,453	161,437
Restricted stock awards	—	66,666
Common stock warrants	9,536,222	4,069,240
Common shares issuable upon conversion of Anson Notes	3,716,836	—

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

4. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
	(Unaudited)
Prepaid expense and other current assets:
Prepaid insurance	$829	$827
Prepaid clinical development costs	761	824
Other prepaid expense	90	208
Total prepaid expense and other current assets	$1,680	$1,859

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
	(Unaudited)
Accrued and other current liabilities:
Refund liability (see Note 6)	$4,715	$4,715
Professional services	4,177	3,732
Employee costs	442	577
Accrued research and development expense	587	655
Other accrued expense	53	470
Total accrued and other current liabilities	$9,974	$10,149

6. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen as disclosed in previous filings. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified to deferred revenue or recorded as revenue as of June 30, 2025 and will remain permanent as refund liability until settled.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. As of June 30, 2025, the refund liability due to Alvogen was $4.7 million, which represents all payments made by Alvogen through June 30, 2025, and is included as a component of accrued expense and other current liabilities on the condensed consolidated balance sheet (refer to Note 5). Following the early termination by Alvogen, the Company does not anticipate recognizing any revenue under the License Agreement. Additionally, in June 2024 the Company wrote-off the unfunded stock subscription receivable of $1.3 million related to the warrants previously classified in additional paid-in capital to research and development expense following the termination.

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

As of June 30, 2025 and December 31, 2024, the Note carried a remaining principle balance of $0 million. Refer to Note 11 for the reconciliation of the fair values for the periods presented.

Anson Convertible Promissory Notes

On August 12, 2024, the Company entered into the Purchase Agreement with the Investors. The Company agreed to sell, in three equal tranches, original issue discount Anson Notes in the aggregate principal amount of up to approximately $16.3 million for an aggregate purchase price of up to approximately $15.0 million and warrants to purchase that amount of shares equal to 50% of the principal amount of the Notes divided by the VWAP of the Company’s Common Stock, as listed on the Nasdaq Capital Market, on the day prior to the closing of each respective tranche under the Anson Warrants.

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

During the three months ended March 31, 2025, Anson converted $1.3 million and less than $0.1 million of principal and interest of the First and Third Tranche Notes, respectively, into common stock, resulting in the aggregate issuances of 1,009,518 shares of Common Stock and loss on conversion of $1.6 million. During the three month ended June 30, 2025 Anson converted $4.1 million of principal and interest of the Third Tranche Note into common stock, resulting in the issuance of 1,879,406 shares of Common Stock and loss on conversion of $1.9 million. During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into common stock, resulting in the issuances of 3,676,796 shares of Common Stock and loss on conversion of $1.3 million. (see Note 9). As of June 30, 2025, the nominal principal and accrued interest balance of the Anson Notes was $9.26 million and $0.3 million, respectively. During the three and six months ended June 30, 2025 , the Company recorded a loss from the change in fair value of the Second and Third Tranche Notes of $5.6 million and $6.5 million, which was recognized in other expense (income) on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option. At June 30, 2025, the effective interest rates of the Second and Third Tranche Note was 4.6% and 45.7%, respectively. See Note 11, “Fair Value Measurements,” for a summary of activity for the Anson Notes.

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

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of June 30, 2025, the total cumulative payments made under the SHMH License Agreement were $0.5 million, with $0.2 million in payments made during the three and six months ended June 30, 2025. There were no payments made during the three and six months ended June 30, 2024.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the three and six months ended June 30, 2025 and 2024, no royalty payments were made.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement. During the three and six months ended June 30, 2025 and 2024, the company recorded  $150,000 and $0 in related annual maintenance fee, respectively.

Exclusive License Agreement

The Company has entered into a License Agreement with Apkarian Technologies to in-license US Patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the three and six months ended June 30, 2025 and 2024, the Company has recorded no expenses relating to the licensure of the patent.

Kadima and Dura Purchase Agreements

On March 29, 2025, the Company entered into certain Membership Interest Purchase and Contribution Agreement (the “Dura Purchase Agreement”), by and among the Subsidiaries, Dura Medical, LLC, and Stephen Durand, CRNA, APRN.  Under the terms of the Dura Purchase Agreement, the Company agreed to acquire 100% of the membership interests in Dura Medical, LLC. The transaction includes a combination of cash consideration, contingent earn-out payments based on future performance metrics, and post-closing adjustments. The Dura Purchase Agreement also includes customary representations and warranties, indemnification provisions, and restrictive covenants including non-competition and non-solicitation clauses. The closing of the transaction is subject to customary conditions precedent, including regulatory approvals and third-party consents. The Company expects the acquisition to enhance its operational capabilities in the healthcare sector and contribute to long-term strategic growth.

On May 9, 2025, in furtherance of the Company’s previously announced plans for its subsidiary, HOPE Therapeutics, Inc. (“Hope”), to develop a national network of precision psychiatry clinics. Hope and its wholly-owned subsidiary, HTX Management Company, LLC (“HTX”, and collectively with Hope, the “Subsidiaries”), entered into an Asset Purchase and Contribution Agreement (the “Kadima Purchase Agreement”), with Kadima Neuropsychiatry Institute, Medical Corp. (“Kadima Medical”), Kadima Holdings, Inc. (“Kadima Holdings”), and David Feifel, M.D., PH.D (“Feifel”, and collectively with Kadima Medical and Kadima Holdings, “Kadima”).

The Kadima Purchase Agreement contains representations, warranties and covenants of the Company and Kadima that are customary for a transaction of this nature, including among others, covenants by Kadima regarding the validity of certain material contracts entered into between Kadima and third-parties being assigned to the subsidiaries, title to the assets being sold by Kadima, the condition and sufficiency of the assets being purchased, and Kadima’s rights to its intellectual property, tax liabilities, the investment representations of Kadima, and other open matters in discussions regarding resolution with the intent to close the transaction.

The Purchase Agreement also contains customary indemnification provisions whereby Kadima will indemnify the Company for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of Kadima, pre-closing taxes of Kadima, and certain other matters, subject to certain caps and thresholds.

The foregoing description of the Kadima Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Kadima Purchase Agreement, a copy of which is filed as Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q as of March 31, 2025. The Kadima Purchase Agreement was previously attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Subsidiaries or Kadima. In particular, the assertions embodied in the representations and warranties contained in the Purchase Agreement are qualified by information in the confidential disclosure schedules (the "Disclosure Schedules") provided by Kadima in connection with the consummation of the transactions contemplated by the Kadima Purchase Agreement. These Disclosure Schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties and certain covenants set forth in the Kadima Purchase Agreement. Moreover, certain representations and warranties in the Kadima Purchase Agreement were used for the purposes of allocating risk between the subsidiaries and Kadima, rather than establishing matters of fact. Accordingly, the representations and warranties in the Kadima Purchase Agreement should not be relied on as characterization of the actual state of facts regarding the Subsidiaries and/or Kadima.

As of the date of this Report, the transactions contemplated by each of the Dura Purchase Agreement and the Kadima Purchase Agreement have not yet been consummated, and, as disclosed below, with respect to Kadima the parties are working to close the transaction on terms contemplated by the Kadima Purchase Agreement or pursue an alternative outcome acceptable to the parties.

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three and six months ended June 30, 2025 and 2024 was less than $0.1 million and $0.1 million, respectively.

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of nearly all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, there are no material pending or threatened legal proceedings at this time.

On May 9, 2025, Hope entered into the Kadima Purchase Agreement (the “Agreement”), with HTX Management Company, LLC, Kadima Neuropsychiatry Institute, Medical Corp., Kadima Holdings, Inc., and David Feifel, M.D., PH.D. (collectively, “Kadima”), pursuant to which the Company agreed to purchase, and Kadima agreed to sell, on the Closing Date, as defined in the Agreement, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Acquisition”).  As of the date of this Report, the parties have not closed the Acquisition, and, while no assurances can be given, remain in active discussions to either i) close the Acquisition per the terms of the Agreement, or ii) pursue potential alternative outcomes mutually agreeable to all parties.

9. Equity

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock authorized with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock (“Series A Preferred”).  In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred for an aggregate cash purchase price of $1.2 million.  During March 2024, holders of the Company’s Series A Preferred elected to convert 3.0 million shares of Series A Preferred into 300,000 shares of Common Stock. As of June 30, 2025, no shares of Series A Preferred remained issued or outstanding.

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

From February 20, 2024 to July 29, 2024, the Company announced that it entered into multiple purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 385,515 shares of unregistered Common Stock at a range of  $2.42 – $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. The Company suspended the At the Market Offering from August 14, 2024 through April 17, 2025. On April 17, 2025, the Company reinstated the At the Market Offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the Offering Agreement for an aggregate of $20,000,000. During the six and three months ended June 30, 2025 the Company sold an aggregate of 399,078 of its common stock shares for approximately $1.04 million, net of $0.03 million in offered costs.

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

During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into common stock, resulting in the issuances of 3,676,796 shares of Common Stock valued at $5.5 million based on the market price of our common stock at the date of common stock issuance resulting in a loss on conversion of $1.3 million (see Note 7).

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

On or around January 27, 2025, the Company and Anson entered into a Consent and Waiver Agreement (CWA) related to the RD Purchase Agreement and the Notes. Under this agreement, the investors agreed to waive certain rights and restrictions, including their right to participate in certain future financings, restrictions on the Company issuing specific equity securities, and any potential liquidated damages under the Registration Rights Agreement dated August 14, 2024. These waivers are effective through and expired as of March 31, 2025.

As consideration for these waivers, the Company agreed to issue additional compensation to the investors if the volume-weighted average price (VWAP) of the Company’s common stock is lower than the original purchase price at the time investors submit their first conversion notice for Notes issued in the Second or Third Closing. This compensation includes additional shares of common stock (the "Consideration Shares") and warrants to purchase an equal number of shares (the "Consideration Warrants"). The exercise price of the warrants is based on a VWAP-Based Adjustment, calculated as the greater of (a) the VWAP on the trading day before the conversion notice, or (b) 80% of the closing price on the day before the Registered Direct Offering. As of June 30, 2025, the obligation under this provision has been fully satisfied. On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of common stock, the Company issued 303,819 shares of common stock Consideration Shares and 303,819 of Consideration Warrants to Anson in accordance with the terms of the CWA.

The gross proceeds to the Company from the offerings were approximately $3.5 million, before deducting offering expenses of $0.2 million and excluding the proceeds, if any, from the exercise of the RD Warrants. As discussed above, on January 29, 2025, in conjunction with the issuance of the RD Shares, the Company issued RD Warrants to purchase up to 1,215,278 shares of the Company’s Common Stock which were classified as a liability. The RD Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on January 29, 2030. The measurement of fair value of the RD Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). The grant date fair value of these RD Warrants was estimated to be $3.983 million on January 29, 2025. As the fair value of the liabilities exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the six months ended June 30, 2025.

During the first quarter of fiscal 2025, Anson converted $1.3 million of principal and interest of the First Tranche Note into common stock, resulting in the issuance of 1,004,055 shares of Common Stock valued at $2.9 million based on the market price of our common stock at the date of the common stock issuance resulting in a loss on conversion of $1.6 million (See Note 7).

During the first quarter of fiscal 2025, Anson converted less than $0.1 million of principal and interest of the Third Tranche Note into common stock, resulting in the issuance of 5,463 shares of Common Stock valued at less than $0.1 million based on the market price of our common stock at the date of the common stock issuance resulting in a loss on conversion of less than $0.1 million (See Note 7).

During the second quarter of fiscal 2025, Anson converted $4.1 million of principal and interest of the Third Tranche Note into common stock, resulting in the issuance of 1,879,406 shares of Common Stock valued at $6.0 million based on the market price of our common stock at the date of the common stock issuance resulting in a loss on conversion of $1.9 million (See Note 7).

On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of common stock, the Company issued 303,819 shares of common stock Consideration Shares and 303,819 of Consideration Warrants to Anson in accordance with the terms of the CWA. As a result of this adjustment, the exercise price of the RD Warrants was updated to $2.30 as of March 20, 2025. Upon conversion or extinguishment, ASC 470-50-40-2 requires that any difference between the carrying amount of the debt and the fair value of consideration transferred be recognized as a gain or loss in the statement of operations. The Consideration Shares, being equity-classified, are recognized at fair value with credit to common stock and additional paid in capital. The Consideration Warrants, liability-classified under ASC 815-40, were initially recognized at fair value, with changes in fair value subsequently recognized through earnings. In accordance with the CWA, the Company recorded loss on issuance of the Consideration shares and the Consideration Warrants in total of $1.277 million recognized within other expense (income) during the six months ended June 30, 2025, within accompanying condensed consolidated statements of operations and comprehensive loss.

On May 15, 2025, the Company granted 75,000 shares of fully vested common stock to a vendor in accordance with the vendor agreement. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.08 and an aggregate of  approximately $0.2 million was recorded as expense within the accompanying condensed consolidated statement of operations for the three and six month ended June 30, 2025.

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

During the three and six months ended June 30, 2025 and 2024 no Public Warrants were exercised. The outstanding balance of these public warrants remains in equity. At June 30, 2025 and December 31, 2024, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a gain on the change in fair value of the Private Placement Warrants for the three and six months ended June 30, 2025 and 2024. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

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

On March 5, 2024, the Company issued Underwriter’s Warrant to purchase up to 3,750 shares of Common Stock in relation to the exercise of the February Over-Allotment Option. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.12%, and expected dividend rate of 0%). The allocated fair value of the Underwriter's Warrants on the grant date was less than $0.1 million and is recorded as a charge to additional paid-in capital.

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

On May 23, 2024, the Company issued Underwriter’s Warrant to purchase up to 4,553 shares of Common Stock in relation to the exercise of the April Over-Allotment Option. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.62, exercise price of $3.63, term of 5 years, volatility of 178.10%, risk-free rate of 4.52%, and expected dividend rate of 0%). The allocated fair value of the Underwriter's Warrants on the grant date was less than $0.1 million and is recorded as a charge to additional paid-in capital.

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

As discussed above, on January 29, 2025, in conjunction with the issuance of the RD Shares, the Company issued RD Warrants to purchase up to 1,215,278 shares of the Company’s Common Stock which were classified as a liability. The RD Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on January 29, 2030. The measurement of fair value of the RD Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). The grant date fair value of these RD Warrants was estimated to be $3.983 million on January 29, 2025. As the fair value of the liabilities exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the six months ended June 30, 2025.

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

As of June 30, 2025, the aggregate fair value of all liability classified warrants, which include Anson Warrants, RD Warrants and Private Placement Warrants, was $16.3 million. The Company recognized a loss on the change in fair value of the liability classified warrants for the three and six months ended June 30, 2025 of approximately $6.4 million and $3.5 million, respectively. Refer to Note 11 for discussion of the fair value measurement of the Company’s warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

				Aggregate
		Weighted	Weighted	Intrinsic
		Average	Average	Value
	Total Warrants	Remaining Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2023	3,321,499	3.91	$23.01	$180
Issued	3,948,484	4.71	2.04	—
Expired	(96,417)	—	—	—
Outstanding as of December 31, 2024	7,173,766	3.77	$17.20	$80
Issued	2,381,796	5.00	2.86	—
Expired	(19,340)	—	—	—
Outstanding as of June 30, 2025	9,536,222	3.61	$8.52	$530

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

2021 Omnibus Incentive Plan

As of  June 30, 2025, 1,050,809 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2025, 95,528 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023, the first amendment to the 2021 Omnibus Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the Plan to be equal to 100% of the Share Pool. As of June 30, 2025, an aggregate 1,117,099 shares have been awarded net of forfeitures, and 18,085 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

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

On February 7, 2025, the Company issued 50,000 stock options. These shares have a vesting term of three years, an expiration date of ten years from the grant date, and were valued at approximately $0.1 million as of the grant date.

On April 9, 2025, the Company issued 497,000 stock options. These shares have a vesting term of three years, an expiration date of ten years from the grant date, and were valued at approximately $0.6 million as of the grant date.

The stock options granted during the six months were valued utilizing the Black-Scholes options pricing model with the following inputs: $1.78-2.94 of stock price, 3.91%-4.31% risk-free rate, 127%-126.76% volatility, 0% dividend rate, and the expected term of 3 years.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	264,983	$18.30	7.7	$75
Options granted	—	—	—	—
Forfeited/Expire	(143,150)	—	—	—
Outstanding as of December 31, 2024	121,833	22.36	7.0	—
Options granted	547,000	1.84	10.0
Forfeited/Expire	(5,380)	—	—	—
Outstanding as of June 30, 2025	663,453	5.54	9.3	—
Options vested and exercisable as of June 30, 2025	119,281	$22.52	6.6	$—

Stock-based compensation expense related to stock options was less than $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense related to stock options was less than $0.1 million and approximately $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $0.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.96 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

	Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023 (unvested)	124,166	$5.20
Granted	—
Vested	(90,833)	$4.64
Forfeited	(33,333)	$5.20
Balance as of December 31, 2024 (unvested)	—	—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of June 30, 2025 (unvested)	—	—

On July 12, 2022, the Board granted an award of 100,000 restricted shares of the Company (“Restricted Stock”) as an inducement to the newly appointed CEO, pursuant to a separate Restricted Stock Award Agreement (the “RSA”). The Restricted Stock vested in approximately equal installments over three (3) years from the grant date, subject to continued service through the applicable vesting date.

On December 28, 2023, the Company granted 57,500 RSAs to a consultant for services provided. The RSAs vested after six months from the grant date. The shares were valued on the grant date based on the quoted price of $4.60 or approximately $0.3 million which was amortized over the vesting term.

Stock-based compensation expense related to RSAs was $0 and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense related to RSAs was $0 and less than $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

In October 2024, the Company's CEO announced his resignation and as a result, all unvested RSAs were forfeited. Accordingly, the Company does not expect to recognize any further stock-based compensation expense for the balance of unvested RSAs as of December 31, 2024.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Stock-based compensation expense
General and administrative	$55	$72	$67	$283
Research and development	12	25	12	56
Total stock-based compensation expense	$67	$97	$79	$339

11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2025 and 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services, and warrants issued with the Convertible Notes are estimated based on the Black-Scholes model. The fair value of the convertible notes payable was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	June 30, 2025	December 31, 2024
		(Unaudited)
Assets:
Money Market Account	1	$243	$487

Liabilities:
Warrant liabilities (Note 9)	3	$16,266	$5,639
Convertible note payable and accrued interest (Note 7)	3	$9,854	$6,257

Convertible Note Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

	June 30,
	2025
Stock price on valuation date	$3.26
Time to expiration	0.54	–	0.83
Cost of debt	12.66%
Equity volatility	117.5%	–	138.0%
Risk-free rate	4.07%
Probability of credit default prior to maturity	0%

The following table sets forth a summary of the changes in the fair value of the Anson Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of Anson Notes as of December 31, 2024	$6,257
Fair value of Anson III Note at issuance	2,522
Conversion and repayments of principal and interest (shares)	(1,347)
Fair value adjustment through earnings	965
Fair value of Anson Notes as of March 31, 2025	8,397
Conversion and repayments of principal and interest (shares)	(4,108)
Fair value adjustment through earnings	5,565
Fair value of Anson Notes as of June 30, 2025	$9,854

Convertible note payable - current portion as of June 30, 2025	$9,854
Convertible note payable, net of current portion as of June 30, 2025	$—

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

The weighted-average significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	June 30, 2025			December 31, 2024
Stock price on valuation date	$3.26			$2.20
Exercise price per share	$1.77	–	11.50	$2.08
Expected life	0.90	–	4.58	4.69
Volatility	123.50%	–	162.1%	111%
Risk-free rate	3.77%	–	4.10%	4.37%
Dividend yield	0.00%			0.0%
Fair value of warrants	$0.09	–	3.24	$1.76

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2023	$17
Loss upon re-measurement	9
Balance as of March 31, 2024	26
Gain upon re-measurement	(18)
Balance as of June 30, 2024	$8

Balance as of December 31, 2024	$5,639
Initial recognition of issuance of warrants	7,109
Change in fair value of warrant liabilities	(2,896)
Balance as of March 31, 2025	$9,852
Change in fair value of warrant liabilities	6,414
Balance as of June 30, 2025	$16,266

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

The Company did not generate any revenue during the six months ended June 30, 2025 or the year ended December 31, 2024. The CODM evaluates performance based on operating expenses and monitors key expense categories related to the Company’s research and development activities, as well as general and administrative functions. As the Company is currently in the pre-revenue phase, the associated expenses above are drivers.

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

The following table reconciles the loss from operations to total loss:

	For the three months ended June 30,		For the six months ended June 30,
Expense Category	2025	2024	2025	2024
Loss from operations	$(3,730)	$(7,050)	$(7,577)	$(13,048)
Interest income	(2)	(7)	(6)	(34)
Interest expense	-	-	-	230
Change in fair value of convertible notes payable	5,565	23	6,530	341
Change in fair value of warrant liabilities	6,414	(18)	3,518	(9)
Loss on issuance of the Registered Direct Offering	-	-	729	-
convertible note default penalties	-	849	-	849
Loss on Considerations Shares and Warrants	-	-	1,277	-
Loss on convertible note conversions	1,874	-	3,467	-
Net loss	$(17,581)	$(7,897)	$(23,092)	$(14,425)

Long-lived assets consist of property, plant, and equipment, net which are included in other assets in the balance sheet as they are not material. Long-lived assets by year are as follows:

	June 30, 2025	December 31, 2024
Computers, cost	$29	$29
Accumulated depreciation	(21)	(19)
Total equipment	$8	$10

13. Income Taxes

The Company recorded no provision or benefit for income tax expense for the six months ended June 30, 2025 and 2024, respectively.

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

14. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, a co-founder and former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During the three months ended  June 30, 2025 and 2024, the Company paid Glytech $0.0 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. During the six months ended  June 30, 2025 and 2024, the Company paid Glytech $0.0 million and $0.1 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to the Company. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that the Company considers “pipeline” or “future product” opportunities, that contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. On November 6, 2022 the Glytech Agreement was amended whereby Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology to the Company for no additional consideration at any time upon receipt of written notice from the Company if, on or prior to June 30, 2024, (i) the value of the Glytech equity holdings in the Company (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days).

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major shareholder in the Company and a member of the Board of Directors. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as CEO under an employment agreement with the Company until March 8, 2022 and currently serves under a Consulting Agreement with the Company as Chief Scientist thereafter and received compensation of $0.3 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and received compensation of $0.6 million and $0.4 million during the six months ended June 30, 2025 and 2024, respectively.

On March 29, 2023, the Consulting Agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. The annual discretionary bonus for 2024, if any, may be approved by the board in 2025 and is payable in March 2025, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of June 30, 2025 and December 31, 2024, the annual discretionary bonus of $0.2 million and $0.2 million is accrued and included within accrued and other current liabilities on the condensed consolidated balance sheets, respectively.

The Javitt Amendment also provides, subject to the approval of the Board of Directors, for a grant of 50,000 shares of restricted stock of the Company under the Company’s 2021 Omnibus Incentive Plan. The restrictions are performance based, and half of the restricted shares (25,000) shall have the restrictions removed on the New Drug Application Date (as defined below) and the remaining half (25,000) will have the restrictions removed on the New Drug Approval Date (as defined below). As of June 30, 2025, the Board of Directors has not approved the grant of restricted stock.

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

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s CEO who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.1 million and less than $0.1 million during the three months ended June 30, 2025 and 2024, respectively. The Company paid this family member a total of $0.1 million and less than $0.1 million during the six months ended June 30, 2025 and 2024, respectively. These services are ongoing.

Included in accounts payable were $0.2 million and less than $0.1 million due to the above related parties as of June 30, 2025 and December 31, 2024, respectively.

15. Subsequent Events

From July 9, 2025 through August 14, 2025, the Company sold an aggregate of 231,489 shares of its common stock shares for approximately $0.7 million, net of less than $0.02 million in offering costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of NRx Pharmaceuticals’ financial condition and plan of operations together with NRx Pharmaceuticals' condensed consolidated financial statements and the related notes appearing elsewhere herein. In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. NRx Pharmaceuticals’ actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere herein. All references to “Note,” followed by a number reference from 1 to 15 herein, refer to the applicable corresponding numbered footnotes to these condensed consolidated financial statements.

Overview

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (“NeuroRx”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and post-traumatic stress disorder (“PTSD”) and schizophrenia. All of our current drug development activities are focused drugs that modulate on the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has two lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, and NRX-101, an oral fixed dose combination of D-cycloserine and lurasidone. NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (“FDA”) approval as follows:

1.	An Abbreviated New Drug Application (“ANDA”) for NRX-100 was filed, with Priority Review requested, during the second quarter of 2025 with a first response received August 13, 2025.

2.

A New Drug Application (“NDA”) for NRX-100, originally initiated during the fourth quarter of 2024, is expected to be completed in September 2025. This follows the Company’s successful application for a waiver under the Prescription Drug User Fee Act ("PDUFA"), which is expected to save the Company approximately $4.3 million in filing fees and grant of Fast Track Designation for NRX-100 for “Treatment of Suicidal Ideation in Patients with Depression, including Bipolar Depression. The Company has applied to receive a Commissioner’s National Priority Voucher (CNPV), which could significantly reduce review time.

3.

An NDA filing for NRX-101 has been initiated with the transmission of the Module 3 manufacturing file to publishing. The drug was previously awarded Breakthrough Therapy Designation and accordingly the Company is requesting rolling review of the NDA. Breakthrough Therapy Designation is granted by the FDA to facilitate the development, and expedite the review of drugs to treat serious conditions meet an unmet medical need, and have demonstrated preliminary evidence of efficacy as determined by the FDA. The Company anticipates decision dates from the FDA for both its NDA applications potentially as early as year-end 2025 (NRX-100) and the first quarter of 2026 (NRX-101).

In February 2024, NRx incorporated HOPE Therapeutics, Inc. (“HOPE”), a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment of the above conditions with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as Transcranial Magnetic Stimulation (“TMS”), digital therapeutics, and medication management.

NeuroRx is organized as a traditional research and development (“R&D”) company, whereas HOPE is organized as a medical care delivery company intended to own and/or operate clinics that serve patients with suicidal depression, PTSD, and other serious Central Nervous System (“CNS”) disorders. Management’s plan, through the establishment of HOPE, is to transform NRx from a pre-revenue biotechnology company to a revenue-generating enterprise that continues to develop life-saving drugs and technologies through NeuroRx, while also treating patients through HOPE.

During the second quarter of 2025 and in the subsequent period, key achievements by the Company in support of its overall mission to improve and save the lives of patients affected by central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder and schizophrenia include the following:

Drug Development

●

Grant of Fast Track Designation for NRX-100 from the FDA for all indications and types of depression and related disorders based on its potential to satisfy an unmet medical need. This designation represents an approximately 10-fold expansion of the addressable market to 13 million Americans, compared to the original Fast Track Designation issued in 2017 for bipolar depression alone. The Designation letter contains a specific finding that NRX-100 addresses an “unmet medical need.” This is a specific qualifying requirement for the Commissioner’s National Priority Voucher Program.

●	Filing of an ANDA for NRX-100 (preservative-free intravenous ketamine).
●	Filing of Commissioner’s National Priority Voucher application for intravenous ketamine (NRX-100).
●	Submission of stability data for NRX-100 to the manufacturing data on file with FDA sufficient to support three years of room temperature shelf stability for NRX-100.
●	Submission of draft labeling for NRX-100 in the treatment of suicidal depression based on the Fast Track Designation received.
●

Completion of a toxicology assessment of Benzethonium Chloride, documenting its lack of “Generally Recognized as Safe” (GRAS) status and lack of safety data to support its use in intravenous presentations of ketamine.

●	Filing of a Citizen’s Petition with the U.S. Food and Drug Administration to seek the removal of benzethonium chloride, a toxic preservative, from all ketamine products for intravenous administration.
●	Filing of a patent application for NRX-100, the Company’s proprietary preservative-free formulation of intravenous ketamine.
●	Receipt of filing fee waiver from the FDA for NRX-100.
●

Filing of module 3 manufacturing data to support a New Drug Application for NRX-101 in the treatment of patients with suicidal bipolar depression and akathisia despite treatment with already-approved medication.

Interventional Psychiatry Clinics (HOPE Therapeutics)

●

Execution of definitive Purchase Agreement and receipt of final regulatory clearance from Florida’s Agency for Health Care Administration (“ACHA”) to proceed with closing the acquisition of Dura Medical.

●	Execution of binding letter of intent to acquire the assets of NeuroSpa TMS of Tampa, FL.
●	Execution of a binding letter of intent to acquire a 49% interest in Cohen and Associates, LLC.
●	Receipt of approval pending legal stipulations for $7.8 million of debt financing to support the acquisition of Dura Medical, NeuroSpa TMS, and Cohen Psychiatry.
●	Execution of a definitive purchase agreement, subject to standard closing conditions and agreement between the parties regarding the resolution of ongoing discussions, to purchase the non-clinical assets of Kadima Neuropsychiatry Institute.
●	Execution of a non-binding term sheet for a strategic investment from a global medical device manufacturer into HOPE.

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

Activities surrounding this development program, as well as chronic pain, are on hold into 2026 as the Company focuses on its nearer term, more significant development programs.

Recent Developments

Financing

In May 2025, the Company reinstated the At the Market Offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the Offering Agreement for an aggregate of $20,000,000. During the three months ended June 30, 2025 the Company sold an aggregate of 399,078 of its common stock shares for approximately $1.0 million, net of less than $0.02 million in offering costs.

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

Drug Development

NRX-100 – Preservative-Free Ketamine:

As described in previous filings, we have undertaken two paths to market for NRX-100: a generic-approval path under an Abbreviated New Drug Application (ANDA) to address the current generic market for ketamine and an innovative drug path under a New Drug Application (NDA) to develop ketamine for use in treating suicidal depression.  The ANDA market is estimated at $750 million today and we anticipate entering this market in early 2026. There is one ketamine-based drug currently marketed for treatment of depression and its manufacturer recently reported $1.3 billion in 2024 sales. With recent positive changes in the regulatory environment, we similarly anticipate entering the innovative market for ketamine in early-mid 2026.

Our proprietary, preservative free formulation is the subject of a US patent filing that has potential to confer market exclusivity. In addition, we have filed a Citizens Petition (Sapko, M. T., Panicucci, R., & Javitt, J. (2025). Toxicological Evaluation of Benzethonium Chloride in Ketamine Formulations. Zenodo. https://doi.org/10.5281/zenodo.16883346) with FDA noting that the Benzethonium Chloride (BZT) preservative in ketamine is not Generally Recognized as Safe (GRAS) and has not been demonstrated to be safe in the context of this product. Historically, BZT was added to ketamine to enable multidose use and multi-patient use from a single vial. Those uses are no longer common in US healthcare facilities. We have performed an extensive review of the toxicology literature around BZT and determined that FDA no longer allows BZT to be used in hand cleansers and topical antiseptics. BZT is part of a class of quaternary amines that have been shown to be toxic to corneal and conjunctival cells. A related compound in this class, Benzalkonium Chloride, has been removed from many eyedrops because of this demonstrated toxicity. The toxicology review link suggests that while single dose administration of preserved ketamine is generally thought of as safe, the cumulative dose of BZT with repeated intravenous administration may approach a toxicologically-concerning exposure to this compound.

In general, we anticipate that a preservative-free form of ketamine will be welcomed by physicians and patients, which may enable NRX-100 to gain a larger share of the existing ketamine market than would be available to an undifferentiated product. However, should the Citizens Petition be granted the share of the generic market captured by NRX-100 could be considerably higher.

Our path to New Drug Approval of Ketamine for treatment of depression was substantially augmented on August 8, 2025 by award of an expanded Fast Track Designation (FTD) to NRX-100 by the FDA Division of Psychiatry Products. In 2017, FDA awarded FTD to NRX-100 in association with NRX-101 for the treatment of suicidal bipolar depression. FDA subsequently requested in 2018 that the Company establish a separate Investigative New Drug file for NRX-100 and the Company complied. Last week, FDA gave a far broader Fast Track Designation to NRX-100, designating it for “Treatment of suicidal ideation in depression, including bipolar depression,” According to the US Centers for Disease Control (CDC), 13 million Americans develop suicidal ideation each year, with 1.5 million attempting suicide and an American dying of suicide every 11 minutes.

FDA further augmented the potential path to market of NRX-100 by establishing the Commissioner’s National Priority Voucher Program (CNPV).  The key criteria are shown below, taken from the FDA website. To receive a CNPV, a product must meet at least one of the criteria below. Management believes that NRX-100 meets all five criteria.

●

Addressing a U.S. public health crisis. An example could include developing a universal flu vaccine that could provide broad protection against multiple strains of influenza, including those with pandemic potential.

●

Delivering more innovative cures for the American people. The focus for this priority is transformative impact that far outstrips the threshold for breakthrough therapy designation. Examples could include creating a novel immunotherapy that reprograms the body’s immune system to fight multiple diseases; or transforming mental health care through a novel treatment for PTSD.

●

Addressing a large unmet medical need. This includes a condition that available therapies do not adequately diagnose or treat, including drugs to treat or prevent rare diseases or addressing America’s chronic disease crisis.

●

Onshoring drug development and manufacturing to advance the health interests of Americans and strengthen U.S. supply chain resiliency. Examples could include companies with new manufacturing establishments that shift manufacturing of essential medicines (such as generic sterile injectables) from foreign facilities to the U.S.; or a clinical trial that maintains robust U.S. enrollment to support generalizability for Americans against the U.S. standard of care.

●

Increasing affordability. This could include a company that lowers the U.S. price of a drug or drugs consistent with Most Favored Nation pricing or reduces other downstream medical utilization to lower overall healthcare costs.

Receipt of a CNPV affords a substantially faster review time of 1-2 months vs. 10-12 months, enhanced communication throughout the review process, a multidisciplinary team-based evaluation, and potential for accelerated approval if the applicable requirements are met. Key to this process is determination that the candidate product meets a large, unmet medical need. That determination was specifically made in the case of NRX-100 by the Division of Psychiatry Products and included in the Fast Track Determination letter. There is an additional feature to the CNPV that may limit eligibility to a relatively few drugs. The CNPV requires that a Company’s module 3 manufacturing data be on file. These data were initially filed for NRX-100 in December 2024 and the stability data were updated in July 2025 to support three years of room temperature shelf stability.

NRx intends to seek Accelerated Approval of NRX-100. The data that have been licensed from the Government of France and Columbia University demonstrate that intravenous ketamine is superior to placebo and to active placebo in reducing suicidal ideation and depression within hours and has an effect duration of about a week. The PCORI-funded trial of ketamine vs. ECT demonstrates non-inferiority to ECT on depression over a 6 month period. The Company believes that these data are sufficient for an FDA grant of initial market access subject to confirmatory data.  However, longer term data are desirable for a drug that may ultimately be used in millions of patients each year. Additional detail regarding established ketamine efficacy data is noted below.

In addition to the experimental data shown above, the Company will be presenting Real World Data from two sources that capture medical record information from approximately 60,000 and 120,000 patients, respectively. An example drawn from the first 20,000 such patients examined is depicted below and suggests that the effect of ketamine seen in Real World Data are consistent with the smaller, but better controlled results observed in randomized clinical trials.

Under the accelerated approval pathway, a Company is obligated to provide confirmatory data of safety and efficacy within five years of accelerated approval. In this case, NRx has contracted with the sponsors of a 450-person randomized non-inferiority trial of intravenous racemic ketamine compared to intranasal S-ketamine. The Company hypothesizes that NRX-100 will prove to be non-inferior to intranasal S-ketamine in reducing symptoms of depression and may prove superior in reducing symptoms of suicidality.

NRX-100 Path to Market

Both the ANDA and NDA pathways rely on the completion of the Module 3 manufacturing file. The Abbreviated New Drug Application (ANDA) for NRX-100 was received by FDA on June 13, 2025. On August 13, 2025, NRx Pharmaceuticals received a letter from the FDA in response to the Company’s Abbreviated New Drug Approval (ANDA) application for NRX-100 as enumerated in the Form 8-K filed August 15, 2025. The Company will respond to the comments and resubmit the ANDA in cooperation with FDA. Management believes that the guidance received by the FDA is a routine part of the regulatory process, provides a clear path to market for preservative-free ketamine, and will not result in any undue delay.

NRX-101

Clinical progress related to NRX-101 is documented in recently-filed forms 10-K and 10-Q. During Q2 2025 and in subsequent events, management has focused on preparing the New Drug Application of NRX-101, submitting more than 80,000 pages of manufacturing, non-clinical, and clinical material in July 2025. Breakthrough Therapy Designation was awarded to NRX-101 by the FDA in 2018.

As noted previously, NRX-101 demonstrated a statistically-significant benefit in reduction of suicidality and reduction of akathisia in a randomized, well-controlled trial against lurasidone. These findings confirm the initial results reported in the Company’s STABIL-B trial. The Company anticipates filing an NDA for Accelerated Approval of NRX-101 for treatment of “Suicidal Bipolar Depression in patients with Akathisia and Active Suicidal Ideation despite standard of care therapy.” NRX-101 is the only oral medicine that has ever been demonstrated in two randomized trials to reduce active suicidality and akathisia, to the Company’s knowledge. The Company is in active discussion with an academic medical center that has already demonstrated leadership in the successful phase 2 trial to conduct the confirmatory research required post Accelerated Approval under an already-funded national multicenter trial. The Company is currently applying for a PDUFA fee waiver from FDA on the grounds of overwhelming public health need.

Recent evidence suggests that NRX-101 may confer a significant added advantage to the clinical results of Transcranial Magnetic Stimulation (Cole J, et.al. Efficacy of Adjunctive D-Cycloserine to Intermittent Theta-Burst Stimulation for Major Depressive Disorder: A Randomized Clinical Trial. JAMA Psychiatry. 2022;79(12):1153–1161. doi:10.1001/jamapsychiatry.2022.3255). The Company is initiating an expanded-access protocol to make NRX-101 available for this application and is organizing a phase 2b/3 randomized clinical trial to confirm this finding.

Financial Results

Since inception, the Company has incurred significant operating losses. For the three months ended June 30, 2025 and 2024, the Company’s net loss was $17,581 million and $7.9 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s net loss was $23.1 million and $14.4 million, respectively. As of June 30, 2025, the Company had an accumulated deficit of $301.4 million, a stockholders’ deficit of $35.6 million and a working capital deficit of $35.9 million.

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

Settlement expense

Settlement expense during the six months ended June 30, 2025 consists of deductibles related to insurance claims.

Results of operations for the three months ended June 30, 2025 and 2024

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Three months ended June 30,		Change
	2025	2024	Dollars
	(Unaudited)
Operating expense:
Research and development	$987	$2,804	$(1,817)
General and administrative	2,743	4,246	(1,503)
Total operating expense	3,730	7,050	(3,320)
Loss from operations	$(3,730)	$(7,050)	$3,320

Other expense (income):
Interest income	$(2)	$(7)	$5
Convertible note default penalty	—	849	(849)
Change in fair value of convertible note payable	5,565	23	5,542
Change in fair value of warrant liabilities	6,414	(18)	6,432
Loss on convertible note conversion	1,874	—	1,874
Total other expense	13,851	847	13,004
Loss before tax	(17,581)	(7,897)	(9,684)
Net loss	$(17,581)	$(7,897)	$(9,684)

Operating expense

Research and development expense

For the three months ended June 30, 2025, the Company recorded $1.0 million of research and development expense, as compared to approximately $2.8 million for the three months ended June 30, 2024. The decrease of $1.8 million is related primarily due to the conclusion of the phase 2 study related to NRX-101 and the Company's cash conservation efforts, specifically to reduction in $0.4 million in clinical costs, $1.5 million in other regulatory and process development costs, and less than $0.1 million in payroll and payroll related expenses. The research and development expense for each of the three months ended June 30, 2025 and 2024, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the three months ended June 30, 2025, the Company recorded $2.7 million of general and administrative expense, as compared to approximately $4.2 million for the three months ended June 30, 2024. The decrease of $1.5 million is related primarily to a decrease of $1.2 million in consultant and legal fees, $0.1 million in insurance expense and $0.2 million in employee expenses and other general and admin expenses. General and administrative expense includes less than $0.1 million of non-cash stock-based compensation for both of the three months ended June 30, 2025 and 2024.

Other expense (income)

Interest income

For the three months ended June 30, 2025, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the three months ended June 30, 2024.

Convertible note default penalty

For the three months ended June 30, 2025, the Company recorded $0 million of a default penalty, as compared to $0.8 million of a default penalty for the three months ended June 30, 2024. The decrease is due to alleged default in connection with the convertible note during the three months ended June 30, 2024.

Change in fair value of convertible notes payable

For three months ended June 30, 2025, the Company recorded a loss of $5.6 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the three months ended June 30, 2024, the Company recorded a loss of less than $0.1 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the three months ended June 30, 2025, the Company recorded a loss of $6.4 million related to the change in fair value of the warrant liabilities, as compared to a gain of less than $0.1 million for the three months ended June 30, 2024. The increase in loss during the three months ended June 30, 2025 was attributed to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes as well as increase in the Company’s stock prices.

Loss on convertible note conversion

For the three months ended June 30, 2025, the Company recorded a loss of $1.9 million related to convertible note conversion, as compared to $0 during the three months ended June 30, 2024. These conversions were calculated as the difference between the conversion price per the terms of the Anson agreement (See Note 7) relative to the fair value of the common stock on the date of conversion.

Results of operations for the six months ended June 30, 2025 and 2024

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Six months ended June 30,		Change
	2025	2024	Dollars
	(Unaudited)
Operating expense:
Research and development	$1,791	$4,552	$(2,761)
General and administrative	5,686	8,496	(2,810)
Settlement Expense	100	—	100
Total operating expense	7,577	13,048	(5,471)
Loss from operations	$(7,577)	$(13,048)	$5,471

Other expense(income):
Interest income	$(6)	$(34)	$28
Interest expense	—	230	(230)
Convertible note default penalty	—	849	(849)
Change in fair value of convertible note payable	6,530	341	6,189
Change in fair value of warrant liabilities	3,518	(9)	3,527
Loss on issuance of the Registered Direct Offering	729	—	729
Loss on Considerations Shares and Warrants	1,277	—	1,277
Loss on convertible note conversion	3,467	—	3,467
Total other (income) expense	15,515	1,377	14,139
Loss before tax	(23,092)	(14,425)	(8,667)
Net loss	$(23,092)	$(14,425)	$(8,667)

Operating expense

Research and development expense

For the six months ended June 30, 2025, the Company recorded $1.8 million of research and development expense, as compared to approximately $4.6 million for the six months ended June 30, 2024. The decrease of $2.8 million is related primarily due to the conclusion of the phase 2 study related to NRX-101 and the Company's cash conservation efforts, $0.8 million in clinical costs, $1.5 million in other regulatory and process development costs, and $0.5 million in regulatory and process consultants fees. The research and development expense for each of the six months ended June 30, 2025 and 2024, respectively, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the six months ended June 30, 2025, the Company recorded $5.7 million of general and administrative expense, as compared to approximately $8.5 million for the six months ended June 30, 2024. The decrease of $2.8 million is related primarily to a decrease of $2.1 million in consultant fees, $0.2 million in insurance expense,  and $0.6 million in employee expenses and other general and admin expenses, partially offset by an increase of $0.1 million in legal expense. General and administrative expense includes $0.2 million and $0.3 million of non-cash stock-based compensation for the six months ended June 30, 2025 and 2024, respectively.

Settlement expense

Settlement expense during the six months ended June 30, 2025 consists of $0.1 million of deductibles related to insurance claims, as compared to $0 during the six months ended June 30, 2024.

Other expense (income)

Interest income

For the six months ended June 30, 2025, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the six months ended June 30, 2024.

Interest expense

For the six months ended June 30, 2025, the Company recorded $0 of interest expense, as compared to $0.2 million of interest expense for the six months ended June 30, 2024. The decrease of $0.2 million is due to premiums for cash payments on the convertible note for the six months ended June 30, 2024.

Convertible note default penalty

For the six months ended June 30, 2025, the Company recorded $0 million of a default penalty, as compared $0.8 million of a default penalty for the six months ended June 30, 2024. The decrease is due to alleged default in connection with the convertible note in 2024 and no such event of default during the six months ended June 30, 2025.

Change in fair value of convertible notes payable

For six months ended June 30, 2025, the Company recorded a loss of $6.5 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the six months ended June 30, 2024, the Company recorded loss of $0.3 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the six months ended June 30, 2025, the Company recorded a loss of $3.5 million related to the change in fair value of the warrant liabilities, as compared to a gain of less than $0.1 million for the six months ended June 30, 2024. The increase in loss during the six months ended June 30, 2025 was attributed to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes as well as increase in the Company’s fair value of its common shares.

Loss on issuance of Registered Direct Offering

For the six months ended June 30, 2025, the Company recorded a loss of $0.7 million related to the issuance of Registered Direct Offering, as compared to $0 during the six months ended June 30, 2024. As the fair value of the warrant liabilities issued in the Registered Direct Offering exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the period ended June 30, 2025.

Loss on Considerations shares and warrants

For the six months ended June 30, 2025, the Company recorded a loss of $1.2 million related to the loss on issuance of Consideration Shares and Warrants, as compared to $0 during the six months ended June 30, 2024.

Loss on convertible note conversion

For the three months ended June 30, 2025, the Company recorded a loss of $3.5 million related to convertible note conversion, as compared to $0 during the six months ended June 30, 2024. These conversions were calculated as the difference between the conversion price per the terms of the Anson agreement (See Note 7) relative to the fair value of the common stock on the date of conversion.

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

At-The Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of common stock issuable under that certain At the Market Offering Agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement under the Offering Agreement for an aggregate of $4.9 million (the “ATM Offering”). On August 14, 2024, the Company reduced the amount to under the Offering Agreement to $0 and suspended the ATM Offering. On April 17, 2025, the Company reinstated the ATM Offering and filed a prospectus supplement under the Offering Agreement for an aggregate of $20 million.

Through June 30, 2025, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $2.8 million.

Cash Flows

The following table presents selected financial information and statistics for each of the periods shown below:

	June 30, 2025	December 31, 2024
Balance Sheet Data:
Cash	$2,910	$1,443
Total assets	4,838	3,651
Convertible notes payable and accrued interest	9,854	6,257
Total liabilities	40,453	26,874
Total stockholders' deficit	(35,615)	(23,223)

	Six months ended June 30,
	2025	2024
	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(7,508)	$(6,233)
Net cash used in investing activities	—	—
Net cash provided by financing activities	8,975	3,536
Net increase (decrease) in cash	$1,467	$(2,697)

Operating Activities

During the six months ended June 30, 2025, operating activities used approximately $7.5 million of cash, primarily resulting from a net loss of $23.1 million partially offset by net non-cash losses of $16.1 million, including $6.5 million in change in fair value of convertible promissory notes, $0.2 million of stock-based compensation, $3.5 million loss in convertible note conversion, $1.2 million of  loss on Consideration Shares and Warrants, $0.4 million in debt issuance costs, $0.7 million in loss on issuance of Register Direct offering, $3.5 million loss in change in fair value of warrant liabilities and changes in operating assets and liabilities of $0.5 million.

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

Investing Activities

During the six months ended June 30, 2025 and 2024, there was no cash used in investing activities.

Financing Activities

During the six months ended June 30, 2025, financing activities provided $9.0 million of cash resulting from $3.3 million in proceeds from issuance of common stock and warrants related to the RD Offering and $5.0 million in proceeds from the Anson Notes, $1.0 million in proceeds from issuance of common stock in connection with ATM offering, offset by $0.3 million in repayments of and by $0.4 million of proceeds from insurance notes, and $0.4 million in debt issuance costs due to the fair value election on Anson Notes.

During the six months ended June 30, 2024, financing activities provided $3.5 million of cash resulting from $1.0 million in proceeds from issuance of Common Stock and warrants issued in a private placement, and $4.7 million in proceeds from issuance of Common Stock and warrants offset by $2.2 million in repayments of the convertible note.

Contractual Obligations and Commitments

See Note 7, Debt, and Note 8, Commitments and Contingencies, of the notes to the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2025 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of June 30, 2025 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of nearly all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. See Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 (“Note 8”) included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.  Other than as set forth below and/or in Note 8, there are no additional pending or threatened legal proceedings at this time.

On May 9, 2025, Hope Therapeutics, Inc. entered into the Kadima Purchase Agreement (the “Agreement”), with HTX Management Company, LLC, Kadima Neuropsychiatry Institute, Medical Corp., Kadima Holdings, Inc., and David Feifel, M.D., PH.D. (collectively, “Kadima”), pursuant to which the Company agreed to purchase, and Kadima agreed to sell, on the Closing Date, as defined in the Agreement, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Acquisition”).  As of the date of this Report, the parties have not closed the Acquisition due to ongoing discussion between the parties, and, while no assurances can be given, remain in active discussions to either i) close the Acquisition per the terms of the Agreement, or ii) pursue potential alternative outcomes mutually agreeable to the parties.

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

There is no assurance that the Agreement with Kadima Neuropsychiatry Institute will close or that even if we close the Acquisition that we will realize the anticipated benefits.

On May 9, 2025, Hope Therapeutics, Inc. entered into an Asset Purchase and Contribution Agreement (the “Agreement”), with HTX Management Company, LLC, Kadima Neuropsychiatry Institute, Medical Corp., Kadima Holdings, Inc., and David Feifel, M.D., PH.D. (collectively, “Kadima”), pursuant to which the Company agreed to purchase, and Kadima agreed to sell, on the Closing Date, as defined in the Agreement, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Acquisition”).  As of the date of this Report, the parties have not closed the Acquisition due to ongoing discussions between the parties and, while no assurances can be given, remain in active discussions to either i) close the Acquisition per the terms of the Agreement, or ii) pursue potential alternative outcomes mutually agreeable to the parties.  Even if the transactions contemplated by the Agreement are completed, the acquisition of the assets being purchased thereunder may not materialize into revenue and generate the financial and strategic benefits we expected.  The failure to close the Acquisition would negatively impact our revenues and return on investment. In addition, should the Acquisition close, we may face operational challenges and unforeseen liabilities that may negatively impact our business.

While we have entered into definitive transaction documents with Kadima Neuropsychiatry Institute and Dura Medical, we cannot assure you that the transactions will be consummated or, if consummated, that they will be consummated on the terms set forth in such definitive documentation or that they will be accretive to stockholder value.

As previously reported by the Company, we entered into definitive purchase agreements with each of Kadima and Dura Medical pursuant to which we agreed to explore an acquisition of each of the clinics. We have also announced the entry into, and negotiations for, letters of intent with potential strategic investors (the “LOI’s”), to partially fund our planned acquisitions of Kadima and Dura Medical, the first step in creating our planned international network of interventional psychiatry clinics.

We currently have not finalized the commitments to finance the proposed acquisitions. Further, even if we are able to complete the financing(s), no assurances can be given that the terms will be favorable to our stockholders, that the transaction(s) will be completed in the time frame or in the manner currently anticipated, or that we will recognize the anticipated benefits of the transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended June 30, 2025, that were not previously reported.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities occurred during the three months ended June 30, 2025, that were not previously reported.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Description

10.1+	Asset Purchase and Contribution Agreement, dated as of May 9, 2025, by and among Hope Therapeutics, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2025.
10.2+	Membership Interest Purchase and Contribution Agreement, by and among Hope Therapeutics, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

NRX PHARMACEUTICALS, INC.

Date: August 15, 2025	By:	/s/ Jonathan Javitt
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)