Form 10-Q
period 2025-09-30
NRX Pharmaceuticals, Inc.
filed 2025-11-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, the registrant had 28,097,627 shares of common stock, par value $0.001 per share (the “Common Stock”), outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,184	$1,443
Accounts receivable, net	239	-
Prepaid expense and other current assets	1,437	1,859
Subscription receivable	3,087	-
Total current assets	11,947	3,302
Other assets	243	340
Furniture and equipment, net	69	9
Right-of-use assets, net	107	-
Right-of-use asset - related party, net	243	-
Intangible assets, net	1,777	-
Goodwill	610	-
Total assets	$14,996	$3,651
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,257	$4,130
Accrued and other current liabilities	9,875	10,149
Accrued clinical site costs	351	379
Convertible note payable and accrued interest, current	9,909	1,246
Insurance loan payable	152	320
Warrant liabilities	15,860	5,639
Lease liability, short term	87	-
Lease liability, short term - related party	102	-
Total current liabilities	40,593	21,863
Convertible note payable and accrued interest, long term	-	5,011
Lease liability, noncurrent	15	-
Lease liability, noncurrent - related party	143	-
Total liabilities	40,751	26,874

Commitments and Contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized.	-	-
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized; 27,682,530 and 14,591,505 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	28	15
Additional paid-in capital	281,473	255,035
Accumulated deficit	(307,256)	(278,273)
Total stockholders’ deficit	(25,755)	(23,223)
Total liabilities and stockholders' deficit	$14,996	$3,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net patient service revenue	$242	$-	$242	$-

Operating expense:
Cost of patient services	97	-	97	-
Research and development	1,429	611	3,219	5,163
Selling, general and administrative	2,808	2,409	8,492	10,903
Depreciation and amortization	26	2	28	4
Settlement (income) expense	(94)	-	6	-
Total operating expenses	4,266	3,022	11,842	16,070
Loss from operations	(4,024)	(3,022)	(11,600)	(16,070)
Other (income) expense:
Interest income	(2)	(6)	(8)	(40)
Interest expense	-	-	-	230
Change in fair value of convertible notes payable	1,502	(1,355)	8,032	(1,014)
Change in fair value of warrant liabilities	4,963	(165)	8,481	(174)
Loss on issuance of Registered Direct Offering	-	-	730	-
Loss on Consideration Shares and Warrants	-	-	1,277	-
Convertible note default penalty	-	-	-	849
Loss on convertible note conversions	772	127	4,239	127
Gain on exercise of warrant liabilities	(5,369)	-	(5,369)	-
Total other expense (income)	1,866	(1,399)	17,382	(22)
Net loss	$(5,890)	$(1,623)	$(28,982)	$(16,048)
Comprehensive loss:
Change in fair value of convertible note attributed to credit risk	-	3	-	3
Other comprehensive loss	-	3	-	3
Comprehensive loss	$(5,890)	$(1,626)	$(28,982)	$(16,051)
Net loss per share:
Basic and diluted	$(0.27)	$(0.15)	$(1.54)	$(1.59)
Weighted average Common Stock outstanding:
Basic and diluted	22,231,178	10,973,697	18,881,968	10,108,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

									Accumulated
			Series A Preferred				Additional		Other	Total
	Preferred Stock		Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2024	—	$—	—	$—	14,591,505	$15	$255,035	$(278,273)	$—	$(23,223)
Stock-based compensation	—	—	—	—	—	—	12	—	—	12
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	1,009,518	1	2,939	—	—	2,940
Shares issued with register direct offering, net of offering cost	—	—	—	—	1,215,278	1	3,254	—	—	3,255
Fair Value of warrants issued with registered direct offering	—	—	—	—	—	—	(3,255)	—	—	(3,255)
Amortization of prepaid offering costs	—	—	—	—	—	—	(7)	—	—	(7)
Shares issued as a result of repricing under VWAP	—	—	—	—	303,819	—	629	—	—	629
Net loss	—	—	—	—	—	—	—	(5,512)	—	(5,512)
Balance - March 31, 2025	—	$—	—	$—	7,120,120	$17	$258,607	$(283,785)	$—	$(25,161)
Common Stock issued in exchange for services	—	—	—	—	75,000	—	150	—	—	150
Stock-based compensation	—	—	—	—	—	—	67	—	—	67
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	1,879,406	2	5,981	—	—	5,983
Amortization of prepaid offering costs	—	—	—	—	—	—	(85)	—	—	(85)
ATM offering, net of offering costs of $26	—	—	—	—	399,078	0	1,012	—	—	1,012
Net loss	—	—	—	—	—	—	—	(17,581)	—	(17,581)
Balance - June 30, 2025	—	$—	—	$—	19,473,588	$19	$265,732	$(301,366)	$—	$(35,615)
Stock-based compensation	—	—	—	—	—	—	68	—	—	68
Common Stock issued as a result of exercise of warrants					1,870,962	2	3,085			3,087
ATM offering, net of offering costs of $110	—	—	—	—	1,350,788	1	3,739	—	—	3,740
Common Stock issued in exchange for services	—	—	—	—	150,000	1	450	—	—	451
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	877,193	1	2,218	—	—	2,219
Shares issued with register direct offering, net of offering cost of $321	—	—	—	—	3,959,999	4	6,209	—	—	6,213
Amortization of prepaid offering costs	—	—	—	—	—	—	(28)	—	—	(28)
Net loss	—	—	—	—	—	—	—	(5,890)	—	(5,890)
Balance - September 30, 2025	—	$—	—	$—	27,682,530	$28	$281,473	$(307,256)	$—	$(25,755)

									Accumulated
			Series A Preferred				Additional		Other	Total
	Preferred Stock		Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance December 31, 2023	—	$—	3,000,000	$3	8,391,940	$8	$241,406	$(253,147)	$(3)	$(11,733)
Stock-based compensation	—	—	—	—	—	—	242	—	—	242
Conversion of Series A preferred stock into common stock	—	—	(3,000,000)	(3)	300,000	—	3	—	—	—
At-the-market "ATM" offering, net of offering costs of $48	—	—	—	—	34,584	—	179	—	—	179
Common Stock and warrants issued, net of issuance costs of $481	—	—	—	—	575,000	1	1,343	—	—	1,344
Common Stock and warrants issued in private placement	—	—	—	—	270,000	—	1,027	—	—	1,027
Warrants issued pursuant to the Alvogen Agreement amendment (see Note 9)	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	57,500	—	—	—	—	—
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	143,648	1	399	—	—	400
Net loss	—	—	—	—	—	—	—	(6,528)	—	(6,528)
Balance - March 31, 2024	—	$—	—	$—	9,772,672	$10	$244,599	$(259,675)	$(3)	$(15,069)
Stock-based compensation	—	—	—	—	—	—	97	—	—	97
ATM offering, net of offering costs of $118	—	—	—	—	247,868	—	1,228	—	—	1,228
Common Stock and warrants issued, net of issuance costs of $494	—	—	—	—	698,050	1	1,913	—	—	1,914
Issuance of shares related to reverse stock split	—	—	—	—	73,040	—	—	—	—	—
Contract cost related to Alvogen termination (see Note 9)	—	—	—	—	—	—	1,336	—	—	1,336
Net loss	—	—	—	—	—	—	—	(7,897)	—	(7,897)
Balance - June 30, 2024	—	$—	—	$—	10,791,630	$11	$249,173	$(267,572)	$(3)	$(18,391)
Stock-based compensation	—	—	—	—	—	—	104	—	—	104
ATM offering, net of offering costs of $31	—	—	—	—	103,063	—	219	—	—	219
Common Stock issued in exchange for services	—	—	—	—	20,000	—	37	—	—	37
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	458,553	—	829	—	—	829
Reclassification of AOCI upon settlement of Streeterville Note	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(1,623)	—	(1,623)
Balance - September 30, 2024	—	$—	—	$—	11,373,246	$11	$250,362	$(269,195)	$—	$(18,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,982)	$(16,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28	4
Amortization of operating right of use assets	15	—
Stock-based compensation	147	443
Common Stock issued in exchange for services	600	37
Change in fair value of warrant liabilities	8,481	(174)
Change in fair value of convertible promissory notes	8,032	(1,011)
Loss on convertible note conversions	4,239	127
Gain on exercise of warrant liabilities	(5,369)	—
Loss on issuance of registered direct Common Stock	730	—
Loss on consideration shares and warrants	1,277	—
Expense for debt issuance costs due to fair value election on Anson Notes	350	521
Warrant issuance costs related to Alvogen termination	—	1,336
Convertible note default penalty	—	849
Changes in operating assets and liabilities:
Prepaid expense and other assets	414	(100)
Account receivable	12	—
Accounts payable	100	4,949
Insurance loan payable	—	634
Operating lease liabilities	(63)	—
Accrued expense and other liabilities	(412)	(106)
Net cash used in operating activities	(10,399)	(8,539)
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(2,561)	—
Net cash used in investing activities	(2,561)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	—	(4,800)
Repayment of insurance note	(394)	—
Expense for debt issuance costs due to fair value election on Anson Notes	(350)	(521)
Proceeds from issuance of insurance loan	227	—
Proceeds from Anson convertible note, net	5,000	2,941
Proceeds from liability classified warrants	—	2,059
ATM offering, net of offering costs	4,751	—
Proceeds from issuance of Common Stock and warrants issued in registered direct offering, net of issuance costs	9,468	—
Proceeds from issuance of Common Stock and warrants, net of issuance costs	—	4,884
Proceeds from issuance of Common Stock and warrants issued in private placement, net of issuance costs	—	1,027
Net cash provided by financing activities	18,701	5,590

Net increase (decrease) in cash and cash equivalents	5,741	(2,949)
Cash and cash equivalents at beginning of period	1,443	4,595
Cash and cash equivalents at end of period	$7,184	$1,646
Supplemental disclosure of cash flow information:
Cash paid for interest	$374	$374
Cash paid for taxes	$—	—
Non-cash investing and financing activities:
Issuance of Common Stock as principal and interest repayment for convertible notes	$11,142	$1,102
Issuance of Common Stock warrants as offering costs	$—	$188
Exercise of the warrants for subscription receivable	$3,087	$—
Amortization of deferred offering costs to additional paid-in capital	$120	$—
Conversion of Series A preferred stock into Common Stock	$—	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Note 1. Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (“NeuroRx”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (“PTSD”) and schizophrenia. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (“HOPE”), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (“TMS”), digital therapeutics, and hyperbaric therapy. All of our current drug development activities are focused on drugs that enhance “neuroplasticity” (growth of new brain connections) by modulating the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has two lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, and NRX-101, an oral fixed dose combination of D-cycloserine (“DCS”) and lurasidone. NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (“FDA”) approval as follows:

1.

An Abbreviated New Drug Application (“ANDA”) for NRX-100 was filed, with priority review requested, during the third quarter of 2025. After meeting with the FDA in August 2025, the Company re-filed the ANDA, following FDA notification of approval of a suitability petition for NRx’s proposed strength of preservative-free ketamine, KETAFREETM. On November 6, 2025, the Company received a communication from the FDA in which no significant deficiencies were identified in the revised filing. This letter is consistent with the Company’s ambition to launch KETAFREE™ in Q1 2026. The Company has additionally submitted a citizen petition seeking to have benzethonium chloride, a toxic preservative, removed from all current commercial presentations of ketamine.

2.

A New Drug Application (“NDA”) for NRX-100, originally initiated during the fourth quarter of 2024, is expected to be completed in the fourth quarter 2025. This follows award of Fast Track Designation by the FDA for the Company’s expanded indication of “Treatment of Suicidal Ideation in Depression, including Bipolar Depression.” A key element of the Company’s PDUFA strategy has focused on obtaining data to confirm the ketamine efficacy seen in clinical trials conducted under governmental auspices in the US and France. The Company has now arranged to submit Real World Efficacy Data drawn from 65,000 patients treated for depression with intravenous ketamine compared to 6,000 patients treated with intranasal S-ketamine, which will be submitted as part of the NDA. An interim analysis drawn from the first 20,000 such patients suggests that IV ketamine may have a more rapid onset of action and larger magnitude of effect than nasal S-ketamine. The Company has applied to receive a Commissioner’s National Priority Voucher (CNPV), which could significantly reduce review time. The Company has completed all required manufacturing steps and demonstrated room temperature shelf stability to support a three year shelf life.

3)

An NDA filing for NRX-101 has been initiated with the submission of the Module 3 manufacturing file to the FDA. The drug was previously awarded Breakthrough Therapy Designation and accordingly the Company is requesting rolling review from the NDA. Breakthrough Therapy Designation is granted by the FDA to facilitate the development and expedite the review of drugs to treat serious conditions that address an unmet medical need and have demonstrated preliminary evidence of efficacy as determined by the FDA. Based on current data, the Company aims to seek accelerated approval for use of NRX-101 in patients with bipolar depression who exhibit suicidal ideation on currently approved medication.

4)

In the third quarter, the Company was made aware of dramatic findings suggesting that low-dose D-cycloserine (the key ingredient in NRX-101) may increase the antidepressant and antisuicidal effects of TMS by more than 2-fold, as demonstrated in a randomized controlled trial and subsequently confirmed with real world experience and mechanistic studies. Accordingly, the Company has filed a protocol with the FDA to test the use of low-dose NRX-101 in conjunction with the one-day TMS protocol (ONE-D) that has been published in association with the FDA-cleared Ampa Health TMS device. Should this study demonstrate safety and efficacy, it could represent a dramatic expansion of the market for NRX-101 and have the potential to offer patients a rapid remission from severe depression and PTSD with a single day of treatment. Millions of Americans are expected to be treated with TMS in coming years. Success in this planned clinical trial would lead to a 2027 PDUFA date for this previously unanticipated indication.

As previously announced, in February 2024, NRx incorporated HOPE Therapeutics, a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as TMS, hyperbaric therapy, digital therapeutics, and medication management.

On December 2, 2024, HOPE formed HTX Management Company, LLC, a wholly owned subsidiary organized as a Delaware limited liability company, for the purpose of supporting future back end operations associated with the growing network of HOPE clinics.

On September 8, 2025, HOPE became a revenue-generating clinical enterprise through its completion of the previously announced acquisition of Dura Medical, LLC (“Dura”), a Florida limited liability company, and a revenue-generating clinical organization with locations in Naples and Ft. Myers, Florida. Founded in 2018, Dura offers precision-based interventional psychiatry services, including ketamine infusion therapy, TMS, Spravato®, stellate ganglion blocks, and psychotherapy (See Note 17).

Subsequent to the third quarter, the Company completed the previously announced addition of Cohen and Associates, based in Sarasota, FL, to the HOPE Network with a strategic minority investment, which expanded HOPE’s footprint on the West Coast of Florida, and related appointment of Dr. Rebecca Cohen as HOPE’s Medical Director. On November 10, 2025, HOPE announced completion of clinical training on the Ampa Health TMS device and initiation of the ONE-D protocol at its Florida locations. The ONE-D protocol has been reported in the peer-reviewed literature to achieve 87% response and 72% remission from severe depression at 6 weeks following a single day of TMS treatment, combined with D-cycloserine. HOPE is the first clinical enterprise to offer this one-day treatment protocol in Florida and one of the first to offer this therapy nationwide.

Through the third quarter of 2025 and in the subsequent period, key achievements by the Company in support of its overall mission to improve and save the lives of patients affected by central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder and schizophrenia include the following:

Drug Development

●

Grant of fast-track designation for NRX-100 from the FDA for all indications and types of depression and related disorders based on its potential to satisfy an unmet medical need. This designation represents an approximately 10-fold expansion of the addressable market to 13 million Americans, compared to the original fast track designation issued in 2017 for bipolar depression alone. The designation letter contains a specific finding that NRX-100 addresses an “unmet medical need.” This is a specific qualifying requirement for the Commissioner’s National Priority Voucher Program.

●

Re-filing of an ANDA for NRX-100 (preservative-free intravenous ketamine) following an FDA notice of suitability of its suitability petition for NRx’s proposed strength of preservative-free ketamine, KETAFREETM. On November 6, 2025, the Company received a communication from the FDA that did not identify any major deficiencies in the revised ANDA submission, consistent with ANDA approval in Q2 2026.

●

Filing of Commissioner’s National Priority Voucher application for intravenous ketamine (NRX-100). Subsequently, the Company was invited to attend a closed-door listening session with the FDA Commissioner and senior staff.

●	Submission of stability data for NRX-100 to the manufacturing data on file with the FDA sufficient to support three years of room temperature shelf stability for NRX-100.
●	Submission of draft labeling for NRX-100 in the treatment of suicidal depression based on the Fast Track Designation received.
●

Completion of a toxicology assessment of benzethonium chloride, documenting its lack of “Generally Recognized as Safe” (GRAS) status and lack of safety data to support its use in intravenous presentations of ketamine.

●	Filing of a Citizen Petition with the FDA to seek the removal of benzethonium chloride, a toxic preservative, from all ketamine products for intravenous administration.
●	Filing of a patent application for NRX-100, the Company’s proprietary preservative-free formulation of intravenous ketamine.
●	Receipt of filing fee waiver from the FDA for NRX-100.
●	Filing of module 3 manufacturing data to support an NDA for NRX-101 in the treatment of patients with suicidal bipolar depression and akathisia despite treatment with already-approved medication.

HOPE

●	Completed the acquisition of Dura and subsequent acquisition of an interest in Cohen.
●	Appointment of Dr. Rebecca Cohen as HOPE’s Medical Director
●	Completion of clinical training and First-in-Florida initiation of one-day depression treatment (ONE-D) utilizing D-cycloserine and the Ampa Health FDA-cleared TMS device.

Note 2. Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. For the nine months ended September 30, 2025, the Company reported a net loss of approximately $29.0 million, used cash in operations of approximately $10.4 million, had an accumulated deficit of approximately $307.3 million. As of September 30, 2025, the Company had cash and cash equivalents of $7.2 million and a working capital deficit of $28.6 million.

The Company generated initial patient service revenue of approximately $0.2 million during the quarter ended September 30, 2025, following the acquisition of Dura on September 8, 2025. Management expects to continue incurring operating losses through at least the remainder of 2025 as it integrates Dura and pursues additional acquisitions through its HOPE subsidiary. While management projects incremental revenue from clinical operations and, upon regulatory approval, from pharmaceutical product sales, these projections are subject to significant uncertainty, including successful completion of pending acquisitions and receipt of FDA approval for NRX-100 and NRX-101.

As of September 30, 2025, the Company had $7.2 million in cash and cash equivalents. On January 27, 2025, the Company entered into a securities purchase agreement (the “First RD Purchase Agreement”) with the investors for the sale by the Company of 1,215,278 shares (the “First RD Shares”) of Common Stock to the investors, at a purchase price of $2.88 per share, in a registered direct offering (the “First Registered Direct Offering”). The closing of the sales of these securities under the First RD Purchase Agreement occurred on or about January 29, 2025 (the “First RD Closing Date”), resulting in net proceeds to the Company of approximately $3.255 million after transaction costs. Concurrently with the sale of the First RD Shares, pursuant to the First RD Purchase Agreement the Company also sold to the investors unregistered Common Stock purchase warrants (the “First RD Warrants”) to purchase up to an aggregate of 1,215,278 shares of Common Stock (the “First RD Warrant Shares”), in a private placement. Subject to certain beneficial ownership limitations, the RD Warrants are immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the RD Warrants and are exercisable for five years from the First RD Closing Date.

On August 18, 2025, the Company entered into a securities purchase agreement (the “Second RD Purchase Agreement”) with certain accredited investors for the sale of an aggregate of 3,959,999 shares of the Company’s Common Stock, at a purchase price of $1.65 per share (the “Second Registered Direct Offering”). The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. Concurrently with the execution of the Second RD Purchase Agreement, the purchasers of the Second Registered Direct Offering entered into Lock-Up Agreements with the Company, pursuant to which they agreed not to sell, transfer, or otherwise dispose of the shares of Common Stock, subject to certain exceptions, without the prior written consent of the Company until August 19, 2026.

Pursuant to the purchase agreement (the “Anson Purchase Agreement”) with Anson Investment Master Fund LP and Anson East Master Fund LP (collectively “Anson”), on January 28, 2025 (the “Third Closing Date”), the Company sold a total of $5.4 million in Notes (as defined below) subject to an original issue discount of 8% or $0.435 million less other issuance costs of $0.4 million noted below (the “Third Tranche Notes” and collectively with the First Tranche Notes and Second Tranche Notes, the (“Anson Notes”)), with an aggregate purchase price of approximately $5.0 million, and warrants to purchase up to 862,699 shares of Common Stock. The Company intends to use the net proceeds from these transactions for general corporate purposes, including the funding of certain capital expenditures (See Note 10 and 12).

On September 30, 2025, 1,870,960 shares underlying Anson Warrants were exercised for cash proceeds of $3.09 million. Because the exercise proceeds were received subsequent to September 30, 2025, the Company recorded a subscription receivable asset of $3.09 million as of September 30, 2025. The exercise proceeds of $3.09 million were received on October 1, 2025.

On April 17, 2025, the Company reinstated its at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the offering agreement for an aggregate of $20,000,000. During the three months ended September 30, 2025, the Company sold an aggregate of 1,350,788 shares of Common Stock for approximately $3.81 million, net of less than $0.1 million in offered costs. During the nine months ended September 30, 2025, the Company sold an aggregate of 1,749,866 shares of Common Stock for approximately $4.85 million, net of $0.1 million in offering costs. For more information regarding the Company’s at-the-market offering, please see Note 12, “Equity,” of these unaudited condensed consolidated quarterly financial statements.

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through at least the second quarter of 2026 and to finance submission of FDA NDAs for NRX-100 and NRX-101. The Company additionally expects to continue to accrue revenue from clinical operations. The Company may pursue additional equity or debt financing or refinancing opportunities in 2025 and 2026 to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures, or other agreements. The sale of equity could result in additional dilution to the Company’s existing stockholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

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

The condensed consolidated financial statements include the accounts of NRx Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the allowance for credit losses on accounts receivable, fair value of the convertible notes payable, fair value of warrant liabilities, fair value of stock options and warrants, fair value of the Common Stock shares granted for services, fair value of the purchase price and the assets acquired and liabilities assumed in business combinations, the fair value of intangible assets and goodwill, the fair value of lease liabilities and related right of use assets, and the utilization of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Certain Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

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

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. (Refer to Note 14)

Business Acquisition

The Company recognizes and measures identifiable tangible and intangible assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The operating results of the acquired business are included in our unaudited condensed consolidated financial statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Acquisition-related costs are expensed as incurred.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of September 30, 2025, the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $6.9 million. The Company has not experienced any losses on its deposits of cash. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be creditworthy.

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

Allowance for credit losses

Accounts receivable are recorded at the estimated transaction price (net of contractual adjustments, discounts, and implicit price concessions). The Company applies the Current Expected Credit Loss (“CECL”) model to estimate lifetime expected credit losses on trade receivables and contract assets, pooling receivables by payer type and aging and incorporating historical loss experience, current conditions, and reasonable‑and‑supportable forecasts with reversion to historical loss information beyond the forecast horizon. Receivables are written off when collection is deemed remote; recoveries are recognized when received. The Company does not have any off-balance sheet credit exposure related to its customers.

As part of the acquisition of Dura on September 8, 2025, accounts receivable were recorded at fair value, which reflected expected collectability (see Note 17 Business Combinations). Post-acquisition, the Company continues to apply the CECL model to estimate expected credit losses. The allowance for credit losses was $0.1 million as of September 30, 2025 and December 31, 2024, respectively. The company recorded a credit loss recovery of less than $0.1 million during the three and nine months ended September 30, 2025. The Company believes that its reserve is adequate; however, actual results may differ in future periods.

Intangible Assets

The Company’s intangible assets consist of customer relationships, trade name, and non-compete agreements. Customer relationships represents the value of established patient relationships and referral sources that are expected to generate recurring revenue streams. Trade name represents the value associated with the brand name in place at the date of the acquisition. Non-compete intangible assets represent the value associated with non-compete agreements for former employees and owners in place at the date of the acquisition. The customer relationships and trade name are being amortized over a 7-year term and 10-year term, respectively, based on the estimated economic useful life of the customer relationships and trademark. The non-compete agreement is amortized over a 5-year term based on the estimated useful life of the asset. The amortization of the intangible asset is computed using the straight-line method.

The Company evaluates its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators may include adverse changes in market conditions, legal or regulatory developments, or underperformance relative to expectations. If indicators are present, the Company performs a recoverability test by comparing the asset’s carrying amount to the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the excess of the carrying amount over the asset’s fair value.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances that may trigger interim impairment reviews include, but not limited to, significant adverse changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors.

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.

During the nine months ended September 30, 2025, the Company recorded goodwill in connection with a business acquisition. In evaluating whether a triggering event occurred during the period, the Company performed a qualitative assessment consistent with the guidance in U.S. GAAP. This assessment considered the totality of events and circumstances, including the existence of substantial doubt to continue as a going concern, and concluded that it is not more likely than not (i.e., less than a 50% likelihood) that the fair value of the reporting unit is below its carrying amount. Based on this assessment, no impairment charges related to goodwill were recorded for the periods presented.

Furniture and Equipment, net

Furniture and equipment, net is stated at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives of five to seven years using the straight-line method.

The Company adheres to ASC 360 Property, Plant, and Equipment and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the three and nine months ended September 30, 2025 and 2024.

Revenue Recognition

The Company accounts for revenue under FASB ASC Topic 606, Revenue for Contract with Customers (“ASC 606”) or other accounting standards for revenue not derived from customers. Arrangements may include licenses to intellectual property, research services, and participation on joint research committees. The Company evaluates the promised goods or services to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of research, the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, timelines, and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

The Company enters into contractual arrangements that may include licenses to intellectual property and research and development services. When such contractual arrangements are determined to be accounted for in accordance with ASC 606, the Company evaluates the promised good or services to determine which promises, or group of promises, represent performance obligations. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, timelines, and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

The License Agreement (the “License Agreement”) with Alvogen Pharma US, Inc., Alvogen, Inc., and Lotus Pharmaceutical Co. Ltd. (collectively, “Alvogen”) (as further discussed in Note 9 below) was accounted for in accordance with ASC 606. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

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

The Company then allocates the transaction price to each performance obligation based on the relative standalone selling price and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress for each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Research Services: The Company incurred research costs in association with the License Agreement. After the First Milestone Payment (as defined in Note 9 below), the Company would have been reimbursed for certain costs incurred related to reasonable and documented out-of-pocket costs for clinical and non-clinical development activities. The Company would have recognized revenue for the reimbursed costs when the First Milestone Payment contingencies had been achieved, and the Company had an enforceable claim to the reimbursed costs.

Patient Service Revenue: Patient service revenue is recognized as performance obligations are satisfied, which occurs over time as patients simultaneously receive and consume services. Each treatment or visit generally represents a separate contract. Procedural services (e.g., ketamine infusions, esketamine administration, TMS sessions, SGB/epidural procedures) are recognized at the point in time when rendered; therapy and medication management services are recognized as sessions occur. The transaction price includes variable consideration such as contractual adjustments, expected denials, and implicit price concessions, which are estimated and constrained to amounts not expected to reverse. The Company applies the portfolio approach for contracts with similar characteristics by payer and service type. The Company elected the practical expedient not to assess a significant financing component because the period between service and payment is one year or less. The Company acts as principal in its patient service arrangements and records revenue on a gross basis.

Patient service revenue is primarily derived from services rendered to patients for outpatient behavioral health care, interventional psychiatry, and pain management procedures. The Company’s services have no fixed duration and can generally be terminated by the patient or the Company at any time; therefore, each treatment or visit is considered its own stand-alone contract.

The Company disaggregates Patient service revenue from contracts with customers by service type including procedural services and therapy services and by payor type including commercial insurance, Medicare, and self-pay. Management believes this presentation best reflects the nature, amount, timing, and uncertainty of the Company’s patient service revenue and cash flows.

Cost of Patient Services

Cost of patient services includes direct costs associated with providing healthcare services, such as salaries and benefits for clinical personnel, medical supplies, pharmaceuticals, and other costs directly attributable to patient care. These costs are expensed as incurred.

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

Convertible Notes Payable and Fair Value Election

As permitted under FASB ASC Topic 825, Financial Instruments (“ASC 825”), the Company elected to account for its promissory notes, which meet the required criteria, at fair value at inception. Subsequent changes in fair value including interest and amortization of discounts are recorded as a component the change in fair value of convertible notes payable included in other expense (income) in the condensed consolidated statements of operations. The portion of total changes in fair value of the notes attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying condensed consolidated statements of operations and comprehensive loss. As a result of electing the fair value option, direct costs and fees related to the issuance of the promissory notes are expensed as incurred.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company generally determines fair value of the Common Stock Warrants using a Black-Scholes valuation methodology.

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

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates as a single operating and reportable segment, consistent with the manner in which the CODM evaluates performance and allocates resources, see Note 15 for further information.

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

	September 30,
	2025	2024
Stock options	119,281	131,833
Restricted stock awards	—	33,333
Common Stock warrants	9,447,966	5,327,636
Common Stock issuable upon conversion of Anson Notes	2,127,880	3,236,280
Totals	11,695,127	8,729,082

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

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company will adopt ASU 2024-03 in its annual report for the year ended December 31, 2026.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for internal-use software costs. The standard removes all references to software development project stages and instead requires capitalization when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

Note 4. Revenue and accounts receivable

Revenue for the three and nine months ended September 30, 2025 is primarily derived from services rendered to patients for outpatient behavioral health care, interventional psychiatry, and pain management procedures. The Company’s services have no fixed duration and can generally be terminated by the patient or the Company at any time; therefore, each treatment or visit is considered its own stand-alone contract.

The Company disaggregates revenue from contracts with customers by service type and by payor, as management believes this best depicts the nature, amount, timing, and uncertainty of revenue and cash flows.

Revenue by Service Type (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Procedures income	$90	$90
Therapy services	152	152
Total net patient service revenue	$242	$242

Revenue by payor (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commercial Insurance	$156	$156
Medicare	9	9
Self-Pay	77	77
Total net patient service revenue	$242	$242

The Company receives payments from the following sources: (i) commercial insurers; (ii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; (iii) state governments under Medicaid and related programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments, discounts, and implicit price concessions, which represent amounts the Company does not expect to collect based on historical experience and other relevant factors. Contractual adjustments and discounts are based on contractual agreements with commercial insurance and Medicare, discount policies, and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s services have contracts containing variable considerations, such as contractual adjustments, discounts, and implicit price concessions, which are estimated and reflected as reductions to revenue in the period the services are provided. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company includes the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as credit loss expense, which is included in other operating expenses. For the nine months ended September 30, 2025, current expected credit loss recovery was less than $0.01 million reflecting a net reversal of the allowance for credit losses following the acquisition of Dura.

The Company derives a significant portion of its revenue from Medicare, and other payors that receive discounts from established billing rates. The Medicare regulations and various managed care contracts under which these discounts must be estimated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided. Management estimates the transaction price on a payor specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates.

Accounts Receivable and allowance for credit loss

Accounts Receivable (in thousands):

September 30, 2025
Accounts receivable, gross	$349
Less: allowance for credit losses	(110)
Accounts receivable, net	$239

Allowance for credit losses roll-forward (in thousands):

Beginning balance as of December 31, 2024	$-
Acquisition of Dura (September 8, 2025)	113
Provision (recovery) for expected credit losses	(3)
Write-offs, net of recoveries	-
Ending Balance as of September 30, 2025	$110

Accounts Receivable by payor (in thousands):

September 30, 2025
Commercial insurance	$198
Medicare	34
Self-pay	117
Accounts receivable, gross	$349

Estimation inputs and credit quality information (summary):

●

Receivables are pooled by payer class and aging; loss rates reflect historical experience updated for current conditions and reasonable‑and‑supportable forecasts with reversion to long‑run averages beyond the forecast horizon. The Company does not suspend recognition of revenue on a “nonaccrual” basis for trade receivables.

Note 5. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
	(Unaudited)
Prepaid expense and other current assets:
Prepaid insurance	$658	$827
Prepaid clinical development costs	44	824
Other prepaid expense	335	208
Total prepaid expense and other current assets	$1,437	$1,859

Note 6. Furniture and equipment, net

As of September 30, 2025, furniture and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Medical equipment	$57	$-
Computer equipment	32	29
Furniture and fixtures	4	-
Total furniture and equipment	93	29
Less: accumulated depreciation	(24)	(20)
Furniture and equipment, net	$69	$9

Depreciation expense was $2,000 and $4,000 for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $0 and $1,000 for the three and nine months ended September 30, 2024, respectively.

Note 7. Leases

Accounting for Leases as Lessee

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), lease liabilities, and lease liabilities – related party. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. None of the leases entered into have an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which is recognized when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company has operating leases for two healthcare clinics in Naples and Fort Myers, Florida:

●

Naples Lease (Related Party): The Company leases its Naples clinic from Dura Properties, LLC, an entity owned and controlled by Dura’s former sole member prior to the acquisition. Following the acquisition on September 8, 2025, the former member became a director and minority shareholder of the Company. Right-of-use (ROU) assets and operating lease liabilities was measured under ASC 805 as if the leases were new at the acquisition date. The amended lease commenced on September 8, 2025 and expires on December 31, 2027. It is non-cancelable and requires monthly base rent of $6,000 (subject to 3% annual escalations), plus $2,000 in common area maintenance charges, and $1,000 in taxes.

●	Fort Myers Lease (Third Party): The Company amended a lease for its Fort Myers clinic on September 8, 2025, with a commencement date of September 8, 2025, and an expiration date of November 30, 2026. Right-of-use (ROU) assets and operating lease liabilities was measured under ASC 805 as if the leases were new at the acquisition date. The amended lease is non-cancellable and requires monthly base rent of $5,000 in the first year, plus $2,000 in common area maintenance charges, subject to 3% annual escalations

The components of lease expense included in the Company’s statement of operations were as follows (in thousands):

		For the three months ended	For the nine months ended
		September 30,	September 30,
	Expense Classification	2025	2025
Operating lease expense:
Amortization of ROU asset	Selling, general and administrative	$7	$7
Accretion of operating lease liability	Selling, general and administrative	1	1
Amortization of ROU asset - related party	Selling, general and administrative	8	8
Accretion of operating lease liability - related party	Selling, general and administrative	2	2
Total operating lease expense		$18	$18

Other lease expense	Selling, general and administrative	–	–
Total		$18	$18

Other information related to leases is as follows:

As of September 30,
2025
Weighted-average remaining lease term:
Operating leases (in years)	1.94
Weighted-average discount rate:
Operating leases	6.61%

Amounts relating to leases were presented on the balance sheet as of September 30, 2025 in the following line items (in thousands):

		As of September 30,
	Balance Sheet Classification	2025
Assets:
Operating lease asset	Right-of-use asset	$107
Operating lease asset - related party	Right-of-use asset - related party	243
Total non-current lease assets		$350

Liabilities:
Current
Operating lease liability	Lease liability, short term	$87
Operating lease liability - related party	Lease liability, short term - related party	102
Non-current
Operating lease liability	Lease liability, non-current	15
Operating lease liability - related party	Lease liability - related party, non-current	143
Total lease liabilities		$347

The future minimum lease payments required under leases as of September 30, 2025 were as follows (in thousands):

Fiscal Year
Remainder of 2025	$52
2026	202
2027	121
Total	375
Less: imputed interest	(28)
Lease liability	$347

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
	(Unaudited)
Accrued and other current liabilities:
Refund liability (see Note 9)	$4,715	$4,715
Professional services	3,949	3,732
Employee costs	420	577
Accrued research and development expense	502	655
Accrued Dura acquisition cost due post-closing	191	-
Other accrued expense	98	470
Total accrued and other current liabilities	$9,875	$10,149

Note 9. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified to deferred revenue or recorded as revenue as of September 30, 2025 and will remain permanent as refund liability until settled.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. As of September 30, 2025, the refund liability due to Alvogen was $4.7 million, which represents all payments made by Alvogen through September 30, 2025, and is included as a component of accrued expense and other current liabilities on the condensed consolidated balance sheet (See Note 8). Following the early termination by Alvogen, the Company does not anticipate recognizing any revenue under the License Agreement. Additionally, in June 2024 the Company wrote off the unfunded stock subscription receivable of $1.3 million related to the warrants previously classified in additional paid-in capital to research and development expense following the termination.

Note 10. Debt

Streeterville Convertible Note

On November 4, 2022, the Company issued a convertible note to Streeterville Capital, LLC (“Streeterville”), for an aggregate principal amount of $11.0 million (the “Streeterville Note”). The note was accounted for under the fair value option of ASC 825. All material terms of the Streeterville note have been disclosed in prior filings. As previously disclosed, on April 24, 2024, the Company received written notice from counsel for Streeterville that an alleged event of default occurred with respect to the Note issued by the Company in favor of Streeterville. On August 12, 2024, the Company and Streeterville entered into a Settlement and Release of Claims (the “Settlement Agreement”), whereby the Company and Streeterville agreed to settle all disputes between the parties and release the Company from all obligations to Streeterville under the terms of the Streeterville Note in exchange for a payment of $2.5 million upon the initial closing of the sale of the Anson Notes, and within 60 days thereafter, a second payment of $3.1 million. The Company made the above payments as agreed, thereby consummating the settlement.

The Company evaluated the terms of the Settlement Agreement in accordance with ASC 470-50, Debt Modifications and Extinguishments. Both the Settlement Amendment and the Third Amendment (considered cumulatively with the Settlement Amendment) were deemed to be debt modifications and did not give rise to a debt extinguishment in accordance with ASC Topic 470, Debt, which will be accounted for prospectively. The modifications did not result in recognition of a gain or loss in the condensed consolidated statements of operations as the modifications were not considered debt extinguishments but will impact interest expense and the determination of fair value in future periods.

As of September 30, 2025 and December 31, 2024, the Streeterville Note carried a remaining principal balance of $0. See Note 14 for the reconciliation of the fair values for the periods presented.

Anson Convertible Promissory Notes (the “Anson Notes”)

On August 12, 2024, the Company entered into the Anson Purchase Agreement with the Investors, Anson Investment Master Fund LP and Anson East Master Fund LP (collectively “Anson”). The Company agreed to sell, in three equal tranches, original issue discount Anson Notes in the aggregate principal amount of up to approximately $16.3 million for an aggregate purchase price of up to approximately $15.0 million and warrants to purchase that amount of shares equal to 50% of the principal amount of the Anson Notes divided by the VWAP of the Common Stock, as listed on the Nasdaq Capital Market, on the day prior to the closing of each respective tranche under the Anson Warrants (as defined below).

In connection with the above offering, the Company engaged EF Hutton LLC as placement agent. Pursuant to the terms of the engagement with the placement agent, the Company paid a cash fee of 7% of the gross proceeds the Company receives in the offering at closing.

On August 14, 2024, the Company entered into the first tranche Senior Secured Convertible Note Agreements (the “First Tranche Notes”) with Anson at various amounts for an aggregate of $5.4 million subject to an original issuance discount of 8% or $435,000, less other cash issuance costs of $521,000, resulting in net cash proceeds of $4.5 million, prior to any allocation to the Anson Warrants. The First Tranche Notes bear interest at a rate of 6% per annum (or 10% during the occurrence of any Event of Default (as defined in the First Tranche Notes)) and have a term of 15 months from the issuance date, maturing on November 14, 2025 (the “First Tranche Maturity Date”) (see Note 12). $2.5 million of the proceeds from the First Tranche Notes were used to make an initial payment to partially satisfy the Streeterville Note in 2024.

On August 14, 2024, in conjunction with the issuance of the First Tranche Notes, the Company issued warrants to purchase up to 1,349,305 shares of Common Stock.

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

The terms of the First Tranche Notes do not allow any conversion of the First Tranche Notes if it results in Anson owning more than 4.99% of the outstanding shares of Common Stock (the “Beneficial Ownership Limitation”). This limitation can be adjusted up to 9.99% with prior notice, effective 61 days after such notice. Anson must ensure compliance with this limitation when submitting a notice of conversion, and the Company will rely on Anson's representation of compliance.

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

The First Tranche Notes contain mandatory redemption features, whereby if at any time the First Tranche Notes are outstanding, the Company will be required to: (A) use up to 30% of the gross proceeds from any Subsequent Financings (as defined in the Anson Purchase Agreement) in cash, to redeem all or a portion of the Note for an amount equal to the outstanding principal, plus all accrued but unpaid interest, plus all liquidated damages (the “Redemption Obligations”), multiplied by 1.05 (the “Mandatory Redemption Amount”); (B) redeem all of the Redemption Obligations at the Mandatory Redemption Amount in the event of a Change of Control Transaction (as defined in the First Tranche Notes); (C) redeem the Redemption Obligations for the Mandatory Redemption Amount in the event a registration statement is not available for each of the offer and resale of the shares issuable upon conversion of the First Tranche Notes (the “Conversion Shares”); and (D) redeem the Redemption Obligations for the Mandatory Redemption Amount if the stockholder approval is not obtained within 180 days following the date of issuance of the First Tranche Notes.

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

Pursuant to the Anson Purchase Agreement, on October 10, 2024 (the “Second Closing Date”), the Company sold a total of $5.4 million in Notes (the “Second Tranche Notes”), subject to an original issue discount of 8% or $435,000 less other cash issuance cost of $375,000, with an aggregate purchase price of approximately $5.0 million, and warrants to purchase up to 1,846,128 shares of Common Stock. The Second Tranche Notes are convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $1.7664 or (b) a price equal to 92% of the lowest VWAP during the seven-trading day period immediately preceding the effective date set forth in a Notice of Conversion delivered by an Investor to the Company. The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of Common Stock below the then effective Conversion Price. $3.1 million of the proceeds from the Second Tranche Notes were used to satisfy the remaining amount due in connection with the Streeterville Note.

In connection with the above Second Tranche Notes, the Company engaged a placement agent. Pursuant to the terms of the engagement with the Placement Agent, the Company paid a cash fee of 7% of the gross proceeds the Company received in the Third Closing and incurred certain additional other issuance costs and reimbursement for legal counsel disbursements and placement agent, for aggregate issuance costs of approximately $0.4 million.

Pursuant to the Anson Purchase Agreement, on January 28, 2025 (the “Third Closing Date”), the Company sold a total of $5.4 million in Notes subject to an original issue discount of 8% or $0.435 million less other issuance costs of $0.4 million noted below (the “Third Tranche Notes” and collectively with the First Tranche Notes and Second Tranche Notes, the (“Anson Notes”)), with an aggregate purchase price of approximately $5.0 million, and Warrants to purchase up to 862,699 shares of Common Stock. The Third Tranche Notes are convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $3.78 or (b) a price equal to 92% of the lowest VWAP during the seven-trading day period immediately preceding the effective date set forth in a Notice of Conversion delivered by an Investor to the Company. The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of Common Stock below the then effective Conversion Price.

In connection with the above Third Tranche Notes, the Company paid a cash tail fee to the Placement Agent equal to 7% of the gross proceeds the Company received in the Third Closing and incurred certain additional other issuance costs and reimbursement for legal counsel disbursements, for aggregate issuance costs of approximately $0.4 million.

On or about January 27, 2025, the Company and the Investors entered into a Consent and Waiver Agreement (the “CWA”), relating to certain rights and prohibitions arising under the Anson Purchase Agreement and the Notes. In the CWA, each of the Investors provided its consent under certain restrictive provisions, and waived certain rights, including, among other things, a right to participate in certain Qualified Financings (as defined in the CWA) made by us under the Anson Purchase Agreement and the Notes, the prohibition on issuance of certain equity securities, and waiver of any potential liquidated damages arising under that certain Registration Rights Agreement by and between the Company and the Investors dated August 14, 2024, until March 31, 2025. On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of Common Stock, the Company issued 303,819 shares of Common Stock as Consideration Shares and 303,819 of Consideration Warrants to Anson in accordance with the terms of the CWA (see Note 12).

Due to these embedded features within the Anson Notes, the Company elected to account for the First, Second, and Third Tranche Notes at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the condensed consolidated statements of operations. Additionally, the portion of changes in the fair value related to changes in credit risk are recorded to other comprehensive income in the condensed consolidated statements of operations. To determine the initial carrying value of the Notes and the warrants issued to Anson under the First, Second, and Third Tranche Notes (see Note 12), the Company allocated the proceeds using the fair value method. After allocation, the initial carrying value of the First Tranche Notes and the warrants issued to Anson were $2.9 million and $2.1 million, respectively, the initial carrying value of the Second Tranche Notes and the warrants issued to Anson were $3.1 million and $1.9 million, and the initial carrying value of the Third Tranche Notes and the warrants issued to Anson were $2.5 million and $2.5 million, respectively. Refer to Note 14 for the reconciliation of the fair values for the periods presented.

In connection with the Second RD Purchase Agreement, and pursuant to the full ratchet anti-dilution provisions contained in the Anson financing agreements, the Fixed Conversion Price component of the variable conversion formula of the outstanding Anson Notes, and the exercise price of all outstanding Common Stock purchase warrants issued on August 14, 2024, October 10, 2024, January 28, 2025, and January 29, 2025 (collectively, the “Anson Warrants”) were each adjusted to $1.65 per share. In addition, under the full ratchet provision of the warrants’ anti-dilution provision, the number of shares underlying the Anson Warrants was increased by an aggregate of 1,870,960 shares of Company’s Common Stock (see below under “Warrants”). During the quarter ended September 30, 2025, the reduction of the Fixed Conversion Price component of the variable conversion formula of the outstanding Anson Notes pursuant to the anti-dilution provisions is reflected in the change in fair value of convertible notes payable recorded in the consolidated statement of operations for the three and nine months ended September 30, 2025.

The holders of Anson Notes and Anson Warrants, in accordance with an agreement entered into with Anson on September 30, 2025, agreed to, among other things, i) certain trading volume limitations, and ii) a partial exercise on previously issued Anson Warrants for cash. Specifically, if the closing stock price of the Company’s common stock as reported on the Principal Market (as defined in the August 2024 Purchase Agreement) is below $3.25 on any trading day, Anson may not sell, dispose of, or otherwise transfer, in the aggregate, more than 12.5% of the composite daily trading volume of the Company’s common stock on that trading day. In accordance with the agreement, the holders exercised their Anson Warrants for cash, generating net proceeds of $3.09 million and resulting in the issuance of 1,870,960 shares  of Company’s Common Stock on September 30, 2025 (see “Warrants” below).

During the three months ended March 31, 2025, Anson converted $1.3 million and less than $0.1 million of principal and interest of the First and Third Tranche Notes, respectively, into Common Stock, resulting in the aggregate issuances of 1,009,518 shares of Common Stock and loss on conversion of $1.6 million. During the three months ended June 30, 2025, Anson converted $4.1 million of principal and interest of the Third Tranche Note into Common Stock, resulting in the issuance of 1,879,406 shares of Common Stock and loss on conversion of $1.9 million. During the three months ended September 30, 2025, Anson converted $1.4 million of principal and interest of the Third Tranche Note into Common Stock, resulting in the issuance of 877,193 shares of Common Stock and loss on conversion of $0.8 million.

During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into Common Stock, resulting in the issuances of 3,676,796 shares of Common Stock and loss on conversion of $1.3 million. (see Note 11). As of September 30, 2025, the nominal principal and accrued interest balance of the Anson Notes was $5.4 million and $0.3 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded a loss from the change in fair value of the Second and Third Tranche Notes of $0.8 million and $2.7 million, which was recognized in other expense (income) on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option. At September 30, 2025, the effective interest rates of the Second Tranche Note were 172%. See Note 14, “Fair Value Measurements,” for a summary of activity for the Anson Notes.

Note 11. Commitments and Contingencies

Sarah Herzog Memorial Hospital License Agreement

The Company is required to make certain payments related to the development of NRX-101 (the “Licensed Product”) in order to maintain the license agreement with the Sarah Herzog Memorial Hospital Ezrat Nashim (“SHMH”) (the “SHMH License Agreement”), including:

Milestone Payments

End of Phase I Clinical Trials of Licensed Product (completed)	$100,000
End of Phase II Clinical Trials of Licensed Product (completed)	$250,000
End of Phase III Clinical Trials of Licensed Product	$250,000
First Commercial Sale of Licensed Product in U.S.	$500,000
First Commercial Sale of Licensed Product in Europe	$500,000
Annual Revenues Reach $100,000,000	$750,000

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of September 30, 2025, the total cumulative payments made under the SHMH License Agreement were $0.5 million, with $0 and $0.2 million in payments made during the three and nine months ended September 30, 2025. There were no payments made during the three and nine months ended September 30, 2024.

Royalties

A royalty in an amount equal to: (a) 1% of revenues from the sale of any product incorporating a Licensed Product when at least one Licensed Patent remains in force, if such product is not covered by a Valid Claim (as defined below) in the country or region in which the sale occurs, or (b) 2.5% of revenues from the sale of any Licensed Product that is covered by at least one Valid Claim in the country or region in which such product is manufactured or sold. A “Valid Claim” means any issued claim in the Licensed Patents that remains in force and that has not been finally invalidated or held to be unenforceable. The royalty rates above may be doubled if we commence a legal challenge to the validity, enforceability, or scope of any of the Licensed Patents during the term of the SHMH License Agreement and do not prevail in such proceeding.

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the three and nine months ended September 30, 2025 and 2024, no royalty payments were made.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 is due on the anniversary of such date during the term of the SHMH License Agreement. During the nine months ended September 30, 2025 and 2024, the Company recorded $0 in related annual maintenance fee.

Exclusive License Agreement

The Company has entered into a license agreement with Apkarian Technologies LLC to in-license US patent 8,653,120 that claims the use of D-cycloserine for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the three and nine months ended September 30, 2025 and 2024, the Company has recorded no expenses relating to the licensure of the patent.

Kadima Purchase Agreement

On May 9, 2025, in furtherance of the Company’s previously announced plans for its subsidiary, HOPE, to develop a national network of precision psychiatry clinics. HOPE and its wholly-owned subsidiary, HTX, entered into an Asset Purchase and Contribution Agreement (the “Kadima Purchase Agreement”), with Kadima Medical, Kadima Holdings, Inc. (“Kadima Holdings”), and David Feifel, M.D., PH.D (“Feifel”, and collectively with Kadima Medical and Kadima Holdings, “Kadima”), pursuant to which the Company agreed to purchase and Kadima agreed to sell, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Acquisition”).

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

The Kadima Purchase Agreement also contains customary indemnification provisions whereby Kadima will indemnify the Company for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of Kadima, pre-closing taxes of Kadima, and certain other matters, subject to certain caps and thresholds.

As of the date of this Report, the parties have not closed the Acquisition and the matter has entered arbitration. At this stage of the arbitration, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Operating Lease

The Company leases its office space on a month-to-month basis. The rent expense for the three and nine months ended September 30, 2025 was less than $0.1 million and less than $0.1 million, respectively. The rent expense for the three and nine months ended September 30, 2024 was less than $0.1 million and less than $0.1 million, respectively.

The Company also leases two healthcare clinical facilities located in Naples and Fort Myers, Florida under non-cancelable operating lease agreements. Details regarding lease terms, future minimum lease payments, and right-of-use assets and liabilities are disclosed in Note 7.

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

On May 9, 2025, Hope entered into the Kadima Purchase Agreement, pursuant to which the Company agreed to purchase, and Kadima agreed to sell, certain assets of Kadima, subject to the satisfaction of certain closing conditions. As of the date of this Report, the parties have not closed the Acquisition, and the matter has entered arbitration. At this stage of the arbitration, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Note 12. Equity

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock authorized with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock (“Series A Preferred Stock”). In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred Stock for an aggregate cash purchase price of $1.2 million. During March 2024, holders of the Company’s Series A Preferred Stock elected to convert 3.0 million shares of Series A Preferred into 300,000 shares of Common Stock. As of September 30, 2025, no shares of Series A Preferred Stock remained issued or outstanding.

Common Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 500,000,000 shares of Common Stock.

On January 2, 2024, the Company issued 143,648 shares of Common Stock as payment for the $0.4 million minimum payment to Streeterville related to principal and interest payments on the Streeterville Note.

From February 20, 2024 to July 29, 2024, the Company announced that it entered into multiple at-the-market purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 385,515 shares of unregistered Common Stock at a range of $2.42 – $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain at-the-market offering agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Offering Agreement for an aggregate of $4.9 million. The Company suspended the at-the-market offering from August 14, 2024 through April 17, 2025. On April 17, 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the Offering Agreement for an aggregate of $20,000,000. During the three months ended September 30, 2025, the Company sold an aggregate of 1,350,788 shares of its Common Stock shares for approximately $3.7 million, net of less than $0.1 million in transaction costs. During the nine months ended September 30, 2025, the Company sold an aggregate of 1,749,866 shares of its Common Stock shares for approximately $4.7 million, net of $0.1 million in transaction costs.

On February 27, 2024, the Company entered into an underwriting agreement (the “February Underwriting Agreement”) with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein (the “February Underwriters”), relating to an underwritten public offering (the “February 2024 Public Offering”) of 500,000 shares (the “February Shares”) of the Company’s Common Stock (the “February Shares”). The public offering price for each share of Common Stock was $3.00, and the February Underwriters purchased the shares of Common Stock pursuant to the February Underwriting Agreement at a price for each share of Common Stock of $2.76. Pursuant to the February Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 75,000 shares (the “February Option Shares”) of the Common Stock on the same terms as the February Shares sold in the February 2024 Public Offering (the “February Over-Allotment Option”). On February 28, 2024, the February 2024 Public Offering closed (the “February Closing Date”). The aggregate net cash proceeds to the Company from the February 2024 Offering proceeds were approximately $1.3 million after offering costs of approximately $0.4 million. On March 5, 2024, the February Underwriters of the previously announced underwritten public offering of the Company exercised their option in accordance with the February Underwriting Agreement, dated February 27, 2024, by and between the Company and the Representative, as representative of the several underwriters named therein, to purchase up to an additional 75,000 shares of the Common Stock, at a public offering price of $3.00 per share (the “February Overallotment Exercise”). The February Overallotment Exercise closed on March 6, 2024. The aggregate net cash proceeds to the Company from the February Overallotment Exercise were approximately $0.2 million. The Company accrued additional offering costs of approximately $0.2 million.

On February 29, 2024, the Company entered into a securities purchase agreement with an investor providing for the issuance and sale of 270,000 shares of Common Stock and warrants to purchase up to 270,000 shares of Common Stock (the “February Warrants”) at a price of $3.80 per share of Common Stock and accompanying warrant, which represents a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

On April 18, 2024, the Company entered into an underwriting agreement (the “April Underwriting Agreement”) with the Representative, as the representative of the several underwriters named therein (the “April Underwriters”), relating to an underwritten public offering (the “April 2024 Public Offering”) of 607,000 shares (the “April Shares”) of Common Stock. The public offering price for each share of Common Stock was $3.30. Pursuant to the April Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 91,050 shares (the “April Option Shares”) of the Common Stock on the same terms as the April Shares sold in the April 2024 Public Offering (the “April Over-Allotment Option”). On April 19, 2024, the Offering closed (the “April Closing Date”). Net proceeds from the April 2024 Public Offering were approximately $1.6 million after offering costs of approximately $0.4 million. On May 23, 2024, the April Underwriters of the previously announced underwritten public offering of the Company exercised their option in accordance with the April Underwriting Agreement, dated April 18, 2024, by and between the Company and the Representative, as representative of the several underwriters named therein, to purchase up to an additional 91,050 shares of the Company’s Common Stock, at the public offering price of $3.30 per share (the “April Overallotment Exercise”). The April Over-Allotment Exercise was exercised in full and closed on May 23, 2024. The net cash proceeds to the Company from the April Overallotment Exercise were approximately $0.2 million which include offering costs of less than $0.1 million.

On August 28, 2024, the Company issued 20,000 shares of Common Stock in relation to consulting services performed by a third party. The fair value of the Common Stock on the date of issuance was less than $0.1 million.

During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into Common Stock, resulting in the issuances of 3,676,796 shares of Common Stock valued at $5.5 million based on the market price of the Common Stock at the date of Common Stock issuance resulting in a loss on conversion of $1.3 million (see Note 10).

On January 27, 2025, the Company entered into a securities purchase agreement (the “First RD Purchase Agreement”) with Anson for the sale by the Company of 1,215,278 shares (the “First RD Shares”) of Common Stock to the Investors, at a purchase price of $2.88 per share, in a registered direct offering (the “First Registered Direct Offering”). Concurrently with the sale of the First RD Shares, pursuant to the First RD Purchase Agreement the Company also sold to the investors unregistered Common Stock purchase warrants (the “First RD Warrants”) to purchase up to an aggregate of 1,215,278 shares of Common Stock (the “First RD Warrant Shares”), in a private placement. Subject to certain beneficial ownership limitations, the First RD Warrants are immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the First RD Warrants. The closing of the sales of these securities under the First RD Purchase Agreement occurred on or about January 29, 2025 (the “First RD Closing Date”), resulting in net proceeds to the Company of approximately $3.255 million after transaction costs. The First RD Warrants are exercisable for five years from the First RD Closing Date. The Company intends to use the net proceeds from the transactions for general corporate purposes, including the funding of certain capital expenditures.

On or around January 27, 2025, the Company and Anson entered into a consent and waiver agreement related to the First RD Purchase Agreement and the Notes. Under this agreement, the investors agreed to waive certain rights and restrictions, including their right to participate in certain future financings, restrictions on the Company issuing specific equity securities, and any potential liquidated damages under the Registration Rights Agreement dated August 14, 2024. These waivers are effective through and expired as of March 31, 2025.

As consideration for these waivers, the Company agreed to issue additional compensation to the investors if the volume-weighted average price (VWAP) of the Company’s Common Stock is lower than the original purchase price at the time investors submit their first conversion notice for Anson Notes issued in the Second or Third Closing. This compensation includes additional shares of Common Stock (the “Consideration Shares”) and warrants to purchase an equal number of shares (the “Consideration Warrants”). The exercise price of the warrants is based on a VWAP-Based Adjustment, calculated as the greater of (a) the VWAP on the trading day before the conversion notice, or (b) 80% of the closing price on the day before the Registered Direct Offering. As of September 30, 2025, the obligation under this provision has been fully satisfied. On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of Common Stock, the Company issued 303,819 shares of Common Stock Consideration Shares and 303,819 of Consideration Warrants to Anson in accordance with the terms of the CWA.

The gross proceeds to the Company from the offerings were approximately $3.5 million, before deducting offering expenses of $0.2 million and excluding the proceeds, if any, from the exercise of the First RD Warrants. As discussed above, on January 29, 2025, in conjunction with the issuance of the First RD Shares, the Company issued First RD Warrants to purchase up to 1,215,278 shares of the Company’s Common Stock which were classified as a liability. The First RD Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on January 29, 2030. The measurement of fair value of the First RD Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). The grant date fair value of these First RD Warrants was estimated to be $3.983 million on January 29, 2025. As the fair value of the liabilities exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of First RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

During the first quarter of fiscal 2025, Anson converted $1.3 million of principal and interest of the First Tranche Note into Common Stock, resulting in the issuance of 1,004,055 shares of Common Stock valued at $2.9 million based on the market price of the Common Stock at the date of the Common Stock issuance resulting in a loss on conversion of $1.6 million (See Note 10).

During the first quarter of fiscal 2025, Anson converted less than $0.1 million of principal and interest of the Third Tranche Note into Common Stock, resulting in the issuance of 5,463 shares of Common Stock valued at less than $0.1 million based on the market price of the Common Stock at the date of the Common Stock issuance resulting in a loss on conversion of less than $0.1 million (See Note 10).

During the second quarter of fiscal 2025, Anson converted $4.1 million of principal and interest of the Third Tranche Note into Common Stock, resulting in the issuance of 1,879,406 shares of Common Stock valued at $6.0 million based on the market price of the Common Stock at the date of the Common Stock issuance resulting in a loss on conversion of $1.9 million (See Note 10).

During the third quarter of fiscal 2025, Anson converted $1.4 million of principal and interest of the Third Tranche Note into Common Stock, resulting in the issuance of 877,193 shares of Common Stock valued at $2.2 million based on the market price of the Common Stock at the date of the Common Stock issuance resulting in a loss on conversion of $0.8 million (See Note 10).

On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of Common Stock, the Company issued 303,819 shares of Common Stock Consideration Shares and 303,819 of Consideration Warrants to Anson in accordance with the terms of the CWA. As a result of this adjustment, the exercise price of the RD Warrants was updated to $2.30 as of March 20, 2025. Upon conversion or extinguishment, ASC 470-50-40-2 requires that any difference between the carrying amount of the debt and the fair value of consideration transferred be recognized as a gain or loss in the statement of operations. The Consideration Shares, being equity-classified, are recognized at fair value with credit to Common Stock and additional paid in capital. The Consideration Warrants, liability-classified under ASC 815-40, were initially recognized at fair value, with changes in fair value subsequently recognized through earnings. In accordance with the CWA, the Company recorded loss on issuance of the Consideration shares and the Consideration Warrants in total of $1.28 million recognized within other expense (income) during the nine months ended September 30, 2025, within accompanying condensed consolidated statements of operations and comprehensive loss.

On May 15, 2025, the Company granted 75,000 shares of fully vested Common Stock to a vendor in accordance with the vendor agreement. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.08 and an aggregate of approximately $0.2 million was recorded as expense within the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

On August 18, 2025, the Company entered into a securities purchase agreement (the “Second RD Purchase Agreement”) with certain accredited investors for the sale of an aggregate of 3,959,999 shares of the Company’s Common Stock, at a purchase price of $1.65 per share (the “Second Registered Direct Offering”). The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. Concurrently with the execution of the Second RD Purchase Agreement, the purchasers of the Second Registered Direct Offering entered into Lock-Up Agreements with the Company, pursuant to which they agreed not to sell, transfer, or otherwise dispose of the shares of Common Stock, subject to certain exceptions, without the prior written consent of the Company until August 19, 2026.

On July 17, 2025, the Company granted 150,000 shares of fully vested Common Stock to a vendor in accordance with the vendor agreement. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $3.00 and an aggregate of approximately $0.45 million was recorded as expense within the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

On September 30, 2025, the 1,870,960 shares underlying the Anson Warrants, that were issued with the original convertible notes, were exercised for cash proceeds of $3.09 million. The fair value of the exercised warrants, which were initially recorded as warrant liability, was determined to be $5.37 million as of the exercise date, resulting in a gain of $5.37 million upon settlement of these warrant liabilities exercises, representing the difference between the fair value of the exercised Anson warrants and the cash proceeds received. Because the exercise proceeds were received subsequent to September 30, 2025, the Company recorded a subscription receivable asset of $3.09 million as of September 30, 2025. The gain on Anson warrants exercised was recognized within other expense (income) for the three and nine months ended September 30, 2025.

Warrants

Substitute Warrants – Liability

On May 24, 2021, the Company completed the merger (“Merger”) under the Agreement and Plan of Merger dated December 13, 2020, as amended, among the Company (formerly Big Rock Partners Acquisition Corp.), NeuroRx, Inc., and Big Rock Merger Corp., a wholly owned subsidiary of our company. In the transaction, Big Rock Merger Corp. merged with and into NeuroRx, with NeuroRx continuing as the surviving entity. In connection with the Merger in 2021, each warrant to purchase shares of Common Stock of NRx that was outstanding and unexercised immediately prior to the effective time (whether vested or unvested) was assumed by Big Rock Partners Acquisition Corp. (“BRPA”) and converted into a warrant, based on the exchange ratio (of 0.316), that will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant (the “Substitute Warrants”). There were 3,792,970 warrants outstanding and unexercised at the effective time. As these Substitute Warrants meet the definition of a derivative as contemplated in FASB ASC Topic 815, based on provisions in the warrant agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions, the Substitute Warrants were recorded as derivative liabilities on the condensed consolidated balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with FASB ASC Topic 820, with changes in fair value recognized in the statements of operations in the period of change. Refer to Note 14 for further discussion of fair value measurement of the warrant liabilities.

Assumed Public Warrants – Equity

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

During the three and nine months ended September 30, 2025 and 2024 no Public Warrants were exercised. The outstanding balance of these public warrants remains in equity. At September 30, 2025 and December 31, 2024, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants – Liabilities

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period.

The Company recognized a change in fair value of the Private Placement Warrants for the three and nine months ended September 30, 2025 and 2024 in the accompanying statement of operations. See Note 14 for discussion of the fair value measurement of the Company’s warrant liabilities.

Investor Warrants – Equity

As discussed above, on February 28, 2024, in conjunction with the sale of 270,000 shares of the Common Stock, the Company issued  February 2024 Warrants to purchase up to 270,000 shares of Common Stock which were classified in stockholder’s equity. The February 2024 Warrants have an exercise price of $3.80 per share, are initially exercisable beginning six months following the date of issuance and will expire five years from the date of issuance. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.59, exercise price of $3.80, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%). The allocated fair value of the February 2024 Warrants on the grant date was $0.5 million and is recorded within additional paid-in capital.

On February 28, 2024, the Company issued to the Representative the Underwriter’s Warrant to purchase up to 25,000 shares of Common Stock. The Underwriter’s Warrant is exercisable six months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the Underwriting Agreement. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%). The allocated fair value of the Underwriter's Warrants on the grant date was $0.1 million and is recorded as a charge to additional paid-in capital.

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

On April 19, 2024, the Company issued to the Representative the April Underwriter Warrant to purchase up to 30,350 shares of Common Stock (the “April Underwriter Warrant”). The April Underwriter Warrant is exercisable for six months following the date of the Underwriting Agreement and terminates on the five-year anniversary of the date of the Underwriting Agreement. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.04, exercise price of $3.63, term of 5 years, volatility of 178.10%, risk-free rate of 4.66%, and expected dividend rate of 0%). The allocated fair value of the April Underwriter Warrant on the grant date was less than $0.1 million and is recorded as a charge to additional paid-in capital.

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

Alvogen Warrants – Equity

In conjunction with the amended Licensing Agreement with Alvogen discussed in Note 9, on February 7, 2024 the Company issued warrants to purchase up to 419,598 shares of Common Stock. The warrants have an exercise price of $4.00 per share, are exercisable immediately following the date of issuance, will expire three years from the date of issuance, and may also be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of Common Stock underlying the warrants. The warrants are subject to a beneficial ownership limitation of 4.99% post-exercise, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the holder, with not less than 61 days prior notice. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $4.10, exercise price of $4.00, term of 3 years, volatility of 138.0%, risk-free rate of 4.2%, and expected dividend rate of 0.0%). The fair value of the warrants on the grant date was $1.3 million and was recorded within additional paid-in capital as of March 31, 2024. Upon termination of the License Agreement on June 21, 2024, the offsetting amount recorded within additional paid-in capital as an unfunded stock subscription receivable was expensed to research and development.

Anson Warrants – Liability

The Anson Warrants, originally issued in the Anson Purchase Agreement, are recognized as derivative liabilities in accordance with ASC 815. The Company concluded liability classification was appropriate as certain settlement features included in the Anson Warrants are not indexed to the Company's own stock, and therefore preclude equity classification. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Anson Warrants are measured at fair value using a Black-Scholes model. Warrant liabilities are classified as current liabilities on the Company's condensed consolidated balance sheets. On August 14, 2024, in conjunction with the issuance of the First Tranche Notes, the Company issued warrants to purchase up to 1,349,305 shares of the Common Stock which were classified as a liability. The warrants have an exercise price of $2.4168 per share, subject to adjustment or other settlement provisions, and have a contractual term of five years expiring on August 14, 2029. The measurement of fair value of the Anson Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.86, exercise price of $2.42, term of five years, volatility of 122%, and risk-free rate of 3.67%, and expected dividend rate of 0%). The grant date fair value of these Anson Warrants was estimated to be $2.1 million on August 14, 2024.

On October 10, 2024, in conjunction with the issuance of the Second Tranche Notes, the Company issued warrants to purchase up to 1,846,128 shares of Common Stock which were classified as a liability. The warrants have an exercise price of $1.7664 per share, subject to adjustment or other settlement provisions, and have a contractual term of five years expiring on October 10, 2029. The measurement of fair value of the Investor Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.38, exercise price of $1.76, term of five years, volatility of 105%, and risk-free rate of 3.91%, and expected dividend rate of 0%). The grant date fair value of these Second Tranche Investor Warrants was estimated to be $1.9 million on October 10, 2024.

On January 28, 2025, in conjunction with the issuance of the Third Tranche Notes, the Company issued warrants to purchase up to 862,699 shares of Common Stock which were classified as a liability (See Note 14). The warrants had an initial exercise price of $3.78 per share, subject to adjustment or other settlement provisions, and have a contractual term of five years expiring on January 28, 2030. The measurement of fair value of the Investor Warrants was determined using a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.55, exercise price of $3.78, term of five years, volatility of 113%, risk-free rate of 4.33%, and expected dividend rate of 0%). The grant date fair value of these Third Tranche Investor Warrants was estimated to be $2.5 million on January 28, 2025.

In connection with the Second RD Purchase Agreement, and pursuant to the full ratchet anti-dilution provisions contained in the Anson financing agreements, the exercise price of all outstanding Common Stock purchase warrants issued on August 14, 2024, October 10, 2024, January 28, 2025, and January 29, 2025 (collectively, the “Anson Warrants”) were each adjusted to $1.65 per share. In addition, under the full ratchet provision of the warrants’ anti-dilution provision, the number of shares underlying the Anson Warrants was increased by an aggregate of 1,870,960 shares of common stock. The effect of the full ratchet trigger was $5.7 million and is reflected as part of the change in fair value of warrant liabilities on the statement of operations.

The holders of Anson Notes and Anson Warrants, in accordance with the an agreement entered into with Anson on September 30, 2025, agreed to, among other things, i) certain trading volume limitations, and ii) a partial exercise of previously issued Anson Warrants for cash. Specifically, if the closing stock price of the Company’s common stock as reported on the Principal Market (as defined in the August 2024 Purchase Agreement) is below $3.25 on any trading day, Anson may not sell, dispose of, or otherwise transfer, in the aggregate, more than 12.5% of the composite daily trading volume of the Company’s common stock on that trading day. In accordance with the agreement,

1,870,960 shares of underlying Anson Warrants, which were issued with the original convertible notes, were exercised on September 30, 2025, for cash proceeds of $3.1 million. The fair value of the exercised Anson Warrants liabilities was determined to be $5.4 million as of the exercise date, resulting in a gain of $5.4 million, recorded as gain in exercise of warrant liabilities and representing the difference between the fair value of the exercised Anson Warrants and the cash proceeds received. Because the exercise proceeds were received subsequent to September 30, 2025, the Company recorded a subscription receivable asset of $3.1 million as of September 30, 2025. The gain was recognized within other (income) expense for the three and nine months ended September 30, 2025.

RD Warrants – Liabilities

As discussed above, on January 29, 2025, in conjunction with the issuance of the First RD Shares, the Company issued the First RD Warrants to purchase up to 1,215,278 shares of Common Stock which were classified as a liability. The First RD Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on January 29, 2030. The measurement of fair value of the First RD Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). The grant date fair value of these First RD Warrants was estimated to be $3.983 million on January 29, 2025. As the fair value of the liabilities exceeded the net proceeds received of $3.255 million, the Company recognized the excess of the fair value over the net proceeds received of $3.255 million as a loss upon issuance of the First Registered Direct Offering of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

Consideration Warrants – Liability

As discussed above, on March 20, 2025, in conjunction with the issuance of the Consideration Shares, the Company issued Consideration Warrants to purchase up to 303,819 shares of Common Stock which were classified as a liability. The Consideration Warrants have an exercise price of $2.88 per share and have a contractual term of five years expiring on March 20, 2030.

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

As of September 30, 2025, the aggregate fair value of all liability classified warrants, which include Substitute Warrants, Assumed Private Placement Warrants, Anson Warrants, First RD Warrants and Consideration Warrants, was $15.9 million. The Company recognized a loss on the change in fair value of the liability classified warrants for the three months ended September 30, 2025 of approximately $5.0 million, and a loss of approximately $8.5 million on the change in fair value of the liability classified warrants for the nine months ended September 30, 2025. In addition, the Company recognized a gain of $5.4 million upon the exercise of Anson Warrants, representing the difference between the fair value of the exercised warrant liabilities and the cash proceeds received. Refer to Note 14 for discussion of the fair value measurement of the Company’s warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

				Aggregate
		Weighted	Weighted	Intrinsic
		Average	Average	Value
	Total Warrants	Remaining Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2023	3,321,499	3.91	$23.01	$180
Issued	3,948,484	4.71	2.04	—
Expired	(96,417)	—	—	—
Outstanding as of December 31, 2024	7,173,766	3.77	$17.20	$80
Issued	4,252,758	5.00	1.78	—
Exercised	(1,870,962)	5.00	1.65	—
Expired	(107,596)	—	—	—
Outstanding as of September 30, 2025	9,447,966	3.39	$7.98	$821

Note 13. Stock-Based Compensation

2016 Omnibus Incentive Plan

Prior to the Merger, the Company maintained its 2016 Omnibus Incentive Plan (the “2016 Plan”), under which NeuroRx granted incentive stock options, restricted stock awards, other stock-based awards, or other cash-based awards to employees, directors, and non-employee consultants. The maximum aggregate shares of Common Stock that were subject to awards and issuable under the 2016 Plan was 347,200.

In connection with the Merger, each option of NeuroRx that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by BRPA and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share, based on the Exchange Ratio (of 0.316:1).

Upon the closing of the Merger, the outstanding and unexercised NeuroRx stock options became options to purchase an aggregate 289,542 shares of Common Stock at an average exercise price of $51.00 per share.

2021 Omnibus Incentive Plan

As of  September 30, 2025, 1,050,809 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2025, 95,528 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023, the first amendment to the 2021 Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the 2021 Plan to be equal to 100% of the Share Pool. As of September 30, 2025, an aggregate 1,117,099 shares of Common Stock have been awarded net of forfeitures, and 18,085 shares of Common Stock remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

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

On February 7, 2025, the Company issued 50,000 stock options. These shares have a vesting term of three years, an expiration date of ten years from the grant date and were valued at approximately $0.1 million as of the grant date.

On April 9, 2025, the Company issued 497,000 stock options. These shares have a vesting term of three years, an expiration date of ten years from the grant date and were valued at approximately $0.6 million as of the grant date.

The stock options granted during the nine months were valued utilizing the Black-Scholes options pricing model with the following inputs: $1.78-2.94 of stock price, 3.91%-4.31% risk-free rate, 127%-126.76% volatility, 0% dividend rate, and the expected term of 3 years.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	life (in	value (in
	shares	price	years)	thousands)
Outstanding as of December 31, 2023	264,983	$18.30	7.7	$75
Options granted	—	—	—	—
Forfeited/Expire	(143,150)	—	—	—
Outstanding as of December 31, 2024	121,833	22.36	7.0	—
Options granted	547,000	1.84	10.0
Forfeited/Expire	(5,380)	—	—	—
Outstanding as of September 30, 2025	663,453	5.54	9.0	—
Options vested and exercisable as of September 30, 2025	119,281	$22.52	6.3	$—

Stock-based compensation expense related to stock options was less than $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense related to stock options was approximately $0.15 million and approximately $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.49 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

Weighted
Average Grant
Date Fair
	Awards	Value
Balance as of December 31, 2023 (unvested)	124,166	$5.20
Granted	—
Vested	(90,833)	$4.64
Forfeited	(33,333)	$5.20
Balance as of December 31, 2024 (unvested)	—	—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2025 (unvested)	—	—

On July 12, 2022, the board of directors (the “Board”) granted an award of 100,000 restricted shares of the Company as an inducement to the newly appointed chief executive officer, pursuant to a separate Restricted Stock Award Agreement (the “RSA”). The Restricted Stock vested in approximately equal installments over three (3) years from the grant date, subject to continued service through the applicable vesting date.

On December 28, 2023, the Company granted 57,500 RSAs to a consultant for services provided. The RSAs vested after six months from the grant date. The shares were valued on the grant date based on the quoted price of $4.60 or approximately $0.3 million, which was amortized over the vesting term.

Stock-based compensation expense related to RSAs was $0 and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense related to RSAs was $0 and less than $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

In October 2024, the Company's chief executive officer announced his resignation and as a result, all unvested RSAs were forfeited. Accordingly, the Company does not expect to recognize any further stock-based compensation expense for the balance of unvested RSAs as of December 31, 2024.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Stock-based compensation expense
General and administrative	$56	$82	$123	$365
Research and development	12	22	24	78
Total stock-based compensation expense	$68	$97	$147	$339

Note 14. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2025 and 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services, and warrants issued with the Convertible Notes are estimated based on the Black-Scholes model. The fair value of the convertible notes payable was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	September 30, 2025	December 31, 2024
		(Unaudited)
Assets:
Money Market Account	1	$403	$487

Liabilities:
Warrant liabilities (Note 12)	3	$15,860	$5,639
Convertible note payable and accrued interest, current (Note 10)	3	$9,909	$1,246
Convertible note payable and accrued interest, non-current (Note 10)	3	$—	$5,011

Convertible Note Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson Note liability that is categorized within Level 3 of the fair value hierarchy are as follows:

September 30,
2025
Stock price on valuation date	$3.30
Conversion price	$1.65
Time to expiration	0.50
Cost of debt	15.50%
Equity volatility	71.2%
Risk-free rate	3.83%
Probability of credit default prior to maturity	1%

The following table sets forth a summary of the changes in the fair value of the Anson Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of Anson Notes as of December 31, 2024	$6,257
Fair value of Anson III Note at issuance	2,522
Conversion and repayments of principal and interest (shares)	(1,347)
Fair value adjustment through earnings	965
Fair value of Anson Notes as of March 31, 2025	8,397
Conversion and repayments of principal and interest (shares)	(4,108)
Fair value adjustment through earnings	5,565
Fair value of Anson Notes as of June 30, 2025	9,854
Conversion and repayments of principal and interest (shares)	(1,447)
Fair value adjustment through earnings	1,502
Fair value of Anson Notes as of September 30, 2025	$9,909

Convertible note payable - current portion as of September 30, 2025	$9,909
Convertible note payable, net of current portion as of September 30, 2025	$—

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

The weighted-average significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	September 30, 2025			December 31, 2024
Stock price on valuation date	$3.30			$2.20
Exercise price per share	$1.65	–	11.50	$2.08
Expected life	0.90	–	4.33	4.69
Volatility		124.31%		111%
Risk-free rate	3.61	–	3.68%	4.37%
Dividend yield		0.00%		0.0%
Fair value of warrants	$0.02	–	2.89	$1.76

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2023	$17
Loss upon re-measurement	9
Balance as of March 31, 2024	26
Gain upon re-measurement	(18)
Balance as of June 30, 2024	$8
Initial recognition of issuance of warrants	2,059
Gain upon re-measurement	(165)
Balance as of September 30, 2024	$1,902

Balance as of December 31, 2024	$5,639
Initial recognition of issuance of warrants	7,109
Change in fair value of warrant liabilities	(2,896)
Balance as of March 31, 2025	$9,852
Change in fair value of warrant liabilities	6,414
Balance as of June 30, 2025	$16,266
Change in fair value of warrant liabilities	4,963
Fair Value of Anson warrants exercised	(5,369)
Balance as of September 30, 2025	$15,860

Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in impairments and other charges, net in the consolidated statements of operations.

Assets that are measured at fair value and classified as level 3 on a non-recurring basis are as follows (in thousands):

Description	September 8, 2025
Trade name	$669
Customer relationships	$605
Non-compete agreements	$527
Goodwill	$610

All these assets were measured at the acquisition dates in conjunction with the Dura acquisition.

The significant unobservable inputs used in our level 3 fair value measurements during the nine months ended September 30, 2025 are as follows:

Areas	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Trade name	Relief-from-Royalty Method	Royality Rate	5%
		Revenue Growth Rate	10% average through FY2030, 8% thereafter
		Discount rate	25%
		Income tax rate	26.5%
		Economic useful life	8 yrs
Customer relationship	Multi-Period Excess Earnings Method (MPEEM)	Royalty rate	5%
		Revenue Growth Rates	10% average through FY2030, 8% thereafter
		Expense Growth Rates	3%
		Contributory Assets’ Charges as % from revenue	0.2 – 0.7%
		Business development expense for new customers	4%
		Distributor EBITA margin for customer relationships	4%
		Discount rate	27%
		Income tax rate	26.5%
		Economic useful life	3 yrs
Non-compete agreements	With-and-without method	Replacement cost growth rate	3%
		Cap Ex Rates	1%
		Contributory Assets Rates	40%
		After tax rate of return	40%
		Useful life	7 yrs

Note 15. Segment Reporting

The Company operates as two operating and reportable segments, consistent with the manner in which the Chief Executive Officer, designated as the CODM of the Company, evaluates the Company’s performance and allocates resources. The Company’s operations solely consist of the development of novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, and PTSD and now schizophrenia. On September 8, 2025, HOPE completed the previously announced acquisition of Dura, and a revenue-generating clinical organization. Following the acquisition, the Company began generating patient service revenue through Dura’s operations. As a result, the Company now operates in two reportable segments.

The Company generated $242 thousand in revenues during the nine months ended September 30, 2025. The revenue for the three and nine months ended September 30, 2025 represents the revenue generated from Dura. The CODM evaluates performance based on operating expenses and monitors key expense categories related to the Company’s research and development activities, as well as general and administrative functions. As the Company is currently in the pre-revenue phase, the associated expenses above are drivers.

The CODM does not separately evaluate performance by geographic region or product line, as the Company has not yet commenced commercial operations and has limited operations due to the current liquidity and funding of the Company. The Company’s operations are conducted solely within the U.S.

Significant Segment Information

All of the Company’s assets relate to these two operating segments, see the accompanying balance sheets below.

All of the Company’s operating expenses, which consist of research and development and general and administrative expenses, relate to this single operating segment, see the accompanying statements of operations.

The following table reconciles the loss from operations to total loss for the three months ended September 30, 2025 and 2024 (in thousands):

			For the three months
			ended
			September 30,
	NRx	Dura	2025	2024
Expense Category
Income (loss) from operations	$(4,039)	$15	$(4,024)	$(3,022)
Interest income	(1)	(1)	(2)	(6)
Interest expense	—	—	—	—
Change in fair value of convertible notes payable	1,502	—	1,502	(1,355)
Change in fair value of warrant liabilities	4,963	—	4,963	(165)
Loss on convertible note conversions	772	—	772	127
Gain on exercise of warrants	(5,369)	—	(5,369)	—
Net loss	$(5,906)	$16	$(5,890)	$(1,623)

The following table reconciles the loss from operations to total loss for the nine months ended September 30, 2025 and 2024 (in thousands):

			For the nine months
			ended
			September 30,
	NRx	Dura	2025	2024
Expense Category
(Loss) income from operations	$(11,616)	$15	$(11,600)	$(16,070)
Interest income	(7)	(1)	(8)	(40)
Interest expense	—	—	—	230
Change in fair value of convertible notes payable	8,032	—	8,302	(1,014)
Change in fair value of warrant liabilities	8,481	—	8,481	(174)
Loss on issuance of Registered Direct Offering	730	—	730	—
Loss on Consideration Shares and Warrants	1,277	—	1,277	—
Convertible note default penalty	—	—	—	849
Loss on convertible note conversions	4,239	—	4,239	127
Gain on exercise of warrants	(5,369)	—	(5,369)	—
Net loss	$(28,999)	$16	$(28,982)	$(16,048)

Long-lived assets consist of furniture and equipment which are included in furniture and equipment, net in the balance sheet. Long-lived assets by year are as follows (in thousands):

	NRx	Dura	September 30, 2025	December 31, 2024
Medical equipment	$—	$57	$57	$—
Computer equipment	29	4	33	29
Furniture and fixtures	—	4	4	—
Total PPE	$29	$64	$93	$29
Less: Accumulated Depreciation	(23)	(1)	(24)	(19)
Net	$6	$63	$69	$9

Note 16. Income Taxes

The Company recorded no provision or benefit for income tax expense for the nine months ended September 30, 2025 and 2024, respectively.

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

Note 17. Business Acquisitions

Dura Medical, LLC

Transaction Overview

On September 8, 2025, HOPE, a wholly owned subsidiary the Company, completed the acquisition of Dura, a Florida-based behavioral health and interventional psychiatry practice with locations in Naples and Fort Myers, Florida. Dura was founded in 2018 and provides outpatient mental health treatment specializing in evidence-based therapies for treatment-resistant conditions, including depression, anxiety, PTSD, OCD, and chronic pain. Services include ketamine infusion therapy, Spravato® administration, Transcranial Magnetic Stimulation (TMS), Stellate Ganglion Blocks, psychotherapy, and medication management.

The acquisition aligns with the Company’s strategy to expand its clinical care delivery platform through HOPE and establish a multi-site network offering advanced interventional psychiatry services. Management expects the acquisition to accelerate revenue generation and provide a foundation for integrating proprietary therapeutics, including NRX-100 and NRX-101, upon FDA approval.

Consideration Transferred

The preliminary fair value of the consideration transferred was $3.3 million, consisting of cash consideration (subject to customary closing adjustments). The preliminary estimated working capital and other customary closing adjustments resulted in a decrease of approximately $0.1 million to the purchase price, which is included in the total consideration transferred.

The following items were determined to represent post-employment compensation under ASC 805 and ASC 718 and are excluded from the purchase price consideration:

●	Issuance of 6,188 Class A units of HTX as rollover equity subject to conditional vesting; and
●	Contingent consideration of up to $3,000,000 payable over three years based on achievement of specified EBITDA performance targets.

These amounts will be accounted for as compensation expense in future periods as services are rendered.

In connection with the acquisition of Dura, the Company incurred total acquisition-related costs of approximately $0.1 million during the nine months ended September 30, 2025. These costs primarily consist of legal, accounting, consulting fees and a finder fee directly attributable to the transaction. These costs were expensed as incurred and are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Purchase Price Allocation

The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired, and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the purchase price and the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).

The Company recorded all tangible and identifiable intangible assets acquired and liabilities assumed at their preliminary estimated fair values as of the acquisition date. The preliminary allocation is as follows:

Preliminary Amount Recognized as of the Acquisition Date (In Thousands)
Assets assumed
Cash and cash equivalents	$536
Accounts receivable	251
Prepaid expenses	23
Furniture and equipment	64
Right-of-use asset	114
Right-of-use asset - related party	252
Customer relationship	605
Trade name	669
Non-compete agreements	527
Goodwill	610
Total assets acquired	$3,651
Liabilities assumed
Accounts payable and accrued expenses	$(26)
Accrued salaries and benefits	(117)
Operating lease liability	(109)
Operating lease liability - related party	(244)
Total liabilities assumed	$(496)
Net assets acquired	$3,155

Certain adjustments of approximately $0.1 million to the purchase price were recorded, decreasing the purchase price during the measurement period ended September 30, 2025. Changes to the provisional amounts recognized at the acquisition date—if based on new information about facts and circumstances that existed as of the acquisition—must be accounted for retrospectively during the measurement period.

Intangible Assets

The Company identified the following finite-lived intangible assets, which will be amortized on a straight-line basis over their estimated useful lives once finalized:

●	Trade Name – includes the “Dura Medical” name and associated trademarks.
●	Customer relationship – representing the value of established patient relationships and referral sources.
●	Non-Compete Agreements – arising from restrictive covenants in the purchase agreement.

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

		Weighted Average
		Useful Life
	Fair Values	(Years)
Trade name and trademarks	$669	8.0
Customer relationships	605	3.0
Non-compete agreement	527	5.0
Total intangible assets	1,801
Less accumulated amortization	(24)
Net carry value	$1,777

The Company incurred amortization expense of $24 thousand during the three and nine months ended September 30, 2025.

As of September 30, 2025, the maturities of the Company’s intangible assets were as follows (in thousands):

2025	$98
2026	390
2027	390
2028	329
2029	189
Thereafter	381
Total	$1,777

Goodwill

Goodwill of approximately $0.6 million represents the excess of the purchase consideration over the fair value of net assets acquired and was recognized in connection with the acquisition. None of the goodwill is expected to be deductible for tax purposes. The goodwill is assigned to the Dura subsidiary. The goodwill primarily represents expected synergies, assembled workforce, and future growth potential. No goodwill arose from step acquisitions or non-controlling interests.

Measurement Period

The Acquisition was recorded as a business combination on a preliminary valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to their fair value of the assets and liabilities (“Level 3” inputs). We expect to complete our purchase price allocation, as well as our fair value estimate of the purchase price consideration as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price and allocation could be material. Goodwill and intangible assets represent the excess of the purchase price consideration over the preliminary valuation of the other net assets acquired.

As of September 30, 2025, the purchase price allocation remains preliminary, and the purchase price may be subject to final adjustments. The Company is continuing to assess the fair values of certain identifiable intangible assets and contingent liabilities, including the potential adjustment to exchangeable shares.

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Dura included in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025, as if the acquisition was made on January 1, 2025, and operations for the three and nine months ended September 30, 2024, as if the Acquisition had occurred on January 1, 2024. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisition had occurred on January 1, 2025, is as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Revenue	$1,128	$3,147
Net loss	(5,657)	(28,914)

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on January 1, 2024, is as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Revenue	$501	$2,469
Net loss	(2,026)	(16,417)

The unaudited pro forma results for the three and nine months ended September 30, 2025, include material nonrecurring adjustments of $0.1 million and $0.5 million, respectively, related to the amortization of intangible assets acquired in connection with the Dura acquisition.

The unaudited pro forma results for the three and nine months ended September 30, 2024, include material nonrecurring adjustments of $0.3 million and $0.9 million, respectively, related to the amortization of intangible assets acquired in connection with the Dura acquisition and approximately $0.1 million related to the finders’ fees incurred and earned upon closing of the transaction.

For the three and nine months ended September 30, 2025, the operating expenses of Dura included in the Company’s consolidated statement of operations and comprehensive loss were insignificant to the Company’s financial results. Net patient service revenue and net income attributable to Dura for the nine months ended September 30, 2025, and included in the Company’s consolidated statement of operations, were $242 thousand and $16 thousand, respectively.

Note 18. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (“Glytech”), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, the co-founder and a former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During the three months ended  September 30, 2025 and 2024, the Company paid Glytech $0 and $0, respectively, for continuing technology support services and reimbursed expenses. During the nine months ended  September 30, 2025 and 2024, the Company paid Glytech $0 and $0.3 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to the Company. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either D-cycloserine or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that the Company considers “pipeline” or “future product” opportunities, which contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. On November 6, 2022 the Glytech Agreement was amended whereby Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology to the Company for no additional consideration at any time upon receipt of written notice from the Company if, on or prior to June 30, 2024, (i) the value of the Glytech equity holdings in the Company (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days).

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major stockholder of the Company and a member of the Board. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as chief executive officer under an employment agreement with the Company until March 8, 2022 and currently serves under a consulting agreement with the Company as Chief Scientist thereafter and received compensation of $0.2 million and $0.2 million during the three months ended September 30, 2025 and 2024, respectively, and received compensation of $0.8 million and $0.2 million during the nine months ended September 30, 2025 and 2024, respectively.

On March 29, 2023, the consulting agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Javitt Consulting Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the Board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. The annual discretionary bonus for 2024, if any, may be approved by the board in 2025 and is payable in March 2025, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of September 30, 2025 and December 31, 2024, the annual discretionary bonus of $0.2 million and $0.2 million is accrued and included within accrued and other current liabilities on the condensed consolidated balance sheets, respectively.

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s chief executive officer who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.1 million and less than $0.2 million during the three months ended September 30, 2025 and 2024, respectively. The Company paid this family member a total of $0.2 million and $0.2 million during the nine months ended September 30, 2025 and 2024, respectively. These services are ongoing.

Included in accounts payable were $0.3 million and less than $0.1 million due to the above related parties as of September 30, 2025 and December 31, 2024, respectively.

Note 19. Subsequent Events

On October 17, 2025, the Company, through its subsidiary HOPE completed its acquisition of a strategic and minority interest in Cohen & Associates, LLC, a Florida limited liability company (“Cohen LLC”) for cash consideration of $440 thousand. The acquisition of the interest in Cohen was effectuated pursuant to the terms and conditions of the Membership Interest Purchase Agreement (the “Cohen Purchase Agreement”), dated October 17, 2025, by and among HOPE, Cohen, and Rebecca S. Cohen, MD. The Cohen Purchase Agreement included customary representations and warranties and indemnification provisions and certain post-closing adjustments. The Company is in the process of determining the fair value of the consideration along with the appropriate accounting as it pertains to the acquisition.

In connection with the transaction, Dr. Rebecca Cohen was appointed Medical Director of HOPE, and the terms of employment include certain financial incentives to establish and grow new sites of care owned or operated by HOPE.

From  October 6, 2025 through  November 12, 2025, the Company sold an aggregate of 415,097 shares of its common stock shares in connection with the at-the-market offering for approximately $1.4 million, net of less than $0.03 million in offering costs.

On October 1, 2025, the Company received $3.09 million in net proceeds related to the September 30, 2025 exercise of 1,870,960 shares underlying Anson Warrants, for which a subscription receivable was recorded on the condensed consolidated balance sheet as of September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of NRx Pharmaceuticals’ financial condition and plan of operations together with NRx Pharmaceuticals' condensed consolidated financial statements and the related notes appearing elsewhere herein. In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. NRx Pharmaceuticals’ actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere herein. All references to “Note,” followed by a number reference from 1 to 15 herein, refer to the applicable corresponding numbered footnotes to these condensed consolidated financial statements.

Overview

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (“NeuroRx”), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (“PTSD”) and schizophrenia. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (“HOPE”), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (“TMS”), digital therapeutics, and hyperbaric therapy. All of our current drug development activities are focused on drugs that enhance neuroplasticity by modulating the N-methyl-D-aspartate (“NMDA”) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has two lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, and NRX-101, an oral fixed dose combination of D-cycloserine (“DCS”) and lurasidone. NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (“FDA”) approval as follows:

1.

An Abbreviated New Drug Application (“ANDA”) for NRX-100 was filed, with priority review requested, during the third quarter of 2025. After meeting with the FDA in August 2025, the Company re-filed the ANDA, following FDA notification of approval of a suitability petition for NRx’s proposed strength of preservative-free ketamine, KETAFREETM. On November 6, 2025, the Company received a communication from the FDA in which no significant deficiencies were identified in the revised filing. This letter is consistent with the Company’s ambition to launch KETAFREE™ in Q1 2026. The Company has additionally submitted a citizen petition seeking to have benzethonium chloride, a toxic preservative, removed from all commercial presentations of ketamine.

2.

A New Drug Application (“NDA”) for NRX-100, originally initiated during the fourth quarter of 2024, is expected to be completed in the fourth quarter 2025. This follows award of Fast Track Designation by the FDA for the Company’s expanded indication of “Treatment of Suicidal Ideation in Depression, including Bipolar Depression.” A key element of the Company’s PDUFA strategy has focused on obtaining data to confirm the ketamine efficacy seen in clinical trials conducted under governmental auspices in the US and France. The Company has now arranged to submit Real World Efficacy Data drawn from 65,000 patients treated for depression with intravenous ketamine compared to 6,000 patients treated with intranasal S-ketamine, which will be submitted as part of the NDA. An interim analysis drawn from the first 20,000 patients suggests that IV ketamine may have a more rapid onset of action and larger magnitude of effect than nasal S-ketamine. The Company has applied to receive a Commissioner’s National Priority Voucher (CNPV), which could significantly reduce review time. The Company has completed all required manufacturing steps and demonstrated room temperature shelf stability to support a three year shelf life.

3)

An NDA filing for NRX-101 has been initiated with the submission of the Module 3 manufacturing file to the FDA. The drug was previously awarded Breakthrough Therapy Designation and accordingly the Company is requesting rolling review from the NDA. Breakthrough Therapy Designation is granted by the FDA to facilitate the development and expedite the review of drugs to treat serious conditions that address an unmet medical need and have demonstrated preliminary evidence of efficacy as determined by the FDA. Based on current data, the Company aims to seek accelerated approval for use of NRX-101 in patients with bipolar depression who exhibit suicidal ideation on currently approved medication.

4)

In the third quarter, the Company was made aware of dramatic findings suggesting that low-dose D-cycloserine (the key ingredient in NRX-101) may increase the antidepressant and antisuicidal effects of TMS by more than 2-fold, as demonstrated in a randomized controlled trial and subsequently confirmed with real world experience and mechanistic studies. Accordingly, the Company has filed a protocol with the FDA to test the use of low-dose NRX-101 in conjunction with the one-day TMS protocol (ONE-D) that has been published in association with the FDA-cleared Ampa Health TMS device. Should this study demonstrate safety and efficacy, it could represent a dramatic expansion of the market for NRX-101 and have the potential to offer patients a rapid remission from severe depression and PTSD with a single day of treatment. Millions of Americans are expected to be treated with TMS in coming years. Success in this planned clinical trial would lead to a 2027 PDUFA date for this previously unanticipated indication.

As previously announced, in February 2024, NRx incorporated HOPE Therapeutics, a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as TMS, hyperbaric therapy, digital therapeutics, and medication management.

On December 2, 2024, HOPE formed HTX Management Company, LLC, a wholly owned subsidiary organized as a Delaware limited liability company, for the purpose of supporting future operations associated with any acquired businesses.

On September 8, 2025, HOPE became a revenue-generating clinical enterprise through its completion of the previously announced acquisition of Dura Medical, LLC (“Dura”), a Florida limited liability company, and a revenue-generating clinical organization with locations in Naples and Ft. Myers, Florida. Founded in 2018, Dura offers precision-based interventional psychiatry services, including ketamine infusion therapy, TMS, Spravato®, stellate ganglion blocks, and psychotherapy.

Subsequent to the third quarter, the Company completed the previously announced addition of Cohen and Associates, based in Sarasota, FL, to the HOPE Network with a strategic minority investment, which expanded HOPE’s footprint on the West Coast of Florida, and related appointment of Dr. Rebecca Cohen as HOPE’s Medical Director. On November 10, 2025, HOPE announced completion of clinical training on the Ampa Health TMS device and initiation of the ONE-D protocol at its Florida locations. The ONE-D protocol has been reported in the peer-reviewed literature to achieve 87% response and 72% remission from severe depression at 6 weeks following a single day of TMS treatment, combined with D-cycloserine. HOPE is the first clinical enterprise to offer this one-day treatment protocol in Florida and one of the first to offer this therapy nationwide.

Through the third quarter of 2025 and in the subsequent period, key achievements by the Company in support of its overall mission to improve and save the lives of patients affected by central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder and schizophrenia include the following:

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

●

Re-filing of an Abbreviated New Drug Application (“ANDA”) for NRX-100 (preservative-free intravenous ketamine) following FDA notice of approval of its Suitability Petition for NRx’s proposed strength of preservative-free ketamine, KETAFREE™. On November 6, 2025 the Company received a communication from FDA that did not identify any major deficiencies in the revised ANDA submission consistent with ANDA approval in Q2 2026.

●

Filing of Commissioner’s National Priority Voucher application for intravenous ketamine (NRX-100). Subsequently, the Company was invited to attend a closed-door listening session with the FDA Commissioner and senior staff.

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

●	Filing of a Citizen Petition with the U.S. Food and Drug Administration to seek the removal of benzethonium chloride, a toxic preservative, from all ketamine products for intravenous administration.
●	Filing of a patent application for NRX-100, the Company’s proprietary preservative-free formulation of intravenous ketamine.
●	Receipt of filing fee waiver from the FDA for NRX-100.
●

Filing of module 3 manufacturing data to support a New Drug Application for NRX-101 in the treatment of patients with suicidal bipolar depression and akathisia despite treatment with already-approved medication.

HOPE Therapeutics

●	Completed the acquisition of Dura Medical and subsequent acquisition of an interest in Cohen and Associates, LLC with first clinical revenue recorded during Q3.
●	Appointment of Dr. Rebecca Cohen as HOPE’s Medical Director.
●	Completion of clinical training and First-in-Florida initiation of one day depression treatment (ONE-D) utilizing D-cycloserine and the Ampa Health FDA-cleared TMS device.

Recent Developments

Financing

In May 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the offering agreement for an aggregate of $20,000,000. During the three months ended September 30, 2025, in connection with the at-the-market offering, the Company sold an aggregate of 1,350,788 shares of Common Stock for approximately $3.81 million, net of less than $0.1 million in transaction costs. During the nine months ended September 30, 2025, in connection with the at-the-market offering, the Company sold an aggregate of 1,749,866 shares of Common Stock for approximately $4.75 million, net of $0.1 million in transaction costs. Pursuant to the Anson Purchase Agreement, on January 28, 2025, the Company issued $5.4 million of Third Tranche Anson Notes at an 8% original issue discount for total cash proceeds of approximately $5.0 million. On August 18, 2025, the Company entered into the Second RD Purchase Agreement with certain accredited investors for the sale of an aggregate of 3,959,999 shares of the Company’s Common Stock, at a purchase price of $1.65 per share. The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. On September 30, 2025, the 1,870,960 shares underlying Anson Warrants were exercised for cash proceeds of $3.09 million. Because the exercise proceeds were received subsequent to September 30, 2025, the Company recorded a subscription receivable asset of $3.09 million as of September 30, 2025. The exercise proceeds of $3.09 million were received on October 1, 2025.

Although no assurances can be given, management believes that it will be able to secure necessary financing to support and consummate both its previously announced acquisitions and potential future acquisition candidates, execute its business plan and achieve its projected revenue objectives.

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

Our proprietary, preservative free formulation is the subject of a US patent filing that has potential to confer market exclusivity. In addition, we have filed a Citizen Petition with the FDA noting that the Benzethonium Chloride (BZT) preservative in ketamine is not Generally Recognized as Safe (GRAS) and has not been demonstrated to be safe in the context of this product. Historically, BZT was added to ketamine to enable multidose use and multi-patient use from a single vial. Those uses are no longer common in US healthcare facilities. We have performed an extensive review of the toxicology literature around BZT and determined that the FDA no longer allows BZT to be used in hand cleansers and topical antiseptics.1 BZT is part of a class of quaternary amines that have been shown to be toxic to corneal and conjunctival cells. A related compound in this class, Benzalkonium Chloride, has been removed from many eyedrops because of this demonstrated toxicity. The toxicology review link suggests that while single dose administration of preserved ketamine is generally thought of as safe, the cumulative dose of BZT with repeated intravenous administration may approach a toxicologically-concerning exposure to this compound.

1 Toxicological Evaluation of Benzethonium Chloride in Ketamine Formulations. Zenodo. https://doi.org/10.5281/zenodo.16883346)

In general, we anticipate that a preservative-free form of ketamine will be welcomed by physicians and patients, which may enable NRX-100 to gain a larger share of the existing ketamine market than would be available to an undifferentiated product. However, should the Citizens Petition be granted the share of the generic market captured by NRX-100 could be considerably higher.

The first filing of the ANDA in June 2025 received a “Refuse to Receive” letter from the FDA primarily based on a difference in the concentration of a single inactive ingredient (sodium chloride) between the NRX-100 formulation and the reference formulation of KETALAR®. The Company met with leadership of the Office of Generic Drugs and agreed to adjust the sodium chloride concentration to within 5% of the reference product. The ANDA was refiled in September 2025 and the Company received a letter in November 2025 identifying only several minor administrative discrepancies, all of which have now been addressed without starting a new regulatory cycle. The Company is aware of no impediments to an acceptance of the ANDA package and anticipates regulatory action in the Q2 2026 time frame.

The request by the FDA to alter the sodium chloride level in the ANDA formulation creates a permanent formulation difference between the ANDA product (KETAFREE™) and the NRX-100 innovative product. This difference will result in two different drug identification numbers post approval and will enable the Company to establish different commercial paths for KETAFREE™ and NRX-100. Ongoing stability data remains on track for three years of room temperature shelf stability, the maximum allowed for a sterile injectable product.

Our path to New Drug Approval of Ketamine for treatment of depression was substantially augmented on August 8, 2025 by award of an expanded Fast Track Designation (FTD) to NRX-100 by the FDA Division of Psychiatry Products. Originally, in 2017, the FDA awarded FTD to NRX-100 in association with NRX-101 for the treatment of suicidal bipolar depression. During the current quarter, the FDA gave a far broader Fast Track Designation to NRX-100, designating it for “Treatment of suicidal ideation in depression, including bipolar depression,” According to the US Centers for Disease Control (CDC), 3.6 million Americans contemplate suicide each year, with 1.5 million attempting suicide and an American dying of suicide every 11 minutes.

The FDA further augmented the potential path to market of NRX-100 by establishing the Commissioner’s National Priority Voucher Program (CNPV). The key criteria are shown below, taken from the FDA website. To receive a CNPV, a product must meet at least one of the criteria below. Management believes that NRX-100 meets all five criteria.

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

Receipt of a CNPV affords a substantially faster review time of 1-2 months vs. 10-12 months, enhanced communication throughout the review process, a multidisciplinary team-based evaluation, and potential for accelerated approval if the applicable requirements are met. Key to this process is determination that the candidate product meets a large, unmet medical need. That determination was specifically made in the case of NRX-100 by the Division of Psychiatry Products and included in the Fast Track Determination letter. There is an additional feature to the CNPV that may limit eligibility to a relatively few drugs. The CNPV requires that a Company’s module 3 manufacturing data be on file. These data were initially filed for NRX-100 in December 2024, and the stability data were updated in July 2025 to support three years of room temperature shelf stability.

NRx intends to seek Accelerated Approval of NRX-100. The data that have been licensed from the Government of France and Columbia University demonstrate that intravenous ketamine is superior to placebo and to active placebo in reducing suicidal ideation and depression within hours and has an effect duration of about a week. The PCORI-funded trial of ketamine vs. ECT demonstrates non-inferiority to ECT on depression over a 6-month period. The Company believes that these data are sufficient for an FDA grant of initial market access subject to confirmatory data. However, longer term data are desirable for a drug that may ultimately be used in millions of patients each year. Additional detail regarding established ketamine efficacy data is noted below.

Established Ketamine Efficacy Data

French Gov't Funded: Ketamine vs. Placebo

- 156 Patients, 7 Hospitals
- Admitted with acute suicidality
- Randomized to Ketamine vs. Placebo
- 84% remission on **Ketamine** vs. 28% on Placebo in bipolar depression subgroup
- Odds Ratio 4.6; P<.0001 on Primary Endpoint

Outcomes
Odds ratio
0.25 0.5 1 5 10 50 100
At day 3, overall
31.6%
bipolar disorder
28.0%
major depressive disorder
35.7%
other disorders
30.8%
At week 6, overall
56.3%

NIH Funded: Ketamine vs. Midazolam

- 96 pt. Randomization to Ketamine vs. midazolam
- Dramatic ketamine effect on suicidality and depression vs placebo (Odds Ratio 5.0; P<.001)
- Midazolam failures treated with open-label Ketamine and similar dramatic effect was seen with Ketamine as secondary treatment

PCORI Funded: Ketamine vs. ECT

- 400 pts. superiority favoring Ketamine P=.007 (superiority is post-hoc)
- Significant memory loss in ECT vs. none with Ketamine (-9.7 vs. -0.9; P<.0001)
- 6 month relapse ECT 56.3 vs. Ketamine 34.5 (P<.0001)

© NRx 2025 - All rights reserved | 13

In addition to the experimental data shown above, the Company will be presenting Real World Data from two sources that capture medical record information from approximately 70,000 and 1,200 patients, respectively. An example drawn from the first 20,000 such patients examined is depicted below and suggests that the effect of ketamine seen in Real World Data are consistent with the results observed in randomized clinical trials. Unlike the randomized trials that compared ketamine to placebo and active comparator, the Real World Data also compares intravenous ketamine to intranasal SPRAVATO® with favorable findings.

20,000 patients of Confirmatory Real World Data

Ketamine vs. Spravato:

- Patients treated with ketamine required significantly fewer doses over 180 days
- Patients treated with ketamine demonstrated significantly lower depression scores (PHQ-9 scale) over 180 days of treatment

Number of treatments
16
14
12
10
8
6
4
2
0
30
60
90
120
150
180
Days from first treatment
Prop. patients with PHQ-9
1
0.75
0.50
0.25
0
−90
−45
0
45
90
135
180
Days since first treatment
PHQ-9 Score
20
17.5
15
12.5
10
7.5
−90
−45
0
45
90
135
180
Days since first treatment
esketamine
ketamine

Data presented by Osmind, Inc., from medical records of more than 20,000 initial patients treated with IV Ketamine or nasal S-ketamine (ASCP June 2024)

https://www.osmind.org/blog/esketamine-and-iv-ketamine-for-major-depression

© Hope 2025 - All rights reserved | 14

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

NRX-101: Original indication in Bipolar Depression

Clinical progress related to NRX-101 is documented in recently-filed forms 10-K and 10-Q. During Q2 2025 and in subsequent events, management has focused on preparing the New Drug Application of NRX-101, submitting more than 80,000 pages of manufacturing, non-clinical, and clinical material in July 2025. Breakthrough Therapy Designation was awarded to NRX-101 by the FDA in 2018.

As noted previously, NRX-101 demonstrated a statistically-significant benefit in reduction of suicidality and reduction of akathisia in a randomized, well-controlled trial against lurasidone. These findings confirm the initial results reported in the Company’s STABIL-B trial. The Company anticipates filing an NDA for Accelerated Approval of NRX-101 for treatment of “Suicidal Bipolar Depression in patients with Akathisia and Active Suicidal Ideation despite standard of care therapy.” NRX-101 is the only oral medicine that has ever been demonstrated in two randomized trials to reduce active suicidality and akathisia, to the Company’s knowledge. The Company is in active discussion with an academic medical center that has already demonstrated leadership in the successful phase 2 trial to conduct the confirmatory research required post Accelerated Approval under an already-funded national multicenter trial. The Company is currently applying for a PDUFA fee waiver from the FDA on the grounds of overwhelming public health need.

NRX-101: New indication in augmenting the effects of Transcranial Magnetic Stimulation (TMS).

In the third quarter, the Company identified a promising new indication for NRX-101 that potentially offers rapid path to commercialization for this Breakthrough Therapy-designated drug. Recent evidence suggests that NRX-101 may confer a significant added advantage to the clinical results of Transcranial Magnetic Stimulation.2 Cole and colleagues reported that patients randomized to DCS vs. Placebo concurrent with TMS using a standard protocol experienced a greater than two-fold benefit in terms of reduction in symptoms of depression. Clinical response of 75% and remission of 40% was seen in the DCS-treated group.

A substantial body of nonclinical literature has been published in subsequent years demonstrating that DCS at low doses exerts a neuroplasticity effect and causes dendritic sprouting in areas of the brain associated with depression.

On November 4, 2025, Real World Data were presented in conjunction with use of the Ampa TMS device and a one day TMS protocol, combined with a single administration of oral DCS.3 The authors reported 87% clinical response and 72% remission manifesting at 6 weeks after a single day of treatment on the Hamilton Depression Rating Scale with similar findings on other standard test measures.

2 Cole J, et.al. Efficacy of Adjunctive D-Cycloserine to Intermittent Theta-Burst Stimulation for Major Depressive Disorder: A Randomized Clinical Trial. JAMA Psychiatry. 2022;79(12):1153–1161. doi:10.1001/jamapsychiatry.2022.3255

3 Vaughn, Donald & Marino, Brooke & Engelbertson, Alex & Dojnov, Aleksandra & Weiss, Nick & Vila-Rodriguez, Fidel & Nanos, Georgine & Downar, Jonathan. (2024). Real-world effectiveness of a single-day regimen for transcranial magnetic stimulation using Optimized, Neuroplastogen-Enhanced techniques in Depression (ONE-D). 10.21203/rs.3.rs-5679327/v1.

Although the above studies were conducted with DCS alone, the Seromycin® (D-cycloserine) label lists a clear contra-indication for the use of DCS in patients with depression. That contraindication was part of the basis for the agreement between NRx and the FDA to combine DCS and lurasidone into NRX-101 and the FDA’s decision to assign an indication for NRX-101 together with Breakthrough Therapy Designation in the treatment of Bipolar Depression. The Company has now filed with the FDA to expand the Breakthrough Therapy indication to the treatment of Treatment-resistant Depression.

Based on the above findings, NRX-101 containing comparable doses of D-cycloserine is now being offered to physicians treating with TMS who are willing to provide NRx with outcomes data. The Company is now planning a phase 3 registration trial for the use of NRX-101 vs. placebo in conjunction with Theta-burst TMS. Based on the rapid adoption of accelerated TMS and the dramatic results seen, we estimate that between 1 and 3 million Americans will receive TMS for depression annually. The Company holds numerous composition of matter and method patents on the use of NRX-101 that have the potential to create a substantial period of market exclusivity should the drug be approved.

HOPE Therapeutics: Operating Progress

In the last month of the quarter, NRx consummated, through its HOPE subsidiary, its first clinic acquisition (Dura) leading to its first revenue from operations. Note that the revenue shown on the financial statement represents only three weeks of clinical revenue and that revenues are expected to grow as more clinical footprint is acquired. In October 2025, the NRx, through its HOPE subsidiary, completed the acquisition of a minority interest in Cohen.

Subsequent to the quarter, NRx became the first clinical entity to partner with Ampa Health in the State of Florida and one of the first nationwide. The Ampa device is unique because of the results demonstrated with the ONE-D protocol and the dramatic rate of clinical response (87%) and remission (72%) seen when this TMS device is combined with the key ingredient of NRX-101. The Company is in active acquisition mode and is also establishing partnerships with TMS providers that could enable HOPE to enter into a Medical Services Organization (MSO) structure with partner entities.

In October 2018, the Company was the only commercial entity invited to participate in the national Stop Suisilence weekend at the US Army Museum at Fort Belvoir, VA. HOPE’s CEO presented opposite active duty and retired members of the US military including numerous flag officers and the Senior Advisor to the Secretary of Veterans Affairs. HOPE has active contracts to provide care to Veterans through the Veterans Health Administration and to Active Duty and Retired military personnel through TRICARE. Reimbursement is provided for approved drugs and therapies including SPRAVATO and TMS, together with administration of intravenous ketamine, which remains an off-label use, pending approval of NRX-100.

Financial Results

Since inception, the Company has incurred significant operating losses. For the three months ended September 30, 2025 and 2024, the Company’s net loss was $5.9 million and $1.6 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s net loss was $29.0 million and $16.1 million, respectively. As of September 30, 2025, the Company had an accumulated deficit of $307.3 million, a stockholders’ deficit of $25.8 million and a working capital deficit of $28.7 million.

Going Concern

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations. The Company plans to pursue additional equity or debt financing or refinancing opportunities to fund ongoing clinical activities, to meet obligations under its current debt arrangements and for the general corporate purposes of the Company. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures, or other agreements. The sale of equity could result in additional dilution to the Company’s existing stockholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on its working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one of the Company’s product candidates.

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

Components of Results of Operations

Revenues

The Company recognizes patient service revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized as performance obligations are satisfied, which occurs over time as patients simultaneously receive and consume the benefits of the services provided. Each treatment or visit generally represents a separate contract.

Procedural services, such as ketamine infusions, esketamine administration, TMS sessions, and SGB/epidural procedures, are recognized at the point in time when services are rendered.

For the three and nine months ended September 30, 2025, the Company recorded total revenue of approximately $0.2 million, which was solely attributable to patient services provided by Dura following its acquisition on September 8, 2025. Prior to the acquisition, the Company did not generate revenue as it was in the development stage and primarily focused on corporate formation, financing, and acquisition-related activities.

The initial post-acquisition revenue reflects only a partial period of operations and therefore is not indicative of the Company’s expected ongoing revenue levels. Management anticipates that revenue will increase in subsequent periods as Dura’s operations are fully integrated and additional clinical capacity, patient volume, and service lines are expanded under the Company’s ownership.

Operating Expense

Cost of patient services

Cost of patient services consists primarily of direct expenses associated with providing healthcare services, including salaries and benefits for clinical personnel, medical supplies, pharmaceuticals, and other costs directly attributable to patient care. These costs are expensed as incurred.

For the three and nine months ended September 30, 2025, cost of patient services related solely to operations of Dura following its acquisition on September 8, 2025. Given the limited period of post-acquisition operations, current cost levels are not representative of the Company’s expected ongoing operating costs. Management anticipates that cost of patient services will increase in proportion with the expected growth in patient volumes and expansion of clinical activities in future periods.

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

Settlement (income) expense

Settlement (income) expense during the three and nine months ended September 30, 2025, consists of amounts related to the resolution of legal claims and income recognized from the reduction of previously accrued settlement liabilities, as certain matters were settled for less than originally estimated.

Results of operations for the three months ended September 30, 2025 and 2024

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Three months ended September 30,		Change
	2025	2024	Dollars
	(Unaudited)
Net patient service revenue	$242	$—	$242

Operating expense:
Cost of patient services	$97	$—	$97
Research and development	1,429	611	818
Selling, general and administrative	2,808	2,409	399
Depreciation and amortization	26	2	24
Settlement (income) expense	(94)	—	(94)
Total operating expense	4,266	3,022	1,244
Loss from operations	$(4,024)	$(3,022)	$(1,002)

Other expense (income):
Interest income	$(2)	$(6)	$4
Interest expense	—	—	—
Change in fair value of convertible note payable	1,502	(1,355)	2,857
Change in fair value of warrant liabilities	4,963	(165)	5,128
Loss on issuance of Registered Direct Offering	—	—	—
Loss on Consideration Shares and Warrants	—	—	—
Convertible note default penalty	—	—	—
Loss on convertible note conversions	772	127	645
Gain on exercise of warrants	(5,369)	—	(5,369)
Total other expense	1,866	(1,399)	3,265
Loss before tax	(5,890)	(1,623)	(4,267)
Net loss	$(5,890)	$(1,623)	$(4,267)

Net patient service revenue

For the three months ended September 30, 2025, the Company recorded $0.2 million in net patient service revenues from the clinical services provided by Dura following the acquisition dated September 8, 2025. The Company did not record revenues for the three months ended September 30, 2024.

Operating expense

Cost of patient services

For the three months ended September 30, 2025, the Company recorded $0.1 million in costs of patient services, as compared to $0 incurred during the three months ended September 30, 2024. This increase can be attributed to the acquisition of Dura on September 8, 2025.

Research and development expense

For the three months ended September 30, 2025, the Company recorded $1.4 million of research and development expense, as compared to approximately $0.6 million for the three months ended September 30, 2024. The increase of $0.8 million is related primarily due to a $0.4 million increase in clinical trials and development and a $0.3 million increase in regulatory and process development consulting costs. The research and development expense for each of the three months ended September 30, 2025 and 2024, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the three months ended September 30, 2025, the Company recorded $2.8 million of general and administrative expense, as compared to approximately $2.4 million for the three months ended September 30, 2024. The increase of $0.5 million is related primarily to an increase of $0.9 million in employee expenses and $0.1 in legal and professional expenses, partially offset by a decrease of $0.4 million in consulting costs and $0.2 million in insurance costs. General and administrative expense includes less than $0.1 million of non-cash stock-based compensation for both of the three months ended September 30, 2025 and 2024.

Settlement (income) expense

For the three months ended September 30, 2025, the Company recognized settlement income of approximately $0.1 million resulting from the adjustment of previously accrued settlement amounts, as certain legal matters were settled for less than initially accrued. The Company did not incur any settlement income or expense during the three months ended September 30, 2024.

Depreciation and amortization

Depreciation and amortization expense increased to $26 for the nine months ended September 30, 2025, compared to $2 for the same period in 2024, primarily due to the recognition of depreciation and amortization on property and equipment and intangible assets acquired in the Dura acquisition completed in September 2025.

Other expense (income)

Interest income

For the three months ended September 30, 2025, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the three months ended September 30, 2024.

Change in fair value of convertible notes payable

For three months ended September 30, 2025, the Company recorded a loss of $1.5 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the three months ended September 30, 2024, the Company recorded a gain of $1.4 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the three months ended September 30, 2025, the Company recorded a loss of $5.0 million related to the change in fair value of the warrant liabilities, as compared to a gain of $0.2 million for the three months ended September 30, 2024. The increase in loss during the three months ended September 30, 2025 was attributed to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes, additional shares of Anson Warrants issued as a result anti-dilutive provision, as well as increase in the Company’s stock prices.

Loss on convertible note conversions

For the three months ended September 30, 2025, the Company recorded a loss of $0.8 million related to convertible note conversion, as compared to a loss of $0.1 million during the three months ended September 30, 2024. These conversions were calculated as the difference between the conversion price per the terms of the Anson first tranche senior secured convertible notes agreements relative to the fair value of the Common Stock on the date of conversion as described further under footnote 10 to the accompanying unaudited condensed consolidated financial statements.

Gain on exercise of warrants

For the three months ended September 30, 2025, the Company recorded a $5.4 million gain on the exercise of warrants. This results from the settlement of the warrant liability for exercised warrants (see Note 12).

Results of operations for the nine months ended September 30, 2025 and 2024

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	Nine months ended September 30,		Change
	2025	2024	Dollars
	(Unaudited)
Net patient service revenue	$242	$—	$242

Operating expense:
Cost of patient services	$97	$—	$97
Research and development	3,219	5,163	(1,944)
Selling, general and administrative	8,492	10,903	(2,411)
Depreciation and amortization	28	4	24
Settlement (income) expense	6	—	6
Total operating expense	11,842	16,070	(4,228)
Loss from operations	$(11,600)	$(16,070)	$4,470

Other expense (income):
Interest income	$(8)	$(40)	$32
Interest expense	—	230	(230)
Change in fair value of convertible note payable	8,032	(1,014)	9,046
Change in fair value of warrant liabilities	8,481	(174)	8,655
Loss on issuance of Registered Direct Offering	730	—	730
Loss on Consideration Shares and Warrants	1,277	—	1,277
Convertible note default penalty	—	849	(849)
Loss on convertible note conversions	4,239	127	4,112
Gain on exercise of warrants	(5,369)	—	(5,369)
Total other expense	17,382	(22)	17,404
Loss before tax	(28,982)	(16,048)	(12,934)
Net loss	$(28,982)	$(16,048)	$(12,934)

Net patient service revenue

For the nine months ended September 30, 2025, the Company recorded $0.2 million in net patient service revenues from the clinical services provided by Dura following the acquisition dated September 8, 2025. The Company did not record revenues for the nine months ended September 30, 2024.

Operating expenses

Cost of patient services

For the nine months ended September 30, 2025, the Company recorded $0.1 million in costs of patient services, as compared to $0 incurred during the nine months ended September 30, 2024. This increase can be attributed to the acquisition of Dura completed on September 8, 2025.

Research and development expense

For the nine months ended September 30, 2025, the Company recorded $3.2 million of research and development expense, as compared to approximately $5.2 million for the nine months ended September 30, 2024. The decrease of $2.0 million is mainly related primarily due to the conclusion of the phase 2 study related to NRX-101 and the Company's cash conservation efforts, $0.3 million in clinical costs, $1.4 million in other regulatory and process development costs, and $0.3 million in regulatory and process consultants’ fees. The research and development expense for each of the nine months ended September 30, 2025 and 2024, respectively, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the nine months ended September 30, 2025, the Company recorded $8.5 million of general and administrative expense, as compared to approximately $10.9 million for the nine months ended September 30, 2024. The decrease of $2.4 million is primary related to a decrease of $2.5 million in consultant fees, $0.4 million in insurance expense and $0.4 million by other administrative expenses, offset by increase of $0.6 million in employee expenses and $0.3 million in legal expense. General and administrative expense includes $0.7 million and $0.3 million of non-cash stock-based compensation for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization

Depreciation and amortization expense increased to $28,000 for the nine months ended September 30, 2025, compared to $4,000 for the same period in 2024, primarily due to the recognition of depreciation and amortization on property and equipment and intangible assets acquired in the Dura acquisition completed in September 2025.

Settlement (income) expense

For the nine months ended September 30, 2025, the Company recognized settlement income of less than $0.1 million resulting from the adjustment of previously accrued settlement amounts, as certain legal matters were settled for less than initially accrued. The Company did not incur any settlement income or expense during the nine months ended September 30, 2024.

Other expense (income)

Interest income

For the nine months ended September 30, 2025, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the nine months ended September 30, 2024.

Interest expense

For the six months ended September 30, 2025, the Company recorded $0 of interest expense, as compared to $0.2 million of interest expense for the nine months ended September 30, 2024. The decrease of $0.2 million is due to premiums for cash payments on the convertible note for the nine months ended September 30, 2024. The interest expense on the convertible notes is embedded in the change in fair value of convertible notes payable, which are accounting for under the fair value option.

Convertible note default penalty

For the nine months ended September 30, 2025, the Company recorded no default penalty, as compared to $0.8 million of a default penalty for the nine months ended September 30, 2024. The decrease is due to alleged default in connection with the convertible note in 2024 and no such event of default during the nine months ended September 30, 2025.

Change in fair value of convertible notes payable

For nine months ended September 30, 2025, the Company recorded a loss of $8.0 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the nine months ended September 30, 2024, the Company recorded loss of $1.0 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the nine months ended September 30, 2025, the Company recorded a loss of $8.5 million related to the change in fair value of the warrant liabilities, as compared to a gain of $0.2 million for the nine months ended September 30, 2024. The increase in loss during the nine months ended September 30, 2025 was attributed to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes and the effects of the full ratchet antidilution trigger on the Anson Warrants in the third quarter of 2025, as well as increase in the Company’s fair value of its common shares.

Loss on issuance of Registered Direct Offering

For the nine months ended September 30, 2025, the Company recorded a loss of $0.7 million related to the issuance of the First Registered Direct Offering, as compared to $0 during the nine months ended September 30, 2024. As the fair value of the warrant liabilities issued in the Registered Direct Offering exceeded the net proceeds received of $3.3 million, the Company recognized the excess of the fair value over the net proceeds received of $3.26 million as a loss upon issuance of RD Shares of $0.7 million which is included in other expense (income) in the condensed consolidated statement of operations for the period ended September 30, 2025.

Loss on Considerations shares and warrants

For the nine months ended September 30, 2025, the Company recognized a $1.3 million loss related to the March 20, 2025 issuance of 303,819 Consideration Shares and 303,819 Consideration Warrants to Anson under the terms of CWA. This loss, totaling $1.3 million, was recorded within other expense in the condensed consolidated statement of operations.

Loss on convertible note conversion

For the nine months ended September 30, 2025, the Company recorded a loss of $4.2 million related to convertible note conversion, as compared to $0.1 million during the nine months ended September 30, 2024. These conversions were calculated as the difference between the conversion price per the terms of the Anson first tranche senior secured convertible note agreements relative to the fair value of the Common Stock on the date of conversion as described further under footnote 10 to the accompanying unaudited condensed consolidated financial statements.

Gain on exercise of warrants

For the nine months ended September 30, 2025, the Company recorded a $5.4 million gain on the exercise of Anson warrants, resulting from the settlement of warrant liabilities for exercised awarrants (See Note 12).

Liquidity and Capital Resources

The Company has generated minimal revenues, has incurred operating losses since inception, expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Until such time as the Company is able to establish a significant revenue stream from the sale of its therapeutic products, it is dependent upon obtaining necessary equity and/or debt financing to continue operations. The Company cannot make any assurances that sales of NRX-101 will commence in the near term or that additional financings will be available to it on acceptable terms or at all. This could negatively impact our business and operations and could also lead to the reduction of our operations.

At-The Market Offering Agreement

On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain at-the-market offering agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement under the Offering Agreement for an aggregate of $4.9 million (the “ATM Offering”). On August 14, 2024, the Company reduced the amount under the Offering Agreement to $0 and suspended the ATM Offering. On April 17, 2025, the Company reinstated the ATM Offering and filed a prospectus supplement under the Offering Agreement for an aggregate of $20 million.

Through September 30, 2025, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $6.1 million, with $4.7 million of net aggregate net cash proceeds received during the nine months ending September 30, 2025.

Cash Flow

The following table presents selected financial information and statistics for each of the periods shown below:

	September 30, 2025	December 31, 2024
Balance Sheet Data:
Cash	$7,184	$1,443
Total assets	14,996	3,651
Convertible notes payable and accrued interest	9,909	6,257
Total liabilities	40,751	26,874
Total stockholders' deficit	(25,755)	(23,223)

	Nine months ended September 30,
	2025	2024
	(Unaudited)
Statement of Cash Flow Data:
Net cash used in operating activities	$(10,399)	$(8,539)
Net cash used in investing activities	(2,561)	—
Net cash provided by financing activities	18,701	5,590
Net increase (decrease) in cash	$5,741	$(2,949)

Operating Activities

During the nine months ended September 30, 2025, operating activities used approximately $10.4 million of cash, primarily resulting from a net loss of $29.0 million partially offset by net non-cash losses of $17.9 million, including $8.0 million in change in fair value of convertible promissory notes, $0.7 million of stock-based compensation and Common Stock issued in exchange for services, $4.2 million loss in convertible note conversion, $1.3 million of loss on Consideration Shares and Warrants, $0.4 million in debt issuance costs, $0.7 million in loss on issuance of Register Direct offering, $8.5 million loss in change in fair value of warrant liabilities, $5.4 million in gain on exercise of warrants, and changes in operating assets and liabilities of less than $0.1 million.

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

Investing Activities

Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2025, compared to no cash used in investing activities during the comparable period in 2024. The outflows in the current period were primarily related to the cash consideration paid in connection with the acquisition of Dura, net of cash acquired. The Company did not incur any significant capital expenditure during either period.

Financing Activities

During the nine months ended September 30, 2025, financing activities provided $18.7 million of cash resulting from $9.4 million in proceeds from issuance of Common Stock and warrants related to the RD Offering and $5.0 million in proceeds from the Anson Notes, $4.8 million in proceeds from issuance of Common Stock in connection with ATM offering, offset by $0.4 million in repayments of and by $0.2 million of proceeds from insurance notes, and $0.2 million in debt issuance costs due to the fair value election on Anson Notes.

During the nine months ended September 30, 2024, financing activities provided $5.6 million of cash resulting from $1.0 million in proceeds from issuance of Common Stock and warrants issued in a private placement, $4.9 million in proceeds from issuance of Common Stock and warrants, $2.9 million in proceeds from the Anson Notes, and $2.1 million from warrant proceeds offset by $4.8 million in repayments of the convertible notes.

Contractual Obligations and Commitments

See Note 10, Debt, and Note 11, Commitments and Contingencies, of the notes to the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2025 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

Dura Acquisition

Under Dura Definitive Purchase Agreement, The Company may be required to pay up to $3.0 million in contingent earn-out payments based on EBITDA performance during the first three years following Closing. Payments are subject to the Seller’s continued employment and are prorated based on actual results achieved. The purchase price is also subject to customary post-closing adjustments for working capital, cash, and indebtedness.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transactions. The Company has no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires NRx to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, NRx evaluates its estimates and judgments on an ongoing basis. The most critical estimates relate to stock-based compensation, the valuation of warrants, and the valuation of convertible notes payable. NRx bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our Common Stock and assumptions we make for the volatility of our Common Stock, the expected term of our stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards, and our expected dividend yield. Therefore, we estimate our expected volatility based on the implied volatility of publicly traded warrants on our Common Stock and historical volatility of a set of our publicly traded peer companies. We estimate the expected term of our options using the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on Common Stock and do not expect to pay any cash dividends in the foreseeable future.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants, Anson Warrants, Consideration Warrants, and Anson Registered Direct Offering Warrants were estimated using a Black-Scholes valuation approach and the fair value of the Substitute Warrants was estimated using a modified Black Scholes valuation approach which applies a probability factor based on the earnout cash milestone and earnout shares milestone probabilities of achievement at each reporting period.

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

Purchase Price Allocation

We account for business combinations in accordance with ASC Topic 805 Business Combinations, which requires that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date and that the excess of consideration transferred over the fair value of net identifiable assets be recorded as goodwill.

The allocation of the purchase price to tangible assets (clinic equipment, leasehold improvements) and identifiable intangible assets (e.g., contracts, clinic trade names) and liabilities assumed (e.g., assumed leases, employee benefit obligations) is based on management’s estimate of fair value as of the acquisition date. This allocation process is considered a critical accounting estimate due to the significant judgments and assumptions inherent in determining the estimated fair values, including the selection of valuation methods (e.g., relief from royalty, multi-period excess earnings, replacement cost), discount rates, expected future cash flows, attrition rates, and useful lives of intangible assets. For the Dura acquisition, the estimated useful lives of acquired intangible assets ranged from 3 to 8 years, and discount rates applied ranged from 12% to 15%. Subsequent adjustments, within the one-year measurement period, may be made as additional information becomes available regarding facts and circumstances that existed at the acquisition date.

Goodwill

Goodwill recorded in connection with Dura acquisitions is attributable to the assembled workforce, anticipated growth in the Florida region, and synergies expected from integrating the clinics into our existing operations. Goodwill is not amortized but is subject to annual impairment testing and more frequently if indicators of impairment exist. We test goodwill for impairment for its reporting units on an annual basis, or when events occur, or when circumstances indicate the fair value of a reporting unit is below its carrying value.

We perform our annual goodwill impairment assessment on December 31st of each year or as impairment indicators dictate.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology using an appropriate valuation method.

We compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is recognized as the amount by which the carrying amount exceeds the fair value.

When required, we may arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of September 30, 2025 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of nearly all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. See Note 11, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 (“Note 11”) included elsewhere in this report for further discussion of certain legal proceedings in which we are involved. Other than as set forth below and/or in Note 11, there are no additional pending or threatened legal proceedings at this time.

On May 9, 2025, Hope Therapeutics, Inc. entered into an Asset Purchase and Contribution Agreement (the “Kadima Purchase Agreement”), with HTX Management Company, LLC, Kadima Neuropsychiatry Institute, Medical Corp., Kadima Holdings, Inc., and David Feifel, M.D., PH.D. (collectively, “Kadima”), pursuant to which the Company agreed to purchase, and Kadima agreed to sell, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Acquisition”). As of the date of this Report, the parties have not closed the Acquisition and the matter has entered arbitration. At this stage of the arbitration, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Item 1A. Risk Factors

We have disclosed the risk factors that materially affect our business, financial condition or results of operations under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025 (the “2024 Form 10-K”). Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2024 Form 10-K.

There is no assurance that the anticipated acquisition of Kadima (as defined below) will be completed or that the Company will realize the anticipated benefits from the acquisition.

On May 9, 2025, HOPE entered into an Asset Purchase and Contribution Agreement (the “Kadima Purchase Agreement”), with HTX Management Company, LLC, Kadima Neuropsychiatry Institute, Medical Corp., Kadima Holdings, Inc., and David Feifel, M.D., PH.D. (collectively, “Kadima”), pursuant to which the Company agreed to purchase, and Kadima agreed to sell, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Kadima Acquisition”). As of the date of this Quarterly Report on Form 10-Q, the parties have not closed the Kadima Acquisition and the matter has entered arbitration. At this stage of the arbitration, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition. Even if the transactions contemplated by the Kadima Purchase Agreement are completed, the acquisition of the assets being purchased thereunder may not materialize into revenue and generate the financial and strategic benefits the Company expected. The failure to close the Kadima Acquisition would negatively impact the Company’s revenues and return on investment. In addition, should the Kadima Acquisition be consummated, the Company may face operational challenges and unforeseen liabilities that may negatively impact its business.

The Company may not realize the anticipated benefits from its acquisition of Dura and Cohen, which could adversely affect stockholder value.

The Company recently completed the acquisition of Dura and Cohen. However, there can be no assurance that the Company will be able to successfully integrate Dura’s and Cohen’s operations, personnel, or technologies into its business in a timely or cost-effective manner, or at all. The anticipated benefits of these acquisitions, including expected revenue growth, operational synergies, and enhanced market opportunities, may not be achieved to the extent expected, or may take longer than anticipated to realize. In addition, unforeseen liabilities, increased expenses, operational challenges, or the diversion of management’s attention could negatively impact the Company’s business following the acquisition. If the Company is unable to achieve the intended strategic or financial benefits of these acquisitions, the Company’s business, financial condition, results of operations, and stockholder value could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended September 30, 2025, that were not previously reported.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities occurred during the three months ended September 30, 2025, that were not previously reported.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended September 30, 2025.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

NRX PHARMACEUTICALS, INC.

Date: November 14, 2025	By:	/s/ Jonathan Javitt
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)