Form 10-K
period 2025-12-31
NRX Pharmaceuticals, Inc.
filed 2026-03-23
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2025, was $57.4 million.

As of March 23, 2026, the registrant had 33,067,630 shares of common stock, par value $0.001 per share (the “Common Stock”), outstanding.

Annual Report on Form 10-K

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

Unless the context requires otherwise, references in this annual report to “NRx,” “Company,” “we,” “us,” and “our” and similar designations refer to NRx Pharmaceuticals, Inc. and its subsidiaries.

Item 1. Business

Summary

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (NeuroRx), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (PTSD) and schizophrenia. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (HOPE), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (TMS), digital therapeutics, and hyperbaric therapy. All of our current drug development activities are focused on drugs that enhance neuroplasticity by modulating the N-methyl-D-aspartate (NMDA) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine (KETAFREE™), and NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone. KETAFREE™, NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (FDA) approval as follows:

1.	An Abbreviated New Drug Application (ANDA) for KETAFREE™ was filed, with priority review requested in September 2025. The FDA approved the suitability of NRx’s proposed strength. On November 6, 2025, the Company received a communication from the FDA in which no significant deficiencies were identified in the revised filing. On March 15, 2026 the Company received FDA’s preliminary determination of no deficiency in the bioequivalence of KETAFREE™ to KETALAR®, the Reference Listed Drug. These communications are consistent with the Company’s plan to initiate commercial sales of KETAFREE™ with FDA approval in Q3 2026. The Company has additionally submitted a citizen petition seeking to have benzethonium chloride, a toxic preservative, removed from all commercial presentations of ketamine. The Company has completed all required manufacturing steps, including the manufacture of three reference batches of KETAFREE™ and has demonstrated room temperature shelf stability that is anticipated to support a three-year room temperature shelf life at the time of launch. KETAFREE™, if approved, would inherit the same label as the Reference Listed Drug. The current generic market for ketamine exceeds $750 million per year.

2.

A New Drug Application (NDA) for NRX-100, originally initiated during the fourth quarter of 2024, is in the process of completion and is expected to be filed in Q2 2026. This follows award of Fast Track Designation (FTD) by the FDA for the Company’s expanded indication of “Treatment of Suicidal Ideation in Depression, including Bipolar Depression.” A key element of the Company’s Prescription Drug User Fee Act (PDUFA) strategy has focused on obtaining data to confirm the ketamine efficacy seen in clinical trials conducted under governmental auspices in the US and France. In Q3 2025, the FDA published new guidance that – for the first time – enabled sponsors to submit Real World Evidence (RWE) of efficacy without patient-identifiable information. Accordingly, the Company contracted with Osmind, Inc. to analyze and submit RWE drawn from 65,000 patients treated for depression with intravenous ketamine compared to 6,000 patients treated with intranasal S-ketamine. An interim analysis drawn from the first 20,000 patients suggests that IV ketamine may have a more rapid onset of action and larger magnitude of effect than nasal S-ketamine. The Company and Osmind met with the FDA to secure FDA’s agreement to review both the existing clinical trials and the RWE. FDA agreed to work with the Company in this manner and suggested an expanded clinical indication to encompass patients with severe depression, including bipolar depression, who may have suicidal ideation. The Company has completed all required manufacturing steps, including the manufacture of three registration batches, and demonstrated room temperature shelf stability to support a three-year room-temperature shelf life. The current market for ketamine as labeled for the treatment of depression is served only by a nasal preparation of S-ketamine (SPRAVATO®) that has current estimated sales of approximately $2 billion per year.

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

4)

In the third quarter of 2025, the Company was made aware of dramatic findings suggesting that low-dose D-cycloserine (the key ingredient in NRX-101) may increase the antidepressant and antisuicidal effects of TMS by more than two-fold, as demonstrated in a randomized controlled trial and subsequently confirmed with real world experience and mechanistic studies. Accordingly, the Company has filed a protocol with the FDA to test the use of low-dose NRX-101 in conjunction with the one-day TMS protocol (ONE-D). Should this study demonstrate safety and efficacy, it could represent a dramatic expansion of the market for NRX-101 and have the potential to offer patients a rapid remission from severe depression and PTSD with a single day of treatment. Millions of Americans are expected to be treated with TMS in coming years. Success in this planned clinical trial would lead to a potential 2027 PDUFA date for this previously unanticipated indication.

In March 2026, the Company received IND comments from FDA which were related to various aspects of statistical design and ascertainment of study endpoints, but which accepted the clinical aspects of the study design. Accordingly, the Company anticipates initiating the clinical trial in Q2 2026. The Company currently anticipates non-dilutive funding to support this phase 2b/3 trial from a government agency that has provided a preliminary financial commitment, subject to finalization of the study budget.

In February 2024, NRx incorporated HOPE Therapeutics, with the intent of developing a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as Transcranial Magnetic Stimulation (TMS), hyperbaric therapy, digital therapeutics, and medication management. During 2025, the Company developed the operating model for HOPE and made initial clinic acquisitions with funding from the B-Group (Dallas, TX). HOPE generated its first clinical revenue in Q4 2025 and currently operates in five locations in Florida with the expectation of operating in eight or more locations by the end of Q2 2026.

On December 2, 2024, HOPE formed HTX Management Company, LLC, a wholly owned subsidiary organized as a Delaware limited liability company, for the purpose of supporting future operations associated with any acquired businesses.

On September 8, 2025, HOPE became a revenue-generating clinical enterprise through its completion of the previously announced acquisition of Dura Medical, LLC (Dura), a Florida limited liability company, and a revenue-generating clinical organization with locations in Naples and Ft. Myers, Florida. Founded in 2018, Dura offers precision-based interventional psychiatry services, including ketamine infusion therapy, TMS, Spravato®, stellate ganglion blocks, and psychotherapy.

On October 17, 2025, the Company completed the previously announced addition of Cohen and Associates, based in Sarasota, FL, to the HOPE Network with a strategic minority investment, which expanded HOPE’s footprint on the West Coast of Florida, and related appointment of Dr. Rebecca Cohen as HOPE’s Medical Director. On November 10, 2025, HOPE announced completion of clinical training on the Ampa Health TMS device and initiation of the ONE-D protocol at its Florida locations. The ONE-D protocol has been reported in the peer-reviewed literature to achieve 87% response and 72% remission from severe depression at 6 weeks following a single day of TMS treatment, combined with D-cycloserine. HOPE is the first clinical enterprise to offer this one-day treatment protocol in Florida and one of the first to offer this therapy nationwide.

In the process of this evolution, HOPE made the scientific decision to focus on delivery of focused TMS with neuro-navigation techniques that are guided by brain imaging. The Company believes that this is the approach that will best enable future therapies for PTSD, Traumatic Brain Injury (TBI), Autism, and Alzheimer’s, in addition to the current treatment of depression, particularly when enhanced by D-cycloserine based drugs.

In February 2026, HOPE announced the appointment of Professor Joshua Brown, MD, PhD, of Harvard/Mclean to serve as its Chief Medical Innovation Officer, alongside Rebecca Cohen, MD, who serves as HOPE’s Medical Director. Dr. Brown is currently funded by the US National Institutes of Health and the Department of War Defense Advanced Research Projects Agency (DARPA) for projects that advance the frontier of TMS, neuroplasticity, and the application of these techniques to Force Preparedness. The Company similarly signed a letter of intent to acquire an innovative treatment program that is currently demonstrating high rates of return to function among first-responders who are disabled by PTSD.

Throughout 2025 and in the subsequent period, key achievements by the Company in support of its overall mission to improve and save the lives of patients affected by central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder and schizophrenia include the following:

Drug Development

KETAFREE & NRX-100	●	Grant of Fast Track Designation for NRX-100 from the FDA for all indications and types of depression and related disorders based on its potential to satisfy an unmet medical need. This designation represents an approximately 10-fold expansion of the addressable market to 13 million Americans, compared to the original Fast Track Designation issued in 2017 for bipolar depression alone. The Designation letter contains a specific finding that NRX-100 addresses an “unmet medical need.” This is a specific qualifying requirement for the Commissioner’s National Priority Voucher Program (CNPV).
KETAFREE	●	Completion of three manufactured registration lots for KETAFREE™. Completion of manufacturing readiness audit at Nephron Pharmaceuticals, Inc., with no deficiencies identified. Stability data in hand sufficient to support three years of room temperature shelf life.
KETAFREE	●

Filing of Commissioner’s National Priority Voucher application for intravenous ketamine (NRX-100). Subsequently, the Company was invited to attend a closed-door listening session with the FDA Commissioner and senior staff.

KETAFREE & NRX-100	●	Submission of stability data for NRX-100 to the manufacturing data on file with FDA sufficient to support three years of room temperature shelf stability for NRX-100.
KETAFREE	●	Submission of draft labeling for NRX-100 in the treatment of suicidal depression based on the Fast Track Designation received.
KETAFREE	●

Completion of three manufactured registration batches. Submission of stability data for NRX-100 to the manufacturing data on file with FDA sufficient to support three years of room temperature shelf stability.

NRX-100	●	Initiation of Real World Evidence analysis project with Osmind, Inc, to provide RWE on 65,000 patients treated with intravenous ketamine for depression compared to 6,000 patients treated with intranasal S-ketamine.
NRX-100	●	Type C meeting with FDA to align on submission of existing clinical trials as Substantial Evidence of Effectiveness together with RWE as confirmatory evidence of effectiveness.
NRX-100	●	Receipt of filing fee waiver from the FDA for NRX-100.
NRX-100	●

Filing of module 3 manufacturing data to support a New Drug Application for NRX-101 in the treatment of patients with suicidal bipolar depression and akathisia despite treatment with already-approved medication.

HOPE Therapeutics

●	Completed acquisition of Dura Medical and subsequent acquisition of an interest in Cohen and Associates, LLC with first clinical revenue recorded during third quarter of 2025.
●	Establishment of HOPE clinics in Naples, FL, Fort Meyers, FL, West Palm Beach, FL and Sarasota, FL (2) with locations under development in Boston, MD, Denver, CO, and other locations.
●

Appointment of Prof. Joshua Brown, MD, PhD, as Chief Medical Innovation Officer and Rebecca Cohen, MD, as HOPE Medical Director. Prof. Brown is currently funded under DARPA Phase 2 contracts to adapt TMS to meet the needs of Force Preparedness

●	Partnership initiation with neurocare AG, (Munich and Atlanta, GA) with clinical collaboration and collaboration on NRX-101 as therapy to enhance effectiveness of TMS.
●	Partnership with EMOBOT, Inc. (Paris, France) to deploy continuous patient monitoring of depression, PTSD, and suicidality across HOPE’s clinical footprint to support accountable care initiatives.
●	Development partnership with neurosurgical robotics manufacturer to support development of military-focused TMS technology in support of force preparedness.
●

Appointment of study lead (currently in contracting) for Department of War-funded deployment of military-grade TMS initiative including NRX-101 neuroplastic augmentation, robotic TMS, and precision neuronavigation.

Recent Developments

Leadership

In November 2024, the Board of NRx Pharmaceuticals announced the retirement of Stephen Willard, JD as Chief Executive Officer of NRx and the appointment of Jonathan C. Javitt, MD, MPH, the Company’s Chairman of the Board as interim CEO. The Board appointed Michael Abrams, MBA as its Chief Financial Officer and Treasurer in place of Richard Narido. In January 2026, the Board of Directors confirmed Dr. Javitt as permanent CEO.

Financing

In May 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the offering agreement for an aggregate of $20,000,000. During the year ended December 31, 2025, the Company sold an aggregate of 2,277,177 shares of Common Stock for approximately $6.54 million, net of $0.2 million in offering costs. Pursuant to the Anson Purchase Agreement, on January 28, 2025, the Company issued $5.4 million of Third Tranche Anson Notes at an 8% original issue discount for total cash proceeds of approximately $5.0 million. On August 18, 2025, the Company entered into the Second RD Purchase Agreement with certain accredited investors for the sale of an aggregate of 3,959,999 shares of the Company’s Common Stock, at a purchase price of $1.65 per share. The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. On September 30, 2025, the 1,870,960 shares underlying Anson Warrants were exercised for cash proceeds of $3.09 million. Because the exercise proceeds were received subsequent to September 30, 2025, the Company recorded a subscription receivable asset of $3.09 million as of September 30, 2025. The exercise proceeds of $3.09 million were received on October 1, 2025.

Although no assurances can be given, management believes that it will be able to secure necessary financing to support and consummate both its previously announced acquisitions and potential future acquisition candidates, execute its business plan and achieve its projected revenue objectives.

Drug Development

NRX-100 – Preservative-Free Ketamine: NRX-100 and KETAFREE™

We have undertaken two paths to market for ketamine: a generic-approval path under an ANDA (KETAFREE™) to address the current generic market for ketamine and an innovative drug path under a New Drug Application (NDA) to develop ketamine for use in treating suicidal depression. The ANDA market is estimated at $750 million today and we anticipate entering this market in early to mid 2026. There is one ketamine-based drug currently marketed for treatment of depression and its manufacturer recently reported $1.6 billion in 2025 sales. With recent positive changes in the regulatory environment, we similarly anticipate entering the innovative market for ketamine in late 2026.

Our proprietary, preservative free formulation is the subject of a US patent filing that has potential to confer market exclusivity. In addition, we have filed a Citizen Petition with the FDA noting that the Benzethonium Chloride (BZT) preservative in ketamine is not GRAS and has not been demonstrated to be safe in the context of this product. Historically, BZT was added to ketamine to enable multidose use and multi-patient use from a single vial. Those uses are no longer common in US healthcare facilities. We have performed an extensive review of the toxicology literature around BZT and determined that the FDA no longer allows BZT to be used in hand cleansers and topical antiseptics. BZT is part of a class of quaternary amines that have been shown to be toxic to corneal and conjunctival cells. A related compound in this class, Benzalkonium Chloride, has been removed from many eyedrops because of this demonstrated toxicity. The toxicology review link suggests that while single dose administration of preserved ketamine is generally thought of as safe, the cumulative dose of BZT with repeated intravenous administration may approach a toxicologically-concerning exposure to this compound.

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

The first filing of the ANDA in June 2025 received a “Refuse to Receive” letter from the FDA primarily based on a difference in the concentration of a single inactive ingredient (sodium chloride) between the NRX-100 formulation and the reference formulation of KETALAR®. The Company met with leadership of the Office of Generic Drugs and agreed to adjust the sodium chloride concentration to within 5% of the reference product. The ANDA was refiled in September 2025, and the Company received a letter in November 2025 identifying only several minor administrative discrepancies, all of which have now been addressed without starting a new regulatory cycle. The Company is aware of no impediments to an acceptance of the ANDA package and anticipates regulatory action in the summer of 2026.

The KETAFREE™ ANDA was refiled in September 2025, and the Company received a letter in November 2025 with a notice that FDA had received the file and assigning a summer 2026 decision date under the Generic Drug User Fee Act (GDUFA). In March 2026, the company received a notice from the Bioequivalence Discipline Unit in the FDA Office of Generic Drugs identifying no bioequivalence deficiencies between KETAFREE™ and the Reference Listed Drug KETALAR®.

Our path to New Drug Approval of Ketamine for treatment of depression was substantially augmented on August 8, 2025 by award of an expanded Fast Track Designation (FTD) to NRX-100 by the FDA Division of Psychiatry Products. Originally, in 2017, the FDA awarded FTD to NRX-100 in association with NRX-101 for the treatment of suicidal bipolar depression. During 2025, the FDA gave a far broader Fast Track Designation to NRX-100, designating it for “Treatment of suicidal ideation in depression, including bipolar depression,” According to the US Centers for Disease Control (CDC), 3.6 million Americans contemplate suicide each year, with 1.5 million attempting suicide and an American dying of suicide every 11 minutes.

NRx previously guided that it intended to seek only accelerated approval of NRX-100. On February 11, 2026, the Company conducted a Type C meeting with FDA leadership, represented by the Deputy Director of the Center for Drug Evaluation and Research (CDER), the Director of the FDA Office of Neuroscience, and the Director of the FDA Division of Psychiatry Products. FDA guided the Company to seek full NDA approval, rather than accelerated approval for NRX-100. FDA further guided the Company to broaden the indication for NRX-100 to patients with severe depression (including bipolar depression) who may have suicidal ideation rather than the smaller population of those who have active suicidal ideation. FDA agreed to review patient-level data from already-completed clinical trials for Substantial Evidence of Efficacy and did not ask the Company to conduct additional clinical trials. FDA further agreed to review Real World Evidence developed in partnership with Osmind, Inc. as confirmatory evidence of efficacy.

NRx intends to seek accelerated approval of NRX-100. The data that have been licensed from the Government of France and Columbia University demonstrate that intravenous ketamine is superior to placebo and to active placebo in reducing suicidal ideation and depression within hours and has an effect duration of about a week. The PCORI-funded trial of ketamine versus ECT demonstrates non-inferiority to ECT on depression over a 6-month period Although PCORI demonstrated ketamine to be non-inferior in reducing depression, it was vastly superior with regard to safety, with 30% of those treated with ECT reporting memory loss compared to 0% of those treated with ketamine. The Company believes that these data together with additional already-conducted trials are sufficient for an FDA grant of initial market access subject to confirmatory data. However, longer term data are desirable for a drug that may ultimately be used in millions of patients each year. Additional detail regarding established ketamine efficacy data is noted below.

In addition to the experimental data shown above, the Company will be presenting Real World Data from two sources that capture medical record information from approximately 70,000 and 1,200 patients, respectively. An example drawn from the first 20,000 such patients examined is depicted below and suggests that the effect of ketamine seen in Real World Data is consistent with the results observed in randomized clinical trials. Unlike the randomized trials that compared ketamine to placebo and active comparator, the Real World Data also compares intravenous ketamine to intranasal SPRAVATO® with favorable findings.

Under the regular approval pathway, a Company is obligated to provide confirmatory data of safety and efficacy within five years, as would be required of accelerated approval. However, to further enhance the NRX-100 label in future years, NRx has contracted with the PCORI sponsors of a 450-person randomized non-inferiority trial of intravenous racemic ketamine compared to intranasal S-ketamine. The Company expects that NRX-100 will prove to be non-inferior to intranasal S-ketamine in reducing symptoms of depression and may prove superior in reducing symptoms of suicidality.

NRX-101: Original indication in Bipolar Depression

During the fiscal year 2025 and in subsequent events, management has focused on preparing the NDA of NRX-101, submitting more than 80,000 pages of manufacturing, non-clinical, and clinical material in July 2025. Breakthrough Therapy Designation was awarded to NRX-101 by the FDA in 2018.

As noted previously, NRX-101 demonstrated a statistically-significant benefit in reduction of suicidality and reduction of akathisia in a randomized, well-controlled trial against lurasidone. These findings confirm the initial results reported in the Company’s STABIL-B trial. The Company anticipates filing an NDA for Accelerated Approval of NRX-101 for treatment of “Suicidal Bipolar Depression in patients with Akathisia and Active Suicidal Ideation despite standard of care therapy.” NRX-101 is the only oral medicine that has ever been demonstrated in two randomized trials to reduce active suicidality and akathisia, to the Company’s knowledge. The Company is in active discussion with an academic medical center that has already demonstrated leadership in the successful phase 2 trial to conduct the confirmatory research required post Accelerated Approval under an already-funded national multicenter trial. The Company is currently seeking a second PDUFA fee waiver from the FDA on the grounds of overwhelming public health need.

NRX-101: New indication in augmenting the effects of Transcranial Magnetic Stimulation (TMS).

In the third quarter of 2025, the Company identified a promising new indication for NRX-101 that potentially offers rapid path to commercialization for this Breakthrough Therapy-designated drug. Recent evidence suggests that NRX-101 may confer a significant added advantage to the clinical results of Transcranial Magnetic Stimulation.2 Cole and colleagues reported that patients randomized to DCS versus placebo concurrent with TMS using a standard protocol experienced a greater than two-fold benefit in terms of reduction in symptoms of depression. Clinical response of 75% and remission of 40% was seen in the DCS-treated group.

A substantial body of nonclinical literature has been published in subsequent years demonstrating that DCS at low doses exerts a neuroplasticity effect and causes dendritic sprouting in areas of the brain associated with depression.

On November 4, 2025, Real World Data were presented in conjunction with a one day TMS protocol, combined with a single administration of oral DCS.3 The authors reported 87% clinical response and 72% remission manifesting at six weeks after a single day of treatment on the Hamilton Depression Rating Scale with similar findings on other standard test measures.

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

Based on the above findings, the Company is now planning a phase 3 registration trial for the use of NRX-101 versus placebo in conjunction with Theta-burst TMS. The trial is expected to be funded via non-dilutive funding from a governmental source. Based on the rapid adoption of accelerated TMS and the dramatic results seen, we estimate that between 1 and 3 million Americans will receive TMS for depression annually. The Company holds numerous compositions of matter and method patents on the use of NRX-101 that have the potential to create a substantial period of market exclusivity should the drug be approved.

HOPE Therapeutics: Operating Progress

In September 2025, NRx consummated, through its HOPE subsidiary, its first clinic acquisition (Dura) leading to its first revenue from operations. Note that the revenue shown on the financial statement represents only three weeks and one quarter of clinical revenue and that revenues are expected to grow as more clinical footprint is acquired. In October 2025, the NRx, through its HOPE subsidiary, completed the acquisition of a minority interest in Cohen & Associates.

During the fourth quarter of 2025, NRx became the first clinical entity to partner with Ampa Health in the State of Florida and one of the first nationwide. The Ampa device is unique because of the results demonstrated with the ONE-D protocol and the dramatic rate of clinical response (87%) and remission (72%) seen when this TMS device is combined with the key ingredient of NRX-101. The Company is in active acquisition mode and is also establishing partnerships with TMS providers that could enable HOPE to enter into a Medical Services Organization (MSO) structure with partner entities.

In addition to the Company-acquired clinics, HOPE has opened two clinical facilities in Florida that are finalizing clinical staffing and regulatory approval. The Company is in the process of establishing new clinical facilities in Boston, MA, and Denver, CO.

In January 2026, NRx announced a partnership with neurocare AG, the manufacturer of the Apollo TMS device, to combine efforts on developing clinical sites in the United States. The Companies aim to leverage the owned clinical facilities of the partners (5 HOPE and 14 neurocare) and the footprint of 400 installed Apollo TMS sites in the United States to offer an integrated network of sites offering neuroplastic therapy including ketamine and other neuroplastic drugs, TMS, Hyperbaric Therapy, and psychotherapy/medication management.

Human Capital

As of December 31, 2025, the Company had approximately 29 full-time employees.

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

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FFDCA) and its implementing regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate Federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions or other actions, such as the FDA’s delay in review of or refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold or study termination, issuance of Warning Letters or Untitled Letters, mandated modifications to promotional materials or issuance of corrective information, requests for product recalls, consent decrees, corporate integrity agreements, deferred prosecution agreements, product seizures or detentions, refusal to allow product import or export, total or partial suspension of or restriction of or imposition of other requirements relating to production or distribution, injunctions, fines, debarment from government contracts and refusal of future orders under existing contracts, exclusion from participation in federal and state healthcare programs, FDA debarment, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment.

The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;

●	submission to the FDA of an FDA Investigational New Drug (IND) application which must become effective before human clinical trials may begin;

●	approval by local or central IRBs who are charged with protecting safety of research subjects before each clinical trial may be initiated;

●

performance of human studies that meet the legal standard of “adequate and well-controlled clinical trials”, in accordance with Current Good Clinical Practices (cGCP) and other regulations in order to establish the safety and efficacy of the proposed drug product for each indication;

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

Implications for NRX-100/101

We have filed INDs and the FDA has accepted INDs 134025 and 129194 for NRX-100 and NRX-101 respectively. The FDA has advised us that no further preclinical studies are needed for submission of an NDA for NRX-100. The FDA has advised us, and we have agreed that a genotoxicity study and a non-clinical maternal/fetal study for potential fetal effects are required prior to filing of an NDA for NRX-101. Furthermore, drugs that are potentially used chronic or chronic/intermittently do need to show preclinical carcinogenicity studies. Based on our latest FDA interactions we may be required to do so, even if our initial target indication is for 6 weeks. However, FDA indicated that they would review our request for an exemption, which we intend to submit.

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to current Good Manufacturing Practices (cGMP) requirements. Investigational drugs and active pharmaceutical ingredients imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the U.S. is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FFDCA.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. A waiver from the application user fee may be sought by an applicant. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have a drug product that has been approved under a human drug application and introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first human drug application. Under the PDUFA guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA aims to review 90% of all standard review applications within ten months of acceptance for filing and six months of acceptance for filing for priority review applications.

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

The FDA may also require submission of a Risk Evaluation and Mitigation Strategies (REMS) program either during the application process or after the approval of the drug to ensure the benefits of the drug outweigh the risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk tracking and minimization tools.

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

Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications by the manufacturer and all of its subcontractors and contract manufacturers. Additionally, before approving an NDA, the FDA will inspect one or more clinical trial sites to ensure compliance with GCP regulations.

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent marketing approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and list drugs manufactured at their facilities with the FDA. These facilities are further subject to periodically announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other regulatory requirements. Changes to the manufacturing process are strictly regulated and may require prior approval by the FDA or notification to the FDA before or after being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act (PDMA), which, among other things, regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Moreover, the recently enacted Drug Quality and Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding drug products to individuals and entities to which product ownership is transferred, label drug products with a product identifier, and keep certain records regarding drug products. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products such that they would result in serious adverse health consequences or death, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created Federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. As discussed above, the Affordable Care Act amended the intent standard for certain of HIPAA’s healthcare fraud provisions such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of HIPAA’s fraud and abuse provisions may result in fines or imprisonment, as well as exclusion from participation in Federal healthcare programs, depending on the conduct in question. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

We may also be subject to data privacy and security regulation by both the U.S. Government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Penalties for violating HIPAA include civil penalties, criminal penalties and imprisonment. Among other things, HITECH, through its implementing regulations, makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in Federal courts to enforce the Federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing Federal civil actions.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Exclusivity and Approval of Competing Products

Hatch-Waxman Patent Exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

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

A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity period described above. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents.

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

European Union Drug Approval Process

To obtain marketing authorization of a drug in the European Union, we may submit marketing authorization applications (MAAs) either under the so-called centralized or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency (EMA) that is valid in all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

Available Information

The Company’s internet address is https://www.nrxpharma.com. The Company makes available, free of charge, on its website the copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (SEC).

The content of the Company’s website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document it files with the SEC, and any references to the Company’s website is intended to be inactive textual references only.

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. The risks described below are those which we believe are the material risks that we face. Additional risks not presently known to us or which we currently consider immaterial may also have an adverse effect on us. Any risk described below may have a material adverse impact on our business or financial condition. Some statements in this Annual Report on Form 10-K, including such statements in the following risk factors, constitute forward-looking statements. These forward-looking statements are based on our management's current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

The Company's business involves significant risks and uncertainties that make an investment in it speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect the Company's business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company's risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

•	Our operating results and financial condition may fluctuate from period to period.
•	We have a limited operating history upon which to base an investment decision.
•

We need to raise additional capital to operate our business. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and we may not be able to continue as a going concern.

•	NRX-101 is still Phase 2/3 in clinical testing.

•	We have not yet scaled manufacturing of our drug products to levels that are required for sustained sales.
•	The outcome of any current or future disputes, claims, arbitration and litigation could have a material adverse effect on our business, financial condition and results of operations.
•	If we fail to obtain or maintain FDA and other regulatory clearances for our products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.
•	Our products will face significant competition in the markets for such products, and if they are unable to compete successfully, our business will suffer.
•	Global economic, political and social conditions, armed conflicts and uncertainties in the market that we serve may adversely impact our business.
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

•	We may not be able to identify, audit, negotiate, finance or close future acquisitions.
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

•	With respect to clinical trials, discussions and guidance are not binding obligations on the part of regulatory authorities.
•	The results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.
•

Delays in the commencement or completion of pharmaceutical development, manufacturing or clinical efficacy and safety testing could result in increased costs to us and delay our ability to generate revenues.

•	We may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
•	Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval.
•

Additional delays to the completion of clinical studies may result from modifications being made to the protocol during the clinical trial, if such modifications are warranted and/or required by the occurrences in the given trial.

•	There can be no assurance that the data generated using modified protocols will be acceptable to regulators.
•	If an adverse event occurs during a clinical trial, the regulators or an IRB may delay (clinical hold) or terminate the trial, which could adversely affect our business and prospects.
•

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulation or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

•	Future government regulation may affect the commercialization of our product candidate.
•	There are limitations on the availability of controlled substances used in NRX-100 that may limit the availability of the active ingredients for this drug product.
•	If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
•	The use of controlled substances in our product candidates may generate controversy.
•	Some of our products for clinical trials may be manufactured outside the U.S.
•	We are reliant on third party manufacturers to produce controlled substances that conform to our specifications and the FDA’s strict regulatory requirements.
•	Our business relies on certain licensing rights that can be terminated in certain circumstances.
•	We may not succeed at in-licensing drug candidates or technologies to expand our product pipeline.
•	Our business depends upon securing and protecting critical intellectual property.
•	Our patent position is highly uncertain and involves complex legal and factual questions.
•

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful and could result in a finding that such patents are unenforceable or invalid.

•	We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
•	Our ability to protect and enforce our patents does not guarantee that we will secure the right to commercialize our patents.

•	We may not receive royalty or milestone revenue relating to our product candidates under our collaboration and future license agreements for several years, or at all.
•	We do not have direct control of third parties performing preclinical and clinical trials.
•

We have no manufacturing capabilities and depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

•	We must enter into agreements with, and depend upon, one or more partners to assist us in commercializing our product candidates.
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

•

The Charter and the Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

•	Our common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
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

If and when any of our product candidates are successfully commercialized, we anticipate that our operating results and financial condition will fluctuate from quarter-to-quarter and year-to-year due to a number of factors, many of which will not be within our control. Both our business and the pharmaceutical industry are changing and evolving rapidly, and our operating results in any given year may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our future operating results and financial condition may be due to a number of factors, including:

• our ability to manufacture our products in sufficient quantities with chemical manufacturing controls that meet governmental regulatory standards;

• the degree of acceptance and differentiation of our products and services in the broader healthcare industry;

• our ability to compete with competitors and new entrants into our markets;

• the products and services that we are able to sell during any period;

• the timing of our sales and distribution of our products to customers;

• the geographic distribution of our sales;

•changes in our pricing policies on those of our competitors, including our response to price competition;

•changes in the amount that we spend to research and develop new products or technologies;

•expenses and/or liabilities resulting from litigation;

• delays between our expenditures to research and develop new or enhanced products or technologies, the necessary regulatory approvals and the generation of revenue from those products or technologies;

• unforeseen liabilities or difficulties in integrating any businesses that we choose to acquire;

• disruptions to our information technology systems or our third-party contract manufacturers;

•general economic and industry conditions that affect customer demand;

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

We are a company focused on product development and have not generated any product revenues to date. Until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. We had cash and cash equivalents of approximately $7.8 million as of December 31, 2025. However, we will need to continue to seek capital from time to time to continue the development and potential commercialization of our product candidates, including any expansion of our clinical programs to facilitate a larger safety database for the use of NRX-101 as a chronic, or chronic-intermittent, treatment as advised by FDA in our recent Type B meeting, and to acquire and develop other product candidates. Accordingly, we believe that we will need to raise substantial additional capital to fund our continuing operations and the development and potential commercialization of our product candidates during calendar year 2026. We may raise capital through future share offerings, the issuance of debt instruments and grant monies. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred depression treatment. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

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

NRX-101 is in Phase 2b/3 of clinical testing with Breakthrough Therapy designation, a Biomarker Letter and a Special Protocol Agreement issued by the FDA on April 20, 2018. A Special Protocol Agreement is a mechanism by which the FDA indicates that the proposed clinical trial, if successful, will be adequate to support an application for drug approval. FDA approval requires that a drug candidate complete a Phase 2I study program, which tests the safety and efficacy of the drug candidate on a large sample of patients. We are conducting a new registrational study of NRX-101 for severe bipolar depression in patients with ASIB after initial stabilization with NRX-100 (ketamine). We are using newly-manufactured material that was manufactured using the expected commercial process. In addition, we have initiated a Phase 2 clinical study for bipolar depression with sub-acute suicidal ideation and behavior. This population is significantly larger than the Bipolar Depression population with ASIB, and does not require initial stabilization with NRX-100. On January 3, 2023, the Company announced that its first clinical trial site had been contracted for a Phase II/III clinical trial of NRX-101 for the treatment of Severe Bipolar Depression in patients with Acute Suicidal Ideation and Behavior, a potentially lethal condition that currently takes the lives of thousands of Americans each year. Because NRX-101 is a Breakthrough Therapy, we anticipate being able to file an NDA based upon a single, successful Phase 2I trial. While we cannot predict with any certainty if or when we might submit an NDA for regulatory approval of NRX-101, we aim to submit an NDA to the FDA on a rolling basis for the regulatory approval and commercialization of NRX-101 in the U.S. in 2025.

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

We believe that doctors and other physicians will not widely adopt our products unless they determine, based on experience, clinical data, and published peer reviewed journal articles, that the use of our products provides an effective alternative to other therapies and treatments. Patient studies or clinical experience may indicate that treatment with our products does not provide patients with sufficient benefits and/or improvement in quality of life. We believe that recommendations and support for the use of our products from medical societies and/or influential physicians will be essential for widespread market acceptance. Our products are still in the development stage and it is premature to attempt to gain support from physicians at this time. We can provide no assurance that such support will ever be obtained. If our products do not receive such support from these physicians and from long-term data, physicians may not use or continue to use, and hospitals may not purchase or continue to purchase our products.

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

Should we not obtain or fail to maintain patent protection on our products, we intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of our products in the U.S. The Hatch- Waxman Act provides marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the FFDCA for a product using an active ingredient that the FDA has not previously approved (i.e., five years) or for a new dosage form, route or indication (i.e., three years). This market exclusivity will not prevent the FDA from approving a competitor’s NDA if the competitor’s NDA is based on studies it has performed and not on our studies. However, there can be no assurance that we will obtain Hatch-Waxman exclusivity for our products or that such exclusivity, if obtained, will protect us from direct competition.

Similarly, in the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization, which, if obtained, would prevent generic applicants from relying on our preclinical and clinical trial data. However, there can be no assurance that European authorities will grant data exclusivity for our products. Even if European data exclusivity is granted for our products, that may not protect us from direct competition. A competitor with a generic version of our products may be able to obtain approval of their product during our product’s period of data exclusivity by submitting a MAA with a less than full package of nonclinical and clinical data.

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

For example, the possibility of trade disputes and tariffs between countries with whom we are engaged may impact the cost of raw materials, finished products or components used in our products and our ability to sell our products in various markets. In addition, the consequences of the ongoing conflicts around the world, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely affect our business and operations. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business.

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

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. We will need to hire additional qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the U.S., is intense, and we may not be able to hire sufficient personnel to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and workforce could adversely affect our ability to operate, grow and manage our business.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities; provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	report financial information or data accurately; or disclose unauthorized activities to us.

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

•

the FCPA, which prohibits, among other things, any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business;

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

•	HIPAA, as amended by HITECH, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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

Our operations as well as those of our collaborators on which we depend are vulnerable to damage or interruption from computer viruses, human error, natural disasters, wars, electrical and telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

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

We have previously announced our plan partially spin-off Hope as a separately traded company. A spin-off would be through a partial pro-rata distribution of shares to our common stockholders resulting in two distinct, publicly traded companies. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each of the resulting companies will be smaller and less diversified than the existing company, with a narrower business focus, and they may be more vulnerable to changing market conditions.

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

We will need to acquire additional financing to fund other potential acquisitions or strategic transactions (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenses and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies;
•	higher than expected acquisition and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expense;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be able to identify, audit, negotiate, finance or close future acquisitions.

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

Alternative technologies and products are being developed to treat depression and some may target suicidal bipolar depression and PTSD. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. Our competitors may market less expensive or more effective drugs that would compete with our drug candidates or reach market with competing drugs before we are able to reach market with our drug candidates. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures, or other collaborations.

Risks Related to Clinical and Regulatory Matters

If we fail to obtain the necessary regulatory approvals, or if such approvals are limited, we will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity, and novelty of the product candidate, and requires the expenditure of substantial resources for research and development. Our research and clinical approaches may not lead to drugs that regulators consider safe for humans and effective for indicated uses we are studying. Regulators may require additional studies, in which case we and any product collaborators would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during our regulatory review.

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

Even if our product candidates receive regulatory approval from regulators, they may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a black boxed warning. Regulators may also require us or our collaborators to commit to perform lengthy Phase IV post-approval clinical efficacy or safety studies, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms that could materially affect the potential market and profitability of the product. Our expending of additional resources on such trials or programs would have an adverse effect on our operating results and financial condition.

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
•

injunctions or the imposition of civil or criminal penalties, including imprisonment, disgorgement, and restitution, as well as consent decrees, corporate integrity agreements, deferred prosecution agreements and exclusion from federal healthcare programs.

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

We initiated a Phase 2b/3 clinical research program of NRX-101 during the second half of 2017 under an FDA IND application that was granted Fast Track designation by the FDA in August 2017 and was granted the Breakthrough Therapy designation by the FDA in November 2018. In April 2018, the FDA granted a Special Protocol Agreement. We successfully completed a Phase 2 clinical trial of NRX-101 in patients with severe bipolar depression and acute suicidal ideation following stabilization with a single dose of ketamine and saw a statistically significant reduction in depression (P=0.04) and suicidal ideation (P=0.02) compared to lurasidone alone over 42 days of treatment. If this statistically-significant advantage is replicated in the current Phase 2I clinical trial, under the terms agreed to with the FDA in our Special Protocol Agreement, we aim to submit an NDA to the FDA on a rolling basis for the regulatory approval and commercialization of NRX-101 in the U.S. in 2025.

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

Regulators may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. They may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manner than most of the patients. In addition to regulatory authority requirements, our clinical trial requires the approval of the institutional review board (IRB) at each site selected for participation in our clinical trial.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulations (QSR), and International Standards Organization (ISO), regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval.

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

The U.S. Drug Enforcement Administration (DEA) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. One of the ingredients in NRX-100 is ketamine, a Schedule III controlled substance with high abuse potential. Consequently, the manufacture, research, shipment, storage, sale and use of this drug candidate is subject to a high degree of oversight and regulation. None of our other drugs currently under development, including NRX-101, include a scheduled chemical compound.

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

Our ability to continue to develop our product candidates is dependent on the use of certain intellectual property that is licensed to us, or in the process of being licensed to us, by third parties. These licenses are granted, or being granted, pursuant to agreements setting forth certain terms and condition for maintaining such licenses. In the event that the terms and conditions are not met, the licenses are at risk of being revoked and the granting process may be terminated. The primary license agreements include the Development and License Agreement, as amended, between Glytech LLC (Glytech) and NeuroRx (the “Glytech DLA”) and the Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim.

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

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the Canadian Intellectual Property Office (CIPO) the European Patent Office (EPO) or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, CIPO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

The Charter, the Bylaws and Delaware General Corporation Law (DGCL) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board. Among other things, the Charter and/or the Bylaws include the following provisions:

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

Jonathan Javitt and Daniel Javitt beneficially own approximately 4.7% and 2.9% of the outstanding shares of common stock, respectively. For so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of common stock, Jonathan Javitt and Daniel Javitt will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Jonathan Javitt and Daniel Javitt will have significant influence with respect to our management, business plans and policies. In particular, for so long as Jonathan Javitt and Daniel Javitt continue to own a significant percentage of common stock, Jonathan Javitt and Daniel Javitt will be able to influence the composition of our Board and could preclude any unsolicited acquisition of NRx. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of NRx and ultimately might affect the market price of common stock. So long as Jonathan Javitt and Daniel Javitt continue to own a significant amount of our combined voting power, even if such amount is less than 50%, Jonathan Javitt and Daniel Javitt will continue to be able to strongly influence or effectively control our decisions.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. On January 12, 2026, we received a written notification from the Staff indicating that we were not in compliance with Nasdaq Listing Rules because we have not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end. We were provided 45 calendar days to submit a plan to regain compliance, which was submitted and approved and pursuant to which we were granted an extension until March 23, 2026, the date of our scheduled annual meeting of stockholders, to regain compliance.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying processes and controls of NRx’s cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). NRx has an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists develop a risk mitigation plan to address such risks and, where necessary, remediate potential vulnerabilities identified through the annual assessment process.

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

Item 3. Legal Proceedings

On November 12, 2022, the Company entered into a Settlement Agreement and Asset Purchase Agreement (APA) with Relief Therapeutics Holding AG and Relief Therapeutics International (the “Relief Parties”) to settle the outstanding lawsuit with respect to the Binding Collaboration Agreement dated September 18, 2020 between the Company and the Relief Parties (the “Collaboration Agreement”). The closing under the APA occurred on December 17, 2022 and the parties dismissed their respective claims against each other.

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

The Company was a defendant in litigation filed by Streeterville Capital, LLC (Streeterville) in the Third Judicial District Court of Salt Lake County, Utah. The Complaint sought, among other things: (i) declaratory relief for an order enjoining the Company from undertaking any Fundamental Transaction, including the Spin-Off, or otherwise issuing common stock or other equity securities (such as the shares of HOPE pursuant to the announced Spin-Off); and (ii) repayment of the Streeterville Note and other unspecified amounts of damages, costs and fees, but no less than $6,537,027, or the amounts currently outstanding under the Streeterville Note. On July 29, 2024, in connection with the alleged Event of Default that Streeterville claimed occurred with respect to the Streeterville Note, the Company announced an order of the Utah arbitrator denying the petition of Streeterville to enjoin the planned Spin-Off of 49% of shares in HOPE to current shareholders of the Company. The purpose of the proposed Spin-Off was to provide the Company’s shareholders with valuable consideration and to provide HOPE (currently a wholly-owned subsidiary) with a sufficient shareholder base to enable future listing on a national exchange. The arbitrator also denied Streeterville’s petition to enjoin the Company from selling additional shares of common stock to finance ongoing operations.

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

On May 9, 2025, HOPE and its wholly-owned subsidiary, HTX, entered into an Asset Purchase and Contribution Agreement (the “Kadima Purchase Agreement”), with Kadima Medical, Kadima Holdings, Inc. and David Feifel, M.D., PH.D (collectively, “Kadima”), pursuant to which the Company agreed to purchase and Kadima agreed to sell, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Kadima Acquisition”). As of the date of this Report, the parties have not closed the Kadima Acquisition and the matter has entered arbitration. At this stage of the arbitration, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

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

Market Information

Our shares of common stock are currently quoted on the Nasdaq Capital Market under the symbol “NRXP.” Our common stock commenced trading on the Nasdaq Capital Market on May 25, 2021. Prior to such date, our shares of common stock were traded on the Nasdaq Capital Market under the symbol “BRPA.”

Holders

As of December 31, 2025, there were approximately 63 record holders of the Company’s common stock. The actual number of stockholders is greater than the number of record holders because stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees are not counted as separate record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the year ended December 31, 2025, that were not previously reported.

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans Information

The number of common shares to be issued upon exercise of outstanding stock awards is 542,490 and the number of common shares remaining available for future issuance under the Company’s equity compensation plans (excluding the common shares to be issued upon exercise of outstanding stock awards) is 44,845.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of NRx Pharmaceuticals’ financial condition and plan of operations together with NRx Pharmaceuticals' consolidated financial statements and the related notes appearing elsewhere herein. In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. NRx Pharmaceuticals’ actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere herein. All references to “Note,” followed by a number reference from 1 to 15 herein, refer to the applicable corresponding numbered footnotes to these consolidated financial statements.

Overview

The Company is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (NeuroRx), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (PTSD) and schizophrenia. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (HOPE), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (TMS), digital therapeutics, and hyperbaric therapy. All of our current drug development activities are focused on drugs that enhance neuroplasticity by modulating the N-methyl-D-aspartate (NMDA) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. The Company has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine (KETAFREE™), and NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone. KETAFREE™, NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (FDA).

In May 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the offering agreement for an aggregate of $20,000,000. During the year ended December 31, 2025, the Company sold an aggregate of 2,277,177 shares of Common Stock for approximately $6.54 million, net of $0.2 million in offering costs. Pursuant to the Anson Purchase Agreement, on January 28, 2025, the Company issued $5.4 million of Third Tranche Anson Notes at an 8% original issue discount for total cash proceeds of approximately $5.0 million. On August 18, 2025, the Company entered into the Second RD Purchase Agreement with certain accredited investors for the sale of an aggregate of 3,959,999 shares of the Company’s Common Stock, at a purchase price of $1.65 per share. The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. On September 30, 2025, the 1,870,960 shares underlying Anson Warrants were exercised for cash proceeds of $3.09 million. Because the exercise proceeds were received subsequent to September 30, 2025, the Company recorded a subscription receivable asset of $3.09 million as of September 30, 2025. The exercise proceeds of $3.09 million were received on October 1, 2025.

Although no assurances can be given, management believes that it will be able to secure necessary financing to support and consummate both its previously announced acquisitions and potential future acquisition candidates, execute its business plan and achieve its projected revenue objectives.

Since inception, the Company has incurred significant operating losses. For the years ended December 31, 2025 and 2024, the Company’s net loss was $28.6 million and $25.1 million, respectively. As of December 31, 2025, the Company had an accumulated deficit of $306.9 million, a stockholders’ deficit of $15.9 million and a working capital deficit of $19.7 million.

Going Concern

The Company’s ongoing clinical activities continue to generate losses and net cash outflows from operations. The Company plans to pursue additional equity or debt financing or refinancing opportunities to fund ongoing clinical activities, and for the general corporate purposes of the Company. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures, or other agreements. The sale of equity could result in additional dilution to the Company’s existing stockholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on its working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one of the Company’s product candidates.

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

Revenue

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

For the year ended December 31, 2025, the Company recorded total revenue of approximately $1.2 million, which was solely attributable to patient services provided by Dura following its acquisition on September 8, 2025. Prior to the acquisition, the Company did not generate revenue as it was in the development stage and primarily focused on corporate formation, financing, and acquisition-related activities.

The initial post-acquisition revenue reflects only a partial period of operations and therefore is not indicative of the Company’s expected ongoing revenue levels. Management anticipates that revenue will increase in subsequent periods as Dura’s operations are fully integrated and additional clinical capacity, patient volume, and service lines are expanded under the Company’s ownership.

Operating Expenses

Cost of patient services

Cost of patient services consists primarily of direct expenses associated with providing healthcare services, including salaries and benefits for clinical personnel, medical supplies, pharmaceuticals, and other costs directly attributable to patient care. These costs are expensed as incurred.

For the year ended December 31, 2025, cost of patient services related solely to operations of Dura following its acquisition on September 8, 2025. Given the limited period of post-acquisition operations, current cost levels are not representative of the Company’s expected ongoing operating costs. Management anticipates that cost of patient services will increase in proportion with the expected growth in patient volumes and expansion of clinical activities in future periods.

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

Settlement (income) expense

Settlement (income) expense during the year ended December 31, 2025, consists of amounts related to the resolution of legal claims and income recognized from the reduction of previously accrued settlement liabilities, as certain matters were settled for less than originally estimated.

Results of operations for the years ended December 31, 2025 and 2024

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	December 31,		Change in
	2025	2024	Dollars

Net patient service revenue	$1,225	$—	$1,225

Operating expense:
Cost of patient services	$505	$—	$505
Research and development	3,777	6,199	(2,422)
Selling, general and administrative	13,061	13,500	(439)
Depreciation and amortization	70	5	65
Settlement (income) expense	36	(1,202)	1,238
Total operating expense	17,449	18,502	(1,053)
Loss from operations	$(16,224)	$(18,502)	$2,278

Other expense (income):
Interest income	$(12)	$(44)	$32
Interest expense	671	230	441
Change in fair value of convertible note payable	3,939	2,654	1,285
Change in fair value of warrant liabilities	4,926	1,657	3,269
Loss on issuance of Registered Direct Offering	730	—	730
Loss on Consideration Shares and Warrants	1,277	—	1,277
Convertible note default penalty	—	849	(849)
Loss on convertible note conversions	6,201	1,278	4,923
Loss from equity investments	35	—	35
Gain on exercise of warrants	(5,369)	—	(5,369)
Total other expense	12,398	6,624	5,774
Loss before tax	(28,622)	(25,126)	(3,496)
Net loss	$(28,622)	$(25,126)	$(3,496)

Net patient service revenue

For the year ended December 31, 2025, the Company recorded $1.2 million in net patient service revenues from the clinical services provided by Dura following the acquisition dated September 8, 2025. The Company did not record revenues for the year ended December 31, 2024.

Operating expense

Cost of patient services

For the year ended December 31, 2025, the Company recorded $0.5 million in costs of patient services, as compared to $0 incurred during the year ended December 31, 2024. This increase can be attributed to the acquisition of Dura on September 8, 2025.

Research and development expense

For the year ended December 31, 2025, the Company recorded $3.8 million of research and development expense, as compared to approximately $6.2 million for the year ended December 31, 2024. The decrease of $2.4 million is primarily related to a $0.6 million decrease in clinical trials and development and a $1.4 million decrease in regulatory and process development consulting costs. The research and development expense for each of the years ended December 31, 2025 and 2024, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the year ended December 31, 2025, the Company recorded $13.1 million of general and administrative expense, as compared to approximately $13.5 million for the year ended December 31, 2024. The decrease of $0.4 million is related primarily to a decrease of $2.7 million in consultant fees and $0.3 million in insurance expenses, partially offset by an increase of $1.1 million in employee costs and $0.9 million in legal fees. General and administrative expense includes $0.2 million of non-cash stock-based compensation for the years ended December 31, 2025 and 2024.

Settlement expense (income)

For the year ended December 31, 2025, the Company recognized settlement expense of less than $0.1 million resulting from certain legal matters that were settled in 2025. The Company recorded $1.2 million in settlement gains during the year ended December 31, 2024 in connection with a vendor settlement.

Depreciation and amortization

Depreciation and amortization expense increased to $70 for the year ended December 31, 2025, compared to $5 for the same period in 2024, primarily due to the recognition of depreciation and amortization on property and equipment and intangible assets acquired in the Dura acquisition completed in September 2025.

Other expense (income)

Interest income

For the year ended December 31, 2025, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the year ended December 31, 2024.

Interest expense

For the year ended December 31, 2025, the Company recorded $0.7 million of interest expense related to accrued interest on the refund liability arising from the termination of the License Agreement with Alvogen. For the year ended December 31, 2024, the Company recorded $0.2 million of interest expense relating to premiums for cash payments on the convertible note.

Change in fair value of convertible notes payable

For year ended December 31, 2025, the Company recorded a loss of $3.9 million related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the year ended December 31, 2024, the Company recorded a loss of $2.7 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the year ended December 31, 2025, the Company recorded a loss of $4.9 million related to the change in fair value of the warrant liabilities, as compared to a loss of $1.7 million for the year ended December 31, 2024. The increase in loss during the year ended December 31, 2025 is attributable to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes, additional shares of Anson Warrants issued as a result anti-dilutive provision, as well as increase in the Company’s stock prices.

Loss on convertible note conversions

For the year ended December 31, 2025, the Company recorded a loss of $6.2 million related to convertible note conversion, as compared to a loss of $1.3 million during the year ended December 31, 2024. These conversions were calculated as the difference between the conversion price per the terms of the Anson first tranche senior secured convertible notes agreements relative to the fair value of the Common Stock on the date of conversion as described further under footnote 9 to the accompanying consolidated financial statements.

Loss from equity investments

For the year ended December 31, 2025, the Company recorded a loss of less than $0.1 million related to its investment in Cohen & Associates LLC, which is recorded at cost and adjusted for the Company’s proportionate share of Cohen & Associates’ net income or loss. Please see Note 18 in the accompanying consolidated financial statements for further information on the investment in Cohen & Associates.

Gain on exercise of warrants

For the year ended December 31, 2025, the Company recorded a $5.4 million gain on the exercise of warrants. This results from the settlement of the warrant liability for exercised warrants (see Note 11).

Liquidity and Capital Resources

The Company has generated minimal revenues, has incurred operating losses since inception, expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Until such time as the Company is able to establish a significant revenue stream from the sale of its therapeutic products, it is dependent upon obtaining necessary equity and/or debt financing to continue operations. The Company cannot make any assurances that sales of KETAFREE™, NRX-100, and/or NRX-101 will commence in the near term, revenue from clinics with grow, or that additional financings will be available to it on acceptable terms or at all. This could negatively impact our business and operations and could also lead to the reduction of our operations.

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

Through December 31, 2025, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $8.0 million, with $6.4 million of net aggregate net cash proceeds received during the year ended December 31, 2025.

Cash Flow

The following table presents selected financial information and statistics for each of the periods shown below:

	December 31, 2025	December 31, 2024
Balance Sheet Data:
Cash	$7,797	$1,443
Total assets	12,956	3,651
Convertible notes payable and accrued interest	—	6,257
Total liabilities	28,893	26,874
Total stockholders' deficit	(15,937)	(23,223)

	Years ended December 31,
	2025	2024

Statement of Cash Flow Data:
Net cash used in operating activities	$(14,112)	$(10,637)
Net cash used in investing activities	(2,810)	—
Net cash provided by financing activities	23,275	7,485
Net increase (decrease) in cash	$6,354	$(3,152)

Operating Activities

During the year ended December 31, 2025, operating activities used approximately $14.1 million of cash, primarily resulting from a net loss of $28.6 million partially offset by (a) net non-cash losses of $13.0 million, including $4.0 million in change in fair value of convertible promissory notes, $1.0 million of stock-based compensation and Common Stock issued in exchange for services, $6.2 million loss in convertible note conversion, $1.3 million of loss on Consideration Shares and Warrants, $0.4 million in debt issuance costs, $0.7 million in loss on issuance of Register Direct offering, $5.0 million loss in change in fair value of warrant liabilities, $5.4 million in gain on exercise of warrants, and (b) changes in operating assets and liabilities of $1.4 million.

During the year ended December 31, 2024, operating activities used approximately $10.6 million of cash, primarily resulting from a net loss of $25.1 million, reduced by (a) net non-cash losses of $9.2 million, including a loss of $2.7 million in change in fair value of convertible promissory note, loss of $1.7 million in change in fair value of warrants, $0.5 million of stock-based compensation, $1.3 million loss in convertible note redemptions, $1.3 million of warrant issuance costs related to Alvogen termination, $0.8 million of default penalties, $0.9 million in debt issuance costs, and (b) changes in operating assets and liabilities of $5.3 million.

Investing Activities

Net cash used in investing activities was $2.8 million for the year ended December 31, 2025, compared to no cash used in investing activities during the comparable period in 2024. The outflows in the current period were primarily related to the total of $2.4 million of cash consideration paid in connection with the acquisition of Dura, net of cash acquired, and $0.4 million invested in Cohen and Associates. The Company did not incur any significant capital expenditure during either period.

Financing Activities

During the year ended December 31, 2025, financing activities provided $23.2 million of cash resulting from $9.4 million in proceeds from issuance of Common Stock and warrants related to the RD Offering and $5.0 million in proceeds from the Anson Notes, $6.4 million in proceeds from issuance of Common Stock in connection with ATM offering, $3.0 million of proceeds from exercise of liability classified warrant, offset by $0.5 million in repayments of and by $0.2 million of proceeds from insurance notes, and $0.3 million in debt issuance costs due to the fair value election on Anson Notes.

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

Contractual Obligations and Commitments

See Note 9, Debt, and Note 10, Commitments and Contingencies, of the notes to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

Milestone Payments

Pursuant to the legal settlement with Sarah Herzog Memorial Hospital Ezrat Nashim (SHMH) in September 2018, which included the license of intellectual property rights from SHMH, an ongoing royalty of 1% to 2.5% of NRX-101 gross sales is due to SHMH, together with milestone payments of $0.3 million, upon completion of phase 3 trials and commercial sale of NRX-101. The milestone payments for developmental and commercial milestones range from $0.1 million to $0.8 million. Annual maintenance fees are up to $0.2 million.

Dura Acquisition

Under Dura purchase agreement, The Company may be required to pay up to $3.0 million in contingent earn-out payments based on EBITDA performance during the first three years following closing of the acquisition. Payments are subject to the Seller’s continued employment and are prorated based on actual results achieved. The purchase price is also subject to customary post-closing adjustments for working capital, cash, and indebtedness.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transactions. The Company has no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's management’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires NRx to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, NRx evaluates its estimates and judgments on an ongoing basis. The most critical estimates relate to stock-based compensation, the valuation of warrants, and the valuation of convertible notes payable. NRx bases its estimates and assumptions on current facts, historical experiences, and various other factors that NRx believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company defines its critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which the Company applies those principles. While its significant accounting policies are more fully described in Note 2 to its financial statements, the Company believes the following are the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Convertible Notes Payable

As permitted under ASC Topic 825, Financial Instruments (ASC 825), the Company elects to account for its convertible promissory notes, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred.

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

Purchase Price Allocation

We account for business combinations in accordance with ASC Topic 805, Business Combinations, which requires that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date and that the excess of consideration transferred over the fair value of net identifiable assets be recorded as goodwill.

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

68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NRx Pharmaceuticals, Inc.

1201 Orange Street, Suite 600

Wilmington, DE 19801

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NRx Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced negative cash flows from operating activities, and had a stockholders’ deficit at December 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Convertible Notes Payable

Description of the Matter

As described in Note 9 – Debt and Note 13 – Fair Value Measurements, to the financial statements, during the year ended December 31, 2025, the Company had outstanding Convertible Notes payable (the Anson Notes). The Company elected the fair value option for the Anson Notes at inception; accordingly, the notes were measured at fair value upon issuance and subsequently remeasured at fair value each reporting period through settlement. During the year ended December 31, 2025, all outstanding Anson Notes, including accrued interest, were extinguished through conversion into shares of Common Stock.

We identified auditing the valuation and extinguishment of the Anson Notes as a critical audit matter due to the complexity of the accounting for the transaction and the significant judgements used by the Company in determining the fair value and extinguishment of the Anson Notes. This required a high degree of auditor judgment and increased auditor effort, including the involvement of valuation specialists.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We obtained and read the Anson Note agreements to understand the specific terms and conditions, including conversion and redemption features.
●

With the assistance of our valuation specialist, we evaluated the appropriateness of the valuation method and model used to value the liabilities associated with the Anson Notes, tested the mathematical accuracy of the fair value calculations, developed independent expectations of the fair values of the Anson Notes, and compared our independent expectations to management’s recorded amounts.

●

We examined the underlying conversion documents, confirmed the settlement of the Anson Notes with the holder, and tested the Company’s calculation of the loss upon extinguishment/conversion of the Anson Notes.

●	We evaluated the adequacy of the Company’s disclosures related to the Anson Notes and related accounting conclusions.

We have served as the Company’s auditor since 2025.

/s/ Weinberg & Company P.A.

March 23, 2026

Los Angeles, CA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of:
NRX Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NRX Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

NRX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$7,797	$1,443
Accounts receivable, net	161	—
Prepaid expense and other current assets	934	1,859
Total current assets	8,892	3,302
Investments	397	—
Furniture and equipment, net	63	10
Right-of-use assets, net	414	—
Right-of-use asset - related party, net	219	—
Intangible assets, net (provisional)	925	—
Goodwill (provisional)	1,793	—
Other assets	253	339
Total assets	$12,956	$3,651
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,270	$4,130
Accrued and other current liabilities	11,337	10,149
Accrued clinical site costs	351	379
Convertible note payable and accrued interest, current	—	1,246
Insurance loan payable	—	320
Warrant liabilities	12,304	5,639
Lease liability, short term	211	—
Lease liability, short term - related party	105	—
Total current liabilities	28,578	21,863
Convertible note payable and accrued interest, long term	—	5,011
Lease liability, noncurrent	199	—
Lease liability, noncurrent - related party	116	—
Total liabilities	28,893	26,874

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized.	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized; 31,734,333 and 14,591,505 shares issued and outstanding as of December 31, 2025 and 2024, respectively	32	15
Additional paid-in capital	290,926	255,035
Accumulated deficit	(306,895)	(278,273)
Total stockholders’ deficit	(15,937)	(23,223)
Total liabilities and stockholders' deficit	$12,956	$3,651

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Net patient service revenue	$1,225	$—

Operating expenses:		—
Cost of patient services	505	—
Research and development	3,777	6,199
Selling, general and administrative	13,061	13,500
Depreciation and amortization	70	5
Settlement expense (income)	36	(1,202)
Total operating expenses	17,449	18,502
Loss from operations	(16,224)	(18,502)
Other expenses (income):
Interest income	(12)	(44)
Interest expense	671	230
Change in fair value of convertible notes payable	3,939	2,654
Change in fair value of warrant liabilities	4,926	1,657
Loss on issuance of Registered Direct Offering	730	—
Loss on Consideration Shares and Warrants	1,277	—
Convertible note default penalty	—	849
Loss on convertible note conversions	6,201	1,278
Loss from equity method investments	35	—
Gain on exercise of warrants	(5,369)	—
Total other expense, net	12,398	6,624
Net loss	$(28,622)	$(25,126)
Net loss per share:
Basic and diluted	$(1.34)	$(2.36)
Weighted average Common Stock outstanding:
Basic and diluted	21,401,683	10,644,461

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

			Series A Preferred				Additional		Accumulated Other	Total
	Preferred Stock		Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance December 31, 2023	—	$—	3,000,000	$3	8,391,956	$8	$241,406	$(253,147)	$(3)	$(11,733)
Conversion of Series A preferred stock into common stock	—	—	(3,000,000)	(3)	300,000	—	3	—	—	—
At-the-market “ATM” offering, net of offering costs of $197	—	—	—	—	385,515	1	1,626	—	—	1,627
Common stock and warrants issued, net of issuance costs $975	—	—	—	—	1,273,050	1	3,256	—	—	3,257
Common stock and warrants issued in private placement	—	—	—	—	270,000	1	1,026	—	—	1,027
Vesting of restricted stock awards	—	—	—	—	57,500	—	—	—	—	—
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	3,820,444	4	5,859	—	—	5,863
Issuance of shares related to reverse stock split	—	—	—	—	73,040	—	—	—	—	—
Contract cost related to Alvogen termination (see Note 8)	—	—	—	—	—	—	1,336	—	—	1,336
Common stock issued in exchange for services	—	—	—	—	20,000	—	37	—	—	37
Reclassification of AOCI upon settlement of Streeterville Note	—	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	—	—	486	—	—	486
Net loss	—	—	—	—	—	—	—	(25,126)	—	(25,126)
Balance - December 31, 2024	—	$—	—	$—	14,591,505	$15	$255,035	$(278,273)	$—	$(23,223)
Stock-based compensation	—	—	—	—	—	—	228	—	—	228
Common stock issued in exchange for services					225,000	1	600	—	—	601
Shares issued as repayment of principal and interest for convertible note					7,290,898	7	18,912	—	—	18,919
Shares issued with register direct offering, net of offering cost					5,175,277	5	9,463	—	—	9,468
Fair Value of warrants issued with register direct offering	—	—	—	—	—	—	(3,255)	—	—	(3,255)
At-the-market "ATM" offering, net of offering costs	—	—	—	—	2,276,874	2	6,390	—	—	6,392
Shares issued as a result of repricing under VWAP	—	—	—	—	303,819	—	629	—	—	629
Amortization of prepaid offering costs	—	—	—	—	—	—	(161)	—	—	(161)
Common stock issued as a result of exercise of warrants	—	—			1,870,960	2	3,085	—	—	3,087
Net loss	—	—	—	—	—	—		(28,622)		(28,622)
Balance - December 31, 2025	—	$—	—	$—	31,734,333	$32	$290,926	$(306,895)	$—	$(15,937)

NRX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,622)	$(25,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	70	5
Amortization of operating right of use assets	73	—
Stock-based compensation	228	486
Provision for credit losses	40	—
Common Stock issued in exchange for services	601	37
Change in fair value of warrant liabilities	4,926	1,657
Change in fair value of convertible promissory notes	3,939	2,654
Loss on convertible note conversions	6,201	1,278
Gain on exercise of warrant liabilities	(5,369)	—
Loss on issuance of registered direct Common Stock	730	—
Loss on debt settlement	1,277	—
Loss on equity method investments	35	—
Expense for debt issuance costs due to fair value election on Anson Notes	350	896
Warrant issuance costs related to Alvogen termination	—	1,336
Convertible note default penalty	—	849
Changes in operating assets and liabilities:
Prepaid expense and other assets	865	503
Account receivable	48	—
Accounts payable	113	(5,217)
Operating lease liabilities	(118)	—
Accrued expense and other liabilities	501	10,005
Net cash used in operating activities	(14,112)	(10,637)
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(2,378)	—
Cash used in investments	(432)	—
Net cash used in investing activities	(2,810)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	—	(7,850)
Repayment of insurance note	(548)	(725)
Expense for debt issuance costs due to fair value election on Anson Notes	(350)	(896)
Proceeds from issuance of insurance loan	227	1,045
Proceeds from Anson convertible note, net	5,000	6,034
Proceeds from liability classified warrants	3,087	3,966
ATM offering, net of offering costs	6,392	—
Proceeds from issuance of Common Stock and warrants issued in registered direct offering, net of issuance costs	9,468	—
Proceeds from issuance of Common Stock and warrants, net of issuance costs	—	4,884
Proceeds from issuance of Common Stock and warrants issued in private placement, net of issuance costs	—	1,027
Net cash provided by financing activities	23,276	7,485

Net increase (decrease) in cash and cash equivalents	6,354	(3,152)
Cash and cash equivalents at beginning of year	1,443	4,595
Cash and cash equivalents at end of year	$7,797	$1,443
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$374
Cash paid for taxes	$—	—
Non-cash investing and financing activities:
Issuance of Common Stock as principal and interest repayment for convertible notes	$12,788	$4,585
Issuance of Common Stock warrants as offering costs	$—	$188
Recognition of assets acquired as part of business combination (non-cash)	$1,241	—
Recognition of liabilities assumed as part of business combination (non-cash)	$1,104	—
Right-of-use assets obtained in exchange for operating lease liability	$339	$—
Stock issued due to VWAP adjustments	$629	$—
Warrants issued due to VWAP adjustments	$648	$—
Amortization of deferred offering costs to additional paid-in capital	$161	$—
Conversion of Series A preferred stock into Common Stock	$—	$3

The accompanying notes are an integral part of these consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 1. Business and Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and will distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc., (NeuroRx), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (PTSD) and schizophrenia. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (HOPE), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (TMS), digital therapeutics, and hyperbaric therapy. All of our current drug development activities are focused on drugs that enhance “neuroplasticity” (growth of new brain connections) by modulating the N-methyl-D-aspartate (NMDA) receptor in the brain and nervous system, a neurochemical pathway. The Company has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine (KETAFREE™), and NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone.

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

On December 2, 2024, HOPE formed HTX Management Company, LLC (HTX), a wholly owned subsidiary organized as a Delaware limited liability company, for the purpose of supporting future back-end operations associated with the growing network of HOPE clinics.

On September 8, 2025, HOPE became a revenue-generating clinical enterprise through its completion of the previously announced acquisition of Dura Medical, LLC (Dura), a Florida limited liability company, and a revenue-generating clinical organization with locations in Naples and Ft. Myers, Florida. Founded in 2018, Dura offers precision-based interventional psychiatry services, including ketamine infusion therapy, TMS, Spravato®, stellate ganglion blocks, and psychotherapy (See Note 16).

On October 17, 2025, the Company completed the addition of Cohen and Associates, based in Sarasota, Florida, to the HOPE Network with a strategic minority investment, which expanded HOPE’s footprint on the West Coast of Florida, and related appointment of Dr. Rebecca Cohen as HOPE’s Medical Director.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American (GAAP) as determined by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The consolidated financial statements include the accounts of NRx Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. For the year ended December 31, 2025, the Company reported a net loss of approximately $28.6 million, used cash in operations of approximately $14.1 million, had a shareholders' deficit of approximately $15.9 million. As of December 31, 2025, the Company had cash and cash equivalents of $7.8 million and a working capital deficit of $19.7 million.

The Company generated initial patient service revenue of approximately $1.2 million during the year ended December 31, 2025, following the acquisition of Dura on September 8, 2025. Management expects to continue incurring operating losses through at least the remainder of 2026 as it integrates Dura and pursues additional acquisitions through its HOPE subsidiary. While management projects incremental revenue from clinical operations and, upon regulatory approval, from pharmaceutical product sales, these projections are subject to significant uncertainty, including successful completion of pending acquisitions and receipt of FDA approval for NRX-100 and NRX-101.

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through at least the second quarter of 2026 solely from existing cash on hand to finance submission of FDA NDAs for KETAFREE™, NRX-100 and NRX-101. The Company additionally expects to continue to accrue revenue from clinical operations and utilize its existing at-the-market offering to provide cash resources to further support operations. The Company may pursue additional equity or debt financing or refinancing opportunities in 2026 to fund ongoing clinical activities and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures, or other agreements. The sale of equity could result in additional dilution to the Company’s existing stockholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and. The most significant estimates in the Company’s consolidated financial statements relate to the allowance for credit losses on accounts receivable, fair value of the convertible notes payable, fair value of warrant liabilities, fair value of stock options and warrants, fair value of the Common Stock shares granted for services, fair value of the purchase price and the assets acquired and liabilities assumed in business combinations, the fair value of intangible assets and goodwill, the fair value of lease liabilities and related right of use assets, and the utilization of deferred tax assets. Actual results may differ from these estimates.

Reclassifications

Certain prior‑year amounts have been reclassified to conform to the 2025 presentation. Furniture and equipment, previously included in other assets as of December 31, 2024, is now presented within Furniture and equipment, net.

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

Fair Value of Financial Instruments

FASB ASC Topic 820, Fair Value Measurements (ASC 820), provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. (Refer to Note 13)

Business Acquisitions

The Company recognizes and measures identifiable tangible and intangible assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The operating results of the acquired business are included in our consolidated financial statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Acquisition-related costs are expensed as incurred.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of December 31, 2025, the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $7.5 million. The Company has not experienced any losses on its deposits of cash.

Accounts Receivable, Net

Accounts receivable are recorded at the estimated transaction price (net of contractual adjustments, discounts, and implicit price concessions). The Company applies the Current Expected Credit Loss (CECL) model to estimate lifetime expected credit losses on trade receivables and contract assets, pooling receivables by payer type and aging and incorporating historical loss experience, current conditions, and reasonable‑and‑supportable forecasts with reversion to historical loss information beyond the forecast horizon. Receivables are written off when collection is deemed remote; recoveries are recognized when received. The Company does not have any off-balance sheet credit exposure related to its customers.

Intangible Assets

The Company’s intangible assets consist of customer relationships, trade name, and non-compete agreements. Customer relationships represent the value of established patient relationships and referral sources that are expected to generate recurring revenue streams. Trade name represents the value associated with the brand name in place at the date of the acquisition. The customer relationships and trade name are being amortized over a 3-year term and 10-year term, respectively, based on the estimated economic useful life of the customer relationships and trademark. The amortization of intangible assets is computed using the straight-line method.

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

During the year ended December 31, 2025, the Company recorded goodwill in connection with a business acquisition. In evaluating whether a triggering event occurred during the period, the Company performed a qualitative assessment consistent with GAAP. This assessment considered the totality of events and circumstances, including the existence of substantial doubt to continue as a going concern, and concluded that it is not more likely than not (i.e., less than a 50% likelihood) that the fair value of the reporting unit is below its carrying amount. Based on this assessment, no impairment charges related to goodwill were recorded for the periods presented.

Furniture and Equipment, net

Furniture and equipment, net is stated at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives of five to seven years using the straight-line method.

The Company adheres to ASC 360, Property, Plant, and Equipment and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2025 and 2024.

Lease liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (ROU), lease liabilities, and lease liabilities – related party. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. None of the leases entered into have an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which is recognized when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Revenue Recognition

The Company accounts for revenue under FASB ASC Topic 606, Revenue for Contract with Customers (ASC 606). Patient service revenue is recognized as performance obligations are satisfied, which occurs over time as patients simultaneously receive and consume services. Each treatment or visit generally represents a separate contract. Procedural services (e.g., ketamine infusions, esketamine administration, TMS sessions, SGB/epidural procedures) are recognized at the point in time when rendered; therapy and medication management services are recognized as sessions occur. The transaction price includes variable consideration such as contractual adjustments, expected denials, and implicit price concessions, which are estimated and constrained to amounts not expected to reverse. The Company applies the portfolio approach for contracts with similar characteristics by payer and service type. The Company elected the practical expedient not to assess a significant financing component because the period between service and payment is one year or less. The Company acts as principal in its patient service arrangements and records revenue on a gross basis.

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

Convertible Notes Payable and Fair Value Election

As permitted under FASB ASC Topic 825, Financial Instruments (ASC 825), the Company elected to account for its promissory notes, which meet the required criteria, at fair value at inception. Subsequent changes in fair value including interest and amortization of discounts are recorded as a component the change in fair value of convertible notes payable included in other expense (income) in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the issuance of the promissory notes are expensed as incurred.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants using the closing trading price of the Company’s Common Stock on the date of issuance. All stock-based compensation costs are recorded in selling, general and administrative or research and development expenses in the consolidated statements of operations based upon the underlying individual’s role at the Company.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Segment Information

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who reviews financial information presented for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates as a single operating and reportable segment, consistent with the manner in which the CODM evaluates performance and allocates resources, see Note 14 for further information.

Equity Method Investments

Investments in entities over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”). Under the equity method, investments are initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of the investee’s net income or loss, which is recorded in equity method income (loss) in the statements of operations. Distributions received from investees reduce the carrying amount of the investment. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

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

	December 31,
	2025	2024
Stock options	587,355	121,833
Common Stock warrants	9,359,710	7,173,766
Unvested Restricted Stock awards	32,895	—
Common Stock issuable upon conversion of Anson Notes	—	4,920,126
Totals	9,979,960	12,215,725

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU or the year ended December 31, 2025 (see Note 15 “Income Taxes” for more information).

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the impact of adopting of ASU 2024-03.

Note 3. Revenue and accounts receivable

Revenue for the year ended December 31, 2025 is derived from services rendered to patients for outpatient behavioral health care, interventional psychiatry, and pain management procedures. The Company’s services have no fixed duration and can generally be terminated by the patient or the Company at any time; therefore, each treatment or visit is considered its own stand-alone contract.

The Company disaggregates revenue from contracts with customers by service type and by payor, as management believes this best depicts the nature, amount, timing, and uncertainty of revenue and cash flows.

Revenue by Service Type (in thousands):

For the Year Ended December 31, 2025
Procedures income	$371
Therapy services	854
Total net patient service revenue	$1,225

Revenue by payor (in thousands):

For the Year Ended December 31, 2025
Commercial Insurance	$736
Medicare	181
Self-Pay	308
Total net patient service revenue	$1,225

The Company receives payments from the following sources: (i) commercial insurers; (ii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (CMS) and other programs; (iii) state governments under Medicaid and related programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments, discounts, and implicit price concessions, which represent amounts the Company does not expect to collect based on historical experience and other relevant factors. Contractual adjustments and discounts are based on contractual agreements with commercial insurance and Medicare, discount policies, and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s services have contracts containing variable considerations, such as contractual adjustments, discounts, and implicit price concessions, which are estimated and reflected as reductions to revenue in the period the services are provided. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company includes the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as credit loss expense, which is included in other operating expenses. For the year ended December 31, 2025, current expected credit loss recovery was less than $0.1 million reflecting additional allowance for credit losses following the acquisition of Dura.

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

Accounts Receivable and allowance for credit loss

Accounts Receivable (in thousands):

December 31, 2025
Accounts receivable, gross	$314
Less: allowance for credit losses	(153)
Accounts receivable, net	$161

Allowance for credit losses roll-forward (in thousands):

Beginning balance as of December 31, 2024	$—
Acquisition of Dura (September 8, 2025)	113
Provision (recovery) for expected credit losses	40
Write-offs, net of recoveries	—
Ending Balance as of December 31, 2025	$153

Accounts Receivable by payor (in thousands):

December 31, 2025
Commercial insurance	$147
Medicare	24
Self-pay	143
Accounts receivable, gross	$314

Estimation inputs and credit quality information (summary):

●

Receivables are pooled by payer class and aging; loss rates reflect historical experience updated for current conditions and reasonable‑and‑supportable forecasts with reversion to long‑run averages beyond the forecast horizon. The Company does not suspend recognition of revenue on a “nonaccrual” basis for trade receivables.

Note 4. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expense and other current assets:
Prepaid insurance	$304	$827
Prepaid clinical development costs	344	824
Other prepaid expense	286	208
Total prepaid expense and other current assets	$934	$1,859

Note 5. Furniture and equipment, net

As of December 31, 2025 and 2024, furniture and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Medical equipment	$57	$—
Computer equipment	32	29
Furniture and fixtures	4	—
Total furniture and equipment	93	29
Less: accumulated depreciation	(30)	(19)
Furniture and equipment, net	$63	$10

Depreciation expense was less than $0.01 million for the years ended December 31, 2025 and 2024.

Note 6. Leases

The Company has operating leases for three healthcare clinics in Naples, Fort Myers, and West Palm Beach, Florida:

●

Naples Lease (Related Party): The Company leases its Naples clinic from Dura Properties, LLC, an entity owned and controlled by Dura’s former sole member prior to the acquisition. Following the acquisition on September 8, 2025, the former member became a director and minority shareholder of the Company. Right-of-use (ROU) assets and operating lease liabilities was measured under ASC 805 as if the leases were new at the acquisition date. The amended lease commenced on September 8, 2025 and expires on December 31, 2027. It is non-cancelable and requires monthly base rent of $6 thousand (subject to 3% annual escalations), plus $2 thousand in common area maintenance charges, and $1 thousand in taxes.

●

Fort Myers Lease (Third Party): The Company amended a lease for its Fort Myers clinic on September 8, 2025, with a commencement date of September 8, 2025, and an expiration date of November 30, 2026. Right-of-use (ROU) assets and operating lease liabilities were measured under ASC 805 as if the leases were new at the acquisition date. The amended lease is non-cancellable and requires monthly base rent of $5 thousand in the first year, plus $2 thousand in common area maintenance charges, subject to 3% annual escalations

●

West Palm Beach Lease (Third Party): On November 14, 2025, the Company entered into a sublease agreement with Third Party of office space located at West Palm Beach, Florida. The sublease commenced on December 1, 2025 and expires on April 5, 2028. The sublease provides for fixed annual rent of approximately $151.0 thousand in the first lease year, subject to contractual escalations, and includes a five‑month rent abatement at commencement. The Company is also responsible for its proportionate share of operating expenses and other additional rent in accordance with the sublease terms.

The components of lease expense included in the Company’s statement of operations were as follows (in thousands):

		For the year ended
		December 31,
	Expense Classification	2025
Operating lease expense:
Amortization of ROU asset	Selling, general and administrative	$40
Accretion of operating lease liability	Selling, general and administrative	5
Amortization of ROU asset - related party	Selling, general and administrative	33
Accretion of operating lease liability - related party	Selling, general and administrative	31
Total operating lease expense		$109

Other information related to leases is as follows:

As of December 31,
2025
Weighted-average remaining lease term:
Operating leases (in years)	2.03
Weighted-average discount rate:
Operating leases	7.62%

The future minimum lease payments required under leases as of December 31, 2025 were as follows (in thousands):

Fiscal Year
2026	$354
2027	277
2028	53
Total	684
Less: imputed interest	(53)
Lease liability	$631

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 31, 2025	December 31, 2024

Accrued and other current liabilities:
Refund liability (see Note 8)	$5,509	$4,715
Professional services	4,462	3,732
Employee costs	496	577
Accrued research and development expense	311	655
Accrued Dura acquisition cost due post-closing	557	—
Other accrued expense	2	470
Total accrued and other current liabilities	$11,337	$10,149

Note 8. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified to deferred revenue or recorded as revenue as of December 31, 2025 and will remain permanent as refund liability until settled.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. In accordance with the License Agreement, any unpaid amounts accrue interest from the due date at a rate equal to one‑month Term SOFR plus 6.0% per annum (10.8% as of December 31, 2025). Interest expense related to the accrued interest on the refund liability is recognized as incurred and is included in interest expense in the consolidated statements of operations. As of December 31, 2025, the refund liability due to Alvogen was $5.5 million, which represents a total of $4.8 million of all payments made by Alvogen through December 31, 2025 along with the $0.7 million of accrued interests, and is included as a component of accrued expense and other current liabilities on the consolidated balance sheet (See Note 7). As of  December 31, 2024, the refund liability due to Alvogen was $4.7 million, which represents all payments made by Alvogen through  December 31, 2024. Following the early termination by Alvogen, the Company does not anticipate recognizing any revenue under the License Agreement. Additionally, in June 2024 the Company wrote off the unfunded stock subscription receivable of $1.3 million related to the warrants previously classified in additional paid-in capital to research and development expense following the termination.

Note 9. Debt

Streeterville Convertible Note

On November 4, 2022, the Company issued a convertible note to Streeterville Capital, LLC (Streeterville), for an aggregate principal amount of $11.0 million (the “Streeterville Note”). The note was accounted for under the fair value option of ASC 825. On August 12, 2024, the Company and Streeterville entered into a Settlement and Release of Claims (the “Settlement Agreement”), whereby the Company and Streeterville agreed to settle all disputes between the parties and release the Company from all obligations to Streeterville under the terms of the Streeterville Note in exchange for a payment of $2.5 million upon the initial closing of the sale of the Anson Notes, and within 60 days thereafter, a second payment of $3.05 million. The Company made the above payments as agreed, thereby consummating the settlement in 2024. The Settlement Amendment was deemed to be debt modifications and did not result in recognition of a gain or loss in the consolidated statements of operations.

The following table presents the Streeterville Note as of December 31, 2024 (in thousands):

December 31,
2024
Par value of the Note	$11,020
Unamortized original issue discount	(497)
Default penalty	849
Conversions and repayments of principal and interest (shares and cash)	(12,324)
Carrying value of the Note before current period change in fair value	(952)
Cumulative fair value adjustments through earnings	952
Cumulative fair value adjustments through accumulated other comprehensive loss	—
Total carrying value of Note	$—

Convertible note payable - current portion	$—
Convertible note payable, net of current portion	$—

Anson Convertible Promissory Notes (the “Anson Notes”)

On August 12, 2024, the Company entered into the Anson Purchase Agreement with the Anson Investment Master Fund LP and Anson East Master Fund LP (collectively “Anson”). The Company agreed to sell, in three equal tranches, original issue discount Anson Notes in the aggregate principal amount of up to approximately $16.3 million for an aggregate purchase price of up to approximately $15.0 million and warrants to purchase that amount of shares equal to 50% of the principal amount of the Anson Notes divided by the VWAP of the Common Stock, as listed on the Nasdaq Capital Market, on the day prior to the closing of each respective tranche under the Anson Warrants (as defined below), with a 7% cash fee paid to the placement agent.

On August 14, 2024, the Company entered into the first tranche Senior Secured Convertible Note Agreements (the “First Tranche Notes”) with Anson at various amounts for an aggregate of $5.435 million subject to an original issuance discount of 8% or $435,000, less other cash issuance costs of $521,000, resulting in net cash proceeds of $4.5 million, prior to any allocation to the Anson Warrants. The First Tranche Notes bore interest at a rate of 6% per annum, maturing on November 14, 2025, and were convertible at the option of the holder at any time after issuance into Common Stock, at a per share conversion price equal to the lower of (a) $2.4168 or (b) a price equal to 92% of the lowest VWAP during the seven trading day period immediately preceding the effective conversion date. Certain additional pricing and purchase protections and covenants triggering repayment were also afforded to the holders, and the First Tranche Notes carried certain mandatory redemption features. In conjunction with the issuance of the First Tranche Notes, the Company also issued warrants to purchase up to 1,349,305 shares of Common Stock.

Pursuant to the Anson Purchase Agreement, on October 10, 2024 (the “Second Closing Date”), the Company sold a total of $5.4 million in Notes (the “Second Tranche Notes”), subject to an original issue discount of 8% or $435,000 less other cash issuance cost of $375,000, with an aggregate purchase price of approximately $5.0 million, and warrants to purchase up to 1,846,128 shares of Common Stock. The Second Tranche Notes were convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $1.7664 or (b) a price equal to 92% of the lowest VWAP during the seven-trading day period immediately preceding the effective date set forth in a Notice of Conversion delivered by an Investor to the Company. The Conversion Price was subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of Common Stock below the then effective Conversion Price. In connection with the Second Tranche Notes, the Company paid a cash fee of 7% of the gross proceeds the Company received in the Second Closing to a placement agent and incurred certain additional other issuance costs and reimbursement for legal counsel disbursements and placement agent, for aggregate issuance costs of approximately $0.4 million.

Pursuant to the Anson Purchase Agreement, on January 28, 2025 (the “Third Closing Date”), the Company sold a total of $5.435 million in Notes subject to an original issue discount of 8% or $0.435 million less other issuance costs of $0.4 million noted below (the “Third Tranche Notes” and collectively with the First Tranche Notes and Second Tranche Notes, the (“Anson Notes”)), with an aggregate purchase price of approximately $5.0 million, and Warrants to purchase up to 862,699 shares of Common Stock. The Third Tranche Notes were convertible into Common Stock, at a per share conversion price equal to by the lower of (a) $3.78 or (b) a price equal to 92% of the lowest VWAP during the seven-trading day period immediately preceding the effective date set forth in a Notice of Conversion delivered by an Investor to the Company. The Conversion Price is subject to, among other customary provisions, downward adjustment in the event of any future issuance by the Company of Common Stock below the then effective Conversion Price. In connection with the Third Tranche Notes, the Company paid a cash tail fee to the Placement Agent equal to 7% of the gross proceeds the Company received in the Third Closing and incurred certain additional other issuance costs and reimbursement for legal counsel disbursements, for aggregate issuance costs of approximately $0.4 million.

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

During the year ended December 31, 2025, Anson converted the remaining $1.3 million of principal and interest of the First Tranche Notes, and all of the principal and interest on the Second and Third Tranche Notes ($5.8 million and $5.5 million, respectively) into Common Stock, resulting in the aggregate issuances of 7.3 million shares of Common Stock valued at $18.9 million and loss on conversion of $6.2 million.

No Anson Notes remained outstanding as of December 31, 2025.

Due to the embedded features within the Anson Notes, the Company elected to account for the First, Second, and Third Tranche Notes at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company recorded a loss and (gain) from the change in fair value of Anson Notes of $3.9 million and $2.7 million, respectively, which was recognized in other expense (income) on the consolidated statements of operations as a result of the Company’s election of the fair value option.

On or about January 27, 2025, the Company and Anson entered into a Consent and Waiver Agreement (the “CWA”), relating to certain rights and prohibitions arising under the Anson Purchase Agreement and the Notes. In the CWA, Anson provided its consent under certain restrictive provisions, and waived certain rights, including, among other things, a right to participate in certain Qualified Financings (as defined in the CWA) made by us under the Anson Purchase Agreement and the Notes, the prohibition on issuance of certain equity securities, and waiver of any potential liquidated damages arising under that certain Registration Rights Agreement by and between the Company and Anson dated August 14, 2024, until March 31, 2025. On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of Common Stock, the Company issued 303,819 shares of Common Stock as Consideration Shares with a fair value of $0.6 million and 303,819 of Consideration Warrants with a fair value of $0.6 million to Anson in accordance with the terms of the CWA (see Note 11).

In connection with the Second RD Purchase Agreement (see Note 11), and pursuant to the full ratchet anti-dilution provisions contained in the Anson financing agreements, the exercise price of all outstanding Common Stock purchase warrants issued on August 14, 2024, October 10, 2024, January 28, 2025, and January 29, 2025 (collectively, the “Anson Warrants”) were each adjusted to $1.65 per share, which was reflected in the change in fair value of convertible notes payable recorded in the consolidated statement of operations. In addition, the number of shares underlying the Anson Warrants was increased by an aggregate of 1,870,960 shares of Company’s Common Stock (see below under “Warrants”).

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

The following table presents the Anson Notes as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Par value of the Anson Notes	$16,305	$10,870
Initial original issue discount	(1,305)	(870)
Conversions and repayments of principal and interest (shares)	(16,909)	(4,190)
Carrying value of the Anson Notes before current period change in fair value	(1,909)	5,810
Fair value allocated to Common Stock liability classified warrants	(6,442)	(3,966)
Fair value adjustment through earnings	8,351	4,413
Total carrying value of Anson Notes	$—	$6,257

Convertible note payable - current portion	$—	$1,246
Convertible note payable, net of current portion	$—	$5,011

Note 10. Commitments and Contingencies

Sarah Herzog Memorial Hospital License Agreement

The Company is required to make certain payments related to the development of NRX-101 (the “Licensed Product”) in order to maintain the license agreement with the Sarah Herzog Memorial Hospital Ezrat Nashim (SHMH) (the “SHMH License Agreement”).

In April 2025, the Company and the Licensor entered into an Amendment to the Exclusive License Agreement (the “Amendment”), which resolved a dispute between the parties and modified certain payment and reporting terms of the License Agreement. The Amendment also modified certain milestone obligations related to NRX‑101. In full satisfaction of the milestone payments associated with the completion of Phase II and Phase III clinical trials for NRX‑101, the Company is required to pay the Licensor a single milestone payment of $187,500 upon the first approval of NRX‑101 by the U.S. Food and Drug Administration, including accelerated approval. All remaining milestone provisions under the License Agreement remain unchanged

Milestone Payments

End of Phase I Clinical Trials of Licensed Product (completed)	$100,000
End of Phase II Clinical Trials of Licensed Product (completed)	$250,000
End of Phase III Clinical Trials of Licensed Product	$187,500
First Commercial Sale of Licensed Product in U.S.	$500,000
First Commercial Sale of Licensed Product in Europe	$500,000
Annual Revenues Reach $100,000,000	$750,000

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of December 31, 2025, the total cumulative payments made under the SHMH License Agreement were $0.3 million, with no payments made during the years ended December 31, 2025 and 2024.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the years ended December 31, 2025 and 2024, no royalty payments were due.

Annual Maintenance Fee

A fixed amount of $100,000 was paid on April 16, 2021 and, thereafter, a fixed amount of $150,000 was due on the anniversary of such date during the term of the SHMH License Agreement. The Company paid $150,000 in annual maintenance fees in the year ended December 31, 2024 expensed through Research and Development expenses in the accompanying Consolidated Statement of Operations. Under the Amendment, during the year ended December 31, 2025, the Company made a payment to the Licensor $150,000 in cash in full satisfaction of the annual license maintenance fee that became due on April 16, 2024.

Beginning with the sixth anniversary of the effective date of the License Agreement (or April 16, 2025), future annual license maintenance fees of $150,000 are payable in the form of the Company’s common stock rather than cash. The number of shares to be issued each year is determined based on the volume‑weighted average closing price of the Company’s common stock for the 30 consecutive trading days immediately preceding April 16 of the applicable year, subject to adjustment for stock splits and similar events. On May 15, 2025, the Company granted 75,000 shares of fully vested common stock to a Licensor in accordance with a Amendment. The fair value of the shares granted was determined based on the quoted trading price of the Company’s common stock on the grant date of $2.08 per share, resulting in aggregate expense of approximately $0.2 million, which was recorded within the accompanying consolidated statement of operations for the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company recorded $0.1 million and $0 in related annual maintenance fees, respectively.

Exclusive License Agreement

In 2023, the Company entered into a license agreement with Apkarian Technologies LLC to in-license US patent 8,653,120 that claims the use of DCS for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the years ended December 31, 2025 and 2024, the Company has recorded no expenses relating to the licensure of the patent.

Kadima Purchase Agreement

On May 9, 2025, HOPE and its wholly-owned subsidiary, HTX, entered into an Asset Purchase and Contribution Agreement (the “Kadima Purchase Agreement”), with Kadima Medical, Kadima Holdings, Inc. (“Kadima Holdings”), and David Feifel, M.D., PH.D (“Feifel”, and collectively with Kadima Medical and Kadima Holdings, “Kadima”), pursuant to which the Company agreed to purchase and Kadima agreed to sell, certain assets of Kadima, subject to the satisfaction of certain closing conditions (the “Acquisition”).

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

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the years ended December 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

The Company also leases two healthcare clinical facilities and office space located in Naples, West Palm Beach and Fort Myers, Florida under non-cancelable operating lease agreements. Details regarding lease terms, future minimum lease payments, and right-of-use assets and liabilities are disclosed in Note 6.

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of nearly all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There are no material pending or threatened legal proceedings at this time.

Note 11. Equity

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

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock authorized with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock (“Series A Preferred Stock”). In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred Stock for an aggregate cash purchase price of $1.2 million. During March 2024, holders of the Company’s Series A Preferred Stock elected to convert 3.0 million shares of Series A Preferred into 300,000 shares of Common Stock. As of December 31, 2025 and 2024, no shares of Series A Preferred Stock remained issued or outstanding.

Common Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 500,000,000 shares of Common Stock.

On January 2, 2024, the Company issued 143,648 shares of Common Stock as payment for the $0.4 million minimum payment to Streeterville related to principal and interest payments on the Streeterville Note.

From February 20, 2024 to July 29, 2024, the Company announced that it entered into multiple at-the-market purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 385,515 shares of unregistered Common Stock at a range of $2.42 – $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain at-the-market offering agreement, dated August 14, 2023 (the “Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement under the Offering Agreement for an aggregate of $4.9 million. The Company suspended the at-the-market offering from August 14, 2024 through April 17, 2025. On April 17, 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the Offering Agreement for an aggregate of $20,000,000. During the year ended December 31, 2024, the aggregate net cash proceeds to the Company from the ATM Purchases Agreements were approximately $1.6 million. During the year ended December 31, 2025, the Company sold an aggregate of 2,276,874 shares of its Common Stock shares for approximately $6.4 million, net of $0.2 million in transaction costs.

On February 27, 2024, the Company entered into an underwriting agreement with EF Hutton LLC (the “Representative”), as the representative of the several underwriters named therein, relating to an underwritten public offering of 500,000 shares of the Company’s Common Stock (the “February Shares”). The public offering price for each share of Common Stock was $3.00, and the underwriters purchased the shares of Common Stock at a price for each share of Common Stock of $2.76. Pursuant to the associated underwriting agreement, the Company also granted the Representative the option to purchase up to an additional 75,000 shares at $3.00 per share, which was also exercised. The aggregate net cash proceeds to the Company from the February 2024 offering were approximately $1.5 million after offering costs of approximately $0.6 million including the proceeds from exercise of representative options.

On February 29, 2024, the Company entered into a securities purchase agreement with an investor providing for the issuance and sale of 270,000 shares of Common Stock and warrants to purchase up to 270,000 shares of Common Stock (the “February Warrants”) at a price of $3.80 per share of Common Stock and accompanying warrant, which represented a 26.7% premium to the offering price in February 2024 Public Offering. The Common Stock and the February Warrants were offered pursuant to a private placement (the “February 2024 Private Placement”) under Section 4(a)(2) of the Securities Act of 1933, as amended. The aggregate net cash proceeds to the Company from the February 2024 Private Placement were approximately $1.0 million.

On April 18, 2024, the Company entered into an underwriting agreement (the “April Underwriting Agreement”) with the Representative, as the representative of the several underwriters named therein (the “April Underwriters”), relating to an underwritten public offering (the “April 2024 Public Offering”) of 607,000 shares (the “April Shares”) of Common Stock. The public offering price for each share of Common Stock was $3.30. Pursuant to the April Underwriting Agreement, the Company also granted the Representative a 45-day option to purchase up to an additional 91,050 shares (the “April Option Shares”) of the Common Stock on the same terms as the April Shares sold in the April 2024 Public Offering (the “April Over-Allotment Option”). On April 19, 2024, the Offering closed. Net proceeds from the April 2024 Public Offering were approximately $1.6 million after offering costs of approximately $0.4 million. On May 23, 2024, the April Underwriters of the previously announced underwritten public offering of the Company exercised their option in accordance with the April Underwriting Agreement, dated April 18, 2024, by and between the Company and the Representative, as representative of the several underwriters named therein, to purchase up to an additional 91,050 shares of the Company’s Common Stock, at the public offering price of $3.30 per share (the “April Overallotment Exercise”). The April Over-Allotment Exercise was exercised in full and closed on May 23, 2024. The net cash proceeds to the Company from the April Overallotment Exercise were approximately $0.2 million which include offering costs of less than $0.1 million.

On August 28, 2024, the Company issued 20,000 shares of Common Stock in relation to consulting services performed by a third party. The fair value of the Common Stock on the date of issuance was less than $0.1 million.

During the year ended December 31, 2024, Anson converted $4.2 million of principal and interest of the First Tranche Note into Common Stock, resulting in the issuances of 3,676,796 shares of Common Stock valued at $5.5 million based on the market price of the Common Stock at the date of Common Stock issuance resulting in a loss on conversion of $1.3 million (see Note 9).

On January 27, 2025, the Company entered into a securities purchase agreement (the “First RD Purchase Agreement”) with Anson for the sale by the Company of 1,215,278 shares (the “First RD Shares”) of Common Stock, at a purchase price of $2.88 per share, in a registered direct offering (the “First Registered Direct Offering”). Concurrently, the Company also sold unregistered Common Stock purchase warrants (the “First RD Warrants”) to Anson to purchase up to an aggregate of 1,215,278 shares of Common Stock, in a private placement. Subject to certain beneficial ownership limitations, the First RD Warrants were immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the First RD Warrants. The closing of the sales of these securities under the First RD Purchase Agreement occurred on or about January 29, 2025, resulting in net proceeds to the Company of approximately $3.3 million after transaction costs. A grant date fair value of $4.0 million of the warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). As the fair value of the liabilities exceeded the net proceeds received of $3.3 million, the Company recognized the excess as a loss upon issuance of First RD Shares of $0.7 million which is included in other expense (income) in the consolidated statement of operations for the year ended December 31, 2025.

On August 18, 2025, the Company entered into a securities purchase agreement (the “Second RD Purchase Agreement”) with certain accredited investors for the sale of an aggregate of 3,959,999 shares of the Company’s Common Stock, at a purchase price of $1.65 per share (the “Second Registered Direct Offering”). The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. Concurrently, the purchasers of the entered into Lock-Up Agreements with the Company, pursuant to which they agreed not to sell, transfer, or otherwise dispose of the shares of Common Stock, subject to certain exceptions, without the prior written consent of the Company until August 19, 2026.

On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of Common Stock, the Company issued 303,819 shares of Common Stock Consideration Shares and 303,819 of warrants (“Consideration Warrants”) to Anson in accordance with the terms of the CWA. As a result of this adjustment, the exercise price of the RD Warrants was updated to $2.30 as of March 20, 2025. The Consideration Shares, being equity-classified, were recognized at fair value with credit to Common Stock and additional paid in capital. The Consideration Warrants, liability-classified under ASC 815-40, were initially recognized at fair value, with changes in fair value subsequently recognized through earnings. In accordance with the CWA, the Company recorded loss on issuance of the Consideration shares and the Consideration Warrants in total of $1.28 million recognized within other expense (income) during the year ended December 31, 2025, within accompanying consolidated statements of operations and comprehensive loss.

As previously mentioned, during the year ended December 31, 2025, Anson converted the remaining $1.3 million of principal and interest of the First Tranche Notes, and all of the principal and interest on the Second and Third Tranche Notes ($5.8 million and $5.5 million, respectively) into Common Stock, resulting in the aggregate issuances of 7.3 million shares of Common Stock valued at $18.9 million and loss on conversion of $6.2 million. No Anson Notes remained outstanding as of December 31, 2025. (See Note 9).

On May 15, 2025, the Company granted 75,000 shares of fully vested Common Stock to a Licensor in accordance with the Amendment to the Exclusive SHMH License Agreement (see Note 10). The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.08 and an aggregate of approximately $0.2 million was recorded as expense within the accompanying consolidated statement of operations for the year ended December 31, 2025.

On July 17, 2025, the Company granted 150,000 shares of fully vested Common Stock to a vendor in accordance with the vendor agreement. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $3.00 and an aggregate of approximately $0.45 million was recorded as prepaid expense and amortized over the service period as expense within the accompanying consolidated statement of operations for the year ended December 31, 2025.

On September 30, 2025, the 1,870,960 shares underlying the Anson Warrants, that were issued with the original convertible notes, were exercised for cash proceeds of $3.09 million. The fair value of the exercised warrants, which were initially recorded as warrant liability, was determined to be $5.37 million as of the exercise date, resulting in a gain of $5.37 million upon settlement of these warrant liabilities exercises, representing the difference between the fair value of the exercised Anson warrants and the cash proceeds received. The gain on Anson warrants exercised was recognized within other expense (income) for the year ended December 31, 2025.

Warrants

Substitute Warrants – Liability

On May 24, 2021, the Company completed the merger (“Merger”) under the Agreement and Plan of Merger dated December 13, 2020, as amended, among the Company (formerly Big Rock Partners Acquisition Corp.), NeuroRx, Inc., and Big Rock Merger Corp., a wholly owned subsidiary of our company. In the transaction, Big Rock Merger Corp. merged with and into NeuroRx, with NeuroRx continuing as the surviving entity. In connection with the Merger in 2021, each warrant to purchase shares of Common Stock of NRx that was outstanding and unexercised immediately prior to the effective time (whether vested or unvested) was assumed by Big Rock Partners Acquisition Corp. (BRPA) and converted into a warrant, based on the exchange ratio (of 0.316), that will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former warrant (the “Substitute Warrants”). There were 3,792,970 warrants outstanding and unexercised at the effective time. As these Substitute Warrants meet the definition of a derivative as contemplated in FASB ASC Topic 815, based on provisions in the warrant agreement related to the Earnout Shares Milestone and the Earnout Cash Milestone and the contingent right to receive additional shares for these provisions, the Substitute Warrants were recorded as derivative liabilities on the consolidated balance sheet and measured at fair value at inception (on the date of the Merger) and at each reporting date in accordance with FASB ASC Topic 820, with changes in fair value recognized in the statements of operations in the period of change. Refer to Note 13 for further discussion of fair value measurement of the warrant liabilities.

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

During the years ended December 31, 2025 and 2024 no Public Warrants were exercised. The outstanding balance of these public warrants remains in equity. At December 31, 2025 and 2024, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants – Liabilities

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its consolidated balance sheets as of December 31, 2025 and 2024. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period. The Company recognized a gain on the change in fair value of the Private Placement Warrants for each of the years ended December 31, 2025 and 2024 of less than $0.1 million, respectively.

See Note 13 for discussion of the fair value measurement of the Company’s warrant liabilities.

Warrants – Equity

As discussed above, on February 29, 2024, in conjunction with the sale of 270,000 shares of Common Stock, the Company issued warrants to purchase up to 270,000 shares of Common Stock. The allocated fair value of $0.5 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.59, exercise price of $3.80, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%).

On February 28, 2024, the Company issued to the Representative 5-year warrants to purchase up to 25,000 shares of Common Stock. The allocated fair value of $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%).

On March 5, 2024, the Company issued Underwriter’s warrants to purchase up to 3,750 shares of Common Stock. A fair value of less than $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.12%, and expected dividend rate of 0%).

On April 19, 2024, the Company issued to Underwriter’s the Representative 5-year warrants to purchase up to 30,350 shares of Common Stock. A fair value of less than $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.04, exercise price of $3.63, term of 5 years, volatility of 178.10%, risk-free rate of 4.66%, and expected dividend rate of 0%).

On May 23, 2024, the Company issued Underwriter’s warrants to purchase up to 4,553 shares of Common Stock. A fair value of less than $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.62, exercise price of $3.63, term of 5 years, volatility of 178.10%, risk-free rate of 4.52%, and expected dividend rate of 0%).

Alvogen Warrants – Equity

In conjunction with the amended Licensing Agreement with Alvogen discussed in Note 8, on February 7, 2024 the Company issued warrants to purchase up to 419,598 shares of Common Stock. A fair value of $1.3 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $4.10, exercise price of $4.00, term of 3 years, volatility of 138.0%, risk-free rate of 4.2%, and expected dividend rate of 0.0%). Upon termination of the License Agreement on June 21, 2024, the offsetting amount recorded within additional paid-in capital as an unfunded stock subscription receivable was expensed to research and development.

Anson Warrants – Liability

The Anson Warrants, originally issued in the Anson Purchase Agreement, are recognized as derivative liabilities in accordance with ASC 815, as certain settlement features included in the Anson Warrants are not indexed to the Company's own stock, and therefore preclude equity classification. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period, and any change in fair value is recognized in the Company’s consolidated statements of operations. The Anson Warrants are measured at fair value using a Black-Scholes model, and all warrant liabilities are classified as current liabilities on the Company's consolidated balance sheets.

On August 14, 2024, in conjunction with the issuance of the First Tranche Notes, the Company issued 5-year warrants to purchase up to 1,349,305 shares of the Common Stock with a grant date fair value of $2.1 million considering all relevant assumptions current at the date of issuance (i.e., share price of $1.86, exercise price of $2.42, term of five years, volatility of 122%, and risk-free rate of 3.67%, and expected dividend rate of 0%).

On October 10, 2024, in conjunction with the issuance of the Second Tranche Notes, the Company issued 5-year warrants to purchase up to 1,846,128 shares of Common Stock with a grant date fair value of $1.9 million considering all relevant assumptions current at the date of issuance (i.e., share price of $1.38, exercise price of $1.76, term of five years, volatility of 105%, and risk-free rate of 3.91%, and expected dividend rate of 0%).

On January 28, 2025, in conjunction with the issuance of the Third Tranche Notes, the Company issued warrants to purchase up to 862,699 shares of Common Stock with a grant date fair value of $2.5 million considering all relevant assumptions current at the date of issuance (i.e., share price of $3.55, exercise price of $3.78, term of five years, volatility of 113%, risk-free rate of 4.33%, and expected dividend rate of 0%).

In 2025, in connection with the Second RD Purchase Agreement, and pursuant to the full ratchet anti-dilution provisions contained in the Anson financing agreements, the exercise price of all Anson Warrants were each adjusted to $1.65 per share and the number of shares underlying the Anson Warrants was increased by an aggregate of 1,870,960 shares of common stock. The effect of the full ratchet trigger was $5.7 million and was reflected as part of the change in fair value of warrant liabilities on the statement of operations.

The holders of Anson Notes and Anson Warrants, in accordance with an agreement entered into with Anson on September 30, 2025, agreed to, among other things, i) certain trading volume limitations, and ii) a partial exercise of previously issued Anson Warrants for cash. Specifically, if the closing stock price of the Company’s common stock as reported on the Principal Market (as defined in the August 2024 Purchase Agreement) is below $3.25 on any trading day, Anson may not sell, dispose of, or otherwise transfer, in the aggregate, more than 12.5% of the composite daily trading volume of the Company’s common stock on that trading day. In accordance with the agreement, 1,870,960 shares of underlying Anson Warrants, which were issued with the original convertible notes, were exercised on September 30, 2025, for cash proceeds of $3.1 million. The fair value of the exercised Anson Warrants liabilities was determined to be $5.4 million as of the exercise date, resulting in a gain of $5.4 million recognized within other (income) expense, representing the difference between the fair value of the exercised Anson Warrants and the cash proceeds received.

RD Warrants – Liabilities

As discussed above, on January 29, 2025, in conjunction with the issuance of the First RD Shares, the Company issued the First RD Warrants to purchase up to 1,215,278 shares of Common Stock which were classified as a liability, with a grant date fair value of $4.0 million determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). As the fair value of the liabilities exceeded the net proceeds received of $3.3 million, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of $0.7 million which is included in other expense (income) in the consolidated statement of operations for the year ended December 31, 2025.

Consideration Warrants – Liability

As discussed above, on March 20, 2025, in conjunction with the issuance of the Consideration Shares, the Company issued Consideration Warrants to purchase up to 303,819 shares of Common Stock which were classified as a liability. The grant date fair value was estimated to be $0.6 million utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%).

As of December 31, 2025, the aggregate fair value of all liability classified warrants, which include Substitute Warrants, Assumed Private Placement Warrants, Anson Warrants, First RD Warrants and Consideration Warrants, was $15.9 million. The Company recognized a loss on the change in fair value of the liability classified warrants for the year ended December 31, 2025 of approximately $5.0 million. In addition, the Company recognized a gain of $5.4 million upon the exercise of Anson Warrants, representing the difference between the fair value of the exercised warrant liabilities and the cash proceeds received. Refer to Note 13 for discussion of the fair value measurement of the Company’s warrant liabilities.

The following table provides the activity for all warrants for the respective periods.

				Aggregate
		Weighted	Weighted	Intrinsic
		Average	Average	Value
	Total Warrants	Remaining Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2023	3,321,499	3.91	$23.01	$180
Issued	3,948,484	4.71	2.04	—
Expired	(96,417)	—	—	—
Outstanding as of December 31, 2024	7,173,766	3.77	$17.20	$80
Issued	4,252,758	5.00	1.78	—
Exercised	(1,870,962)	5.00	1.65	—
Expired	(195,852)	—	—	—
Outstanding as of December 31, 2025	9,359,710	3.17	$7.77	$492

Note 12. Stock-Based Compensation

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

2021 Omnibus Incentive Plan

As of December 31, 2025, 1,050,809 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2025, 95,528 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023, the first amendment to the 2021 Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the 2021 Plan to be equal to 100% of the Share Pool. As of December 31, 2025, an aggregate 1,005,644 shares of Common Stock have been awarded net of forfeitures, and no shares of Common Stock remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

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

On July 25, 2025, the Company issued 44,865 stock options. These shares have a vesting term of two years, an expiration date of ten years from the grant date and were valued at approximately $0.1 million as of the grant date.

The stock options granted during the year ended December 31, 2025 were valued utilizing the Black-Scholes options pricing model with the following inputs: $1.78-3.00 of stock price, 3.91%-4.31% risk-free rate, 156.0%-126.76% volatility, 0% dividend rate, and the expected term of 3-6 years.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	life (in	value (in
	shares	price	years)	thousands)
Outstanding as of December 31, 2023	264,983	$18.30	7.7	$75
Options granted	—	—	—	—
Forfeited/Expired	(143,150)	—	—	—
Outstanding as of December 31, 2024	121,833	22.36	7.0	—
Options granted	591,865	1.93	10.0
Forfeited/Expired	(126,343)	—	—	—
Outstanding as of December 31, 2025	587,355	$6.10	8.6	$365
Options vested and exercisable as of December 31, 2025	147,953	$18.62	8.0	$—

Stock-based compensation expense related to stock options was $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $0.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.13 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

		Weighted
		Average Grant
		Date Fair
	Awards	Value
Balance as of December 31, 2023 (unvested)	124,166	$5.20
Granted	—
Vested	(90,833)	$4.64
Forfeited	(33,333)	$5.20
Balance as of December 31, 2024 (unvested)	—	—
Granted	32,895	$3.04
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2025 (unvested)	32,895	$3.04

On October 22, 2025, the Company granted 32,895 restricted shares of Company’s common stock of to an employee in accordance with Medical Director Agreement. The shares were valued at approximately $100 thousand based on the closing price of NRx Common Stock on October 16, 2025 of $3.04 per share. The Restricted Stock vests in equal tranches over a three-year period, with each tranche vesting on the day prior to each anniversary of the effective date. The related stock-based compensation expense is being recognized over the vesting period.

On July 12, 2022, the board of directors (the “Board”) granted an award of 100,000 restricted shares of the Company as an inducement to the then newly appointed (former) chief executive officer, which was being vested over a three-year period. In October 2024, the (former) chief executive officer announced his resignation, and as a result, all unvested RSAs were forfeited.

On December 28, 2023, the Company granted 57,500 RSAs to a consultant for services provided. The RSAs vested after six months from the grant date. The shares were valued on the grant date based on the quoted price of $4.60 or approximately $0.3 million, which was amortized over the vesting term.

Stock-based compensation expense related to RSAs was less than $0.1 million and less than $0.3 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Years ended December 31,
	2025	2024
Stock-based compensation expense
General and administrative	$144	$387
Research and development	36	100
Total stock-based compensation expense	$180	$487

Note 13. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2025 and 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services, and warrants issued with the Convertible Notes are estimated based on the Black-Scholes model. The fair value of the convertible notes payable was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	December 31, 2025	December 31, 2024

Assets:
Money Market Account	1	$403	$487

Liabilities:
Warrant liabilities (Note 11)	3	$12,304	$5,639
Convertible note payable and accrued interest, current (Note 9)	3	$—	$1,246
Convertible note payable and accrued interest, non-current (Note 9)	3	$—	$5,011

Convertible Note Payable - Streeterville

The following table sets forth a summary of the changes in the fair value of the Convertible Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of the Note as of December 31, 2023	$9,161
Conversions and repayments of principal and interest (cash)	(7,850)
Conversions and repayments of principal and interest (shares)	(400)
Default penalty	850
Fair value adjustment through earnings	1,761
Fair value of the Note as of December 31, 2024	$—
Convertible note payable - current portion	$—
Convertible note payable, net of current portion	$—

During the year ended December 31, 2024, the Streeterville Note was repaid in full and the outstanding balance was $0 as of December 31, 2024.

Convertible Note Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson Convertible Notes that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31,
	2024
Stock price on valuation date	$2.20
Time to expiration	0.87	–	1.03
Notes market interest rate	11.80%
Equity volatility	120.7%	–	135.0%
Risk-free rate	4.20%
Probability of default	0%

The following table sets forth a summary of the changes in the fair value of the Anson Note categorized within Level 3 of the fair value hierarchy (in thousands):

Fair value of Anson Notes as of December 31, 2024	$6,257
Fair value of Anson III Note at issuance	2,522
Conversion and repayments of principal and interest (shares)	(12,718)
Fair value adjustment through earnings	3,939
Fair value of Anson Notes as of December 31, 2025	$—

Convertible note payable as of December 31, 2025 - current portion	$—
Convertible note payable as of December 31, 2025, net of current portion	$—

Fair value of the Anson I and II Notes at issuance (during 2024)	$6,034
Conversions and repayments of principal and interest (shares)	(4,190)
Fair value adjustment through earnings	4,413
Fair value of Anson Notes as of December 31, 2024	$6,257

Convertible note payable as of December 31, 2024 - current portion	$1,246
Convertible note payable as of December 31, 2024, net of current portion	$5,011

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

The weighted-average significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31, 2025			December 31, 2024
Stock price on valuation date	$2.71			$2.20
Exercise price per share	$1.65	–	11.50	$2.08
Expected life	0.39	–	3.62	4.69
Volatility	80.52	–	118.80%	111%
Risk-free rate	3.61	–	3.64%	4.37%
Dividend yield	0.0%			0.0%
Fair value of warrants	$0.01	–	2.22%	$1.76

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2023	$17
Initial recognition of issuance of warrants	3,965
Change in fair value of warrant liabilities	`1,657
Balance as of December 31, 2024	$5,639
Initial recognition of issuance of warrants	7,108
Change in fair value of warrant liabilities	4,926
Fair Value of Anson warrants exercised	(5,369)
Balance as of December 31, 2025	$12,304

Assets that are measured at fair value and classified as level 3 on a non-recurring basis are as follows (in thousands):

Description	September 8, 2025
Trade name	$311
Customer relationships	$673
Goodwill	$1,793

All these assets were measured at the acquisition dates in conjunction with the Dura acquisition.

The significant unobservable inputs used in our level 3 fair value measurements during the year ended December 31, 2025 are as follows:

Areas	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Trade name	Relief-from-Royalty Method	Royality Rate	5%
Revenue Growth Rate	10% average through FY2030, 8% thereafter
Discount rate	25%
Income tax rate	26.5%
Economic useful life (yrs)	8
Customer relationship	Multi-Period Excess Earnings Method (MPEEM)	Royalty rate	5%
Revenue Growth Rates	10% average through FY 2028
Expense Growth Rates	3%
Contributory Assets’ Charges as % from revenue	0.2	–	0.7%
Business development expense for new customers	4%
Distributor EBITA margin for customer relationships	4%
Discount rate	27%
Income tax rate	26.5%
Economic useful life (yrs)	3

Note 14. Segment Reporting

On September 8, 2025, HOPE completed the previously announced acquisition of Dura, and a revenue-generating clinical organization. Following the acquisition, the Company began generating patient service revenue through Dura’s operations. As a result, the Company now operates in two reportable segments, consistent with the manner in which the Chief Executive Officer, who is designated as the Company’s CODM, evaluates the Company’s performance and allocates resources. The Company’s operations consist of (i) the development of novel therapeutics for the treatment of central nervous system disorders, including suicidal depression, chronic pain, PTSD, and schizophrenia, and (ii) the operation of a clinical services business through Hope.

The Company generated $1,445 thousand in revenues during the year ended December 31, 2025. The revenue for the year ended December 31, 2025 represents the revenue generated from Dura. The CODM evaluates performance based on operating expenses and monitors key expense categories related to the Company’s research and development activities, as well as general and administrative functions. While the Company has commenced revenue‑generating activities, operating expenses remain a primary focus of management given the Company’s ongoing investment in research and development and corporate infrastructure.

The CODM does not separately evaluate performance by geographic region or product line, as the Company has limited operations due to the current liquidity and funding of the Company. The Company’s operations are conducted solely within the U.S.

Significant Segment Information

All of the Company’s assets relate to these two operating segments, see the accompanying balance sheets below.

All of the Company’s operating expenses, which consist of cost of patient services, research and development, general and administrative expenses, and depreciation and amortization expenses, relate to this single operating segment, see the accompanying statements of operations.

The following table reconciles the loss from operations to total loss for the years ended December 31, 2025 and 2024 (in thousands):

			For the years
			ended
			December 31,
	NRx	Dura	2025	2024
Expense Category
Loss from operations	$(16,137)	$(87)	$(16,224)	$(18,502)
Interest income	(8)	(4)	(12)	(44)
Interest expense	671	—	671	230
Change in fair value of convertible notes payable	3,939	—	3,939	2,654
Change in fair value of warrant liabilities	4,926	—	4,926	1,657
Loss on issuance of Registered Direct Offering	730	—	730	—
Loss on Consideration Shares and Warrants	1,277	—	1,277	—
Convertible note default penalty	—	—	—	849
Loss on convertible note conversions	6,201	—	6,201	1,278
Loss on equity method investments	35	—	35	—
Gain on exercise of warrants	(5,369)	—	(5,369)	—
Net loss	$(28,539)	$(83)	$(28,622)	$(25,126)

Long-lived assets consist of furniture and equipment which are included in furniture and equipment, net in the balance sheet. Long-lived assets by year are as follows (in thousands):

	NRx	Dura	December 31, 2025	December 31, 2024
Medical equipment	$—	$57	$57	$—
Computer equipment	29	3	32	29
Furniture and fixtures	—	4	4	—
Total PPE	$29	$64	$93	$29
Less: Accumulated depreciation	(23)	(7)	(30)	(19)
Net	$6	$57	$63	$10

Note 15. Income Taxes

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 in accordance with the guidance in ASU No. 2023-09 (in thousands, except percentages):

	Year ended		Year ended
	December 31,		December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
U.S. Federal statutory tax rate	$(6,010)	21%	$(5,335)	21%
State and local income taxes, net of federal income tax effect
Other state tax expense (benefits)[1]	(225)	0.79%	(43)	0.17%
State valuation allowance	225	(0.79%)	43	(0.17%)
Changes in valuation allowances	1,334	(4.66%)	4,757	(18.73%)
Non-taxable or non-deductible items	—	0%	—	0%
Stock & warrant compensation	2,125	(7.17%)	(566)	2.23%
Change in fair value of convertible notes and warrants	827	(2.89%)	905	(3.56%)
Gain and loss on notes conversion	1,570	(5.74%)	268	(1.06%)
Other	96	(0.34%)	(29)	0.12%
Other adjustments	58	(0.20%)	—	—%
Total	$—	—%	$—	—%

(1)	State taxes in Virginia comprise the majority (greater than 50%) of the tax effect in this category.

The components of income tax provision (benefit) are as follows for years ended December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Federal
Current	—	—
Deferred	(1,334)	(4,715)
Foreign
Current	—	—
Deferred	—	—
State and Local
Current	—	—
Deferred	(225)	(43)
Change in Valuation Allowance	1,559	4,758
Total	$—	$—

There were no income taxes paid or refunds received during the years ended December 31, 2025 and 2024.

The Company maintains a full valuation allowance on its net deferred tax asset and did not recognize an income tax benefit in the years ended December 31, 2025 and 2024 due to the uncertainty of future taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforwards	$44,410	$39,753
Common stock warrants	—	1,830
Section 174 capitalization	4,213	5,186
Stock-based compensation	1,715	2,034
Bonus accrual	59	119
Other	826	741
Goodwill	(8)	—
Amortization	8	—
Amortization of right-of-use assets	135	—
Lease liability	(135)	—
Depreciation	(2)	2
	51,221	49,665

Valuation allowance	(51,221)	(49,665)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2025 and 2024, the Company had federal net operating losses of approximately $207.5 million and $187.1 million and state net operating loss carryforwards of approximately $17.6 million and $10.2 million, respectively. The federal and state  net operating loss carryforwards generated in the tax years prior to 2018 will begin to expire, if not utilized, by 2035. Certain Net Operating Losses in these jurisdictions are not subject to expiration. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has recorded a valuation allowance of $51.2 million against its deferred tax assets at December 31, 2025 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of products or generation of revenue from product sales since inception.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the years ended December 31, 2025 and 2024 and in total, as of December 31, 2025 and 2024 has recognized penalties and interest of $0.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2025, open years related to all jurisdictions are 2024, 2023, 2022, and 2021.

The Company has no open tax audits with any taxing authority as of December 31, 2025.

Note 16. Business Acquisitions

Dura Medical, LLC

Transaction Overview

On September 8, 2025, HOPE, a wholly owned subsidiary the Company, completed the acquisition of Dura, a Florida-based behavioral health and interventional psychiatry practice with locations in Naples and Fort Myers, Florida. Dura was founded in 2018 and provides outpatient mental health treatment specializing in evidence-based therapies for treatment-resistant conditions, including depression, anxiety, PTSD, OCD, and chronic pain. Services include ketamine infusion therapy, Spravato® administration, TMS, Stellate Ganglion Blocks, psychotherapy, and medication management.

The acquisition aligns with the Company’s strategy to expand its clinical care delivery platform through HOPE and establish a multi-site network offering advanced interventional psychiatry services. Management expects the acquisition to accelerate revenue generation and provide a foundation for integrating proprietary therapeutics, including NRX-100 and NRX-101, upon FDA approval.

Consideration Transferred

The fair value of the consideration transferred was $3.52 million, consisting of cash consideration (subject to customary closing adjustments). The preliminary estimated working capital and other customary closing adjustments resulted in a decrease of approximately $0.3 million to the purchase price, which is included in the total consideration transferred.

The following items were determined to represent post-employment compensation under ASC 805 and ASC 718 and are excluded from the purchase price consideration:

●	Issuance of 6,188 Class A units of HTX as rollover equity subject to conditional vesting; and
●	Contingent consideration of up to $3.0 million payable over three years based on achievement of specified EBITDA performance targets.

These amounts will be accounted for as compensation expense in future periods as services are rendered.

In connection with the acquisition of Dura, the Company incurred total acquisition-related costs of approximately $0.1 million during the year ended December 31, 2025. These costs primarily consist of legal, accounting, consulting fees and a finder fee directly attributable to the transaction. These costs were expensed as incurred and are reflected in general and administrative expenses in the consolidated statements of operations.

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

The Company recorded all tangible and identifiable intangible assets acquired and liabilities assumed at their preliminary estimated fair values as of the acquisition date. The preliminary allocation is as follows:

Amount Recognized as of the Acquisition Date (In Thousands)
Assets assumed
Cash and cash equivalents	$536
Accounts receivable	251
Other current and non-current assets	453
Customer relationship	311
Trade name	673
Goodwill	1,793
Total assets acquired	4,017
Less: liabilities assumed	(495)
Net assets acquired	$3,522

Certain adjustments of approximately $0.1 million to the purchase price were recorded, decreasing the purchase price during the measurement period ended December 31, 2025. Changes to the provisional amounts recognized at the acquisition date—if based on new information about facts and circumstances that existed as of the acquisition—must be accounted for retrospectively during the measurement period.

Intangible Assets

The Company identified the following finite-lived intangible assets, which will be amortized on a straight-line basis over their estimated useful lives once finalized:

●	Trade Name – includes the “Dura Medical” name and associated trademarks.
●	Customer relationship – representing the value of established patient relationships and referral sources.

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

		Weighted Average
		Useful Life
	Fair Values	(Years)
Trade name and trademarks	$673	8.0
Customer relationships	311	3.0
Total intangible assets	984
Less accumulated amortization	(59)
Net carry value	$925

The Company incurred amortization expense of $89 thousand during year ended December 31, 2025.

As of December 31, 2025, the maturities of the Company’s intangible assets were as follows (in thousands):

2026	$188
2027	188
2028	158
2029	84
2030	84
Thereafter	223
Total	$925

Goodwill

Goodwill of approximately $1.8 million represents the excess of the purchase consideration over the fair value of net assets acquired and was recognized in connection with the acquisition. None of the goodwill is expected to be deductible for tax purposes. The goodwill is assigned to the Dura subsidiary. The goodwill primarily represents expected synergies, assembled workforce, and future growth potential. No goodwill arose from step acquisitions or non-controlling interests.

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

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Dura included in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2025, as if the acquisition was made on January 1, 2025, and operations for the year ended December 31, 2024, as if the Acquisition had occurred on January 1, 2024. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on January 1, 2024, is as follows (in thousands):

	(Unaudited)
	For the year ended December 31,	For the year ended December 31,
	2025	2024
Revenue	$4,097	$3,261
Net loss	$(28,136)	$(24,851)

The unaudited pro forma results for the years ended December 31, 2025 and 2024, include material nonrecurring adjustments of $0.1 million and $0.2 million, respectively, related to the amortization of intangible assets acquired in connection with the Dura acquisition and approximately $0.1 million related to the finders’ fees incurred and earned upon closing of the transaction. Net patient service revenue and net loss attributable to Dura for the year ended December 31, 2025, and included in the Company’s consolidated statement of operations, were $1.2 million and $0.1 million, respectively.

Note 17. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (Glytech), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, the co-founder and a former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During the years ended  December 31, 2025 and 2024, the Company paid Glytech $0 and $0.3 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

The Fourth Amendment to the Glytech Agreement, effective as of December 31, 2020, includes an equity value-triggered transfer of Excluded Technology from Glytech to the Company. The Excluded Technology is defined in the Glytech Agreement as any technology, and any know-how related thereto, covered in the licensed patents that do not recite either DCS or lurasidone individually or jointly. This definition would cover pharmaceutical formulations, including some that the Company considers “pipeline” or “future product” opportunities, which contain a combination of pharmaceutical components different from those contained in NRX-100 and NRX-101. On November 6, 2022 the Glytech Agreement was amended whereby Glytech agreed to transfer and assign the remainder of the Licensed Technology and the Excluded Technology to the Company for no additional consideration at any time upon receipt of written notice from the Company if, on or prior to June 30, 2024, (i) the value of the Glytech equity holdings in the Company (the “Glytech Equity”) has an aggregate liquidity value of at least $50 million for twenty (20) consecutive trading days immediately preceding any given date and (ii) there are no legal or contractual restrictions on selling all of the securities represented by the Glytech Equity then applicable to Glytech (or reasonably foreseeable to be applicable to Glytech within the following twenty trading days).

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major stockholder of the Company and a member of the Board. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as chief executive officer under an employment agreement with the Company until March 8, 2022 and currently serves under a consulting agreement with the Company as Chief Scientist thereafter and received compensation of $0.8 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively.

On March 29, 2023, the consulting agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Javitt Consulting Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the Board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. The annual discretionary bonus for 2024, if any, may be approved by the board in 2025 and is payable in March 2025, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of December 31, 2025 and 2024, the annual discretionary bonus of $0.2 million and $0.2 million is accrued and included within accrued and other current liabilities on the consolidated balance sheets, respectively.

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s chief executive officer who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.2 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively. These services are ongoing.

Included in accounts payable were $0.3 million and less than $0.1 million due to the above related parties as of December 31, 2025 and 2024, respectively.

Consulting Agreement with Michael Taylor

In June 2024, the Company entered into a consulting agreement with Michael Taylor (the “Taylor Consulting Agreement”), who was subsequently appointed to the Company’s Board of Directors in January 2025. Pursuant to the Taylor Consulting Agreement, Michael Taylor provides capital formation and strategic advisory services in support of the Company’s development of HOPE Therapeutics, including advising on the Company’s initial funding efforts for HOPE Therapeutics, assisting with outreach to family offices and similar investors, and supporting the identification and retention of a brand ambassador. During the years ended December 31, 2025 and 2024, the Company made cash payments to Michael Taylor totaling $120 thousand and $100 thousand, respectively, in connection with the Taylor Consulting Agreement.

Naples Lease Operating Agreement

The Company leases its Naples clinic from Dura Properties, LLC, an entity owned and controlled by Dura’s former sole member. Following the acquisition on September 8, 2025, the former sole member became a director and minority shareholder of the Company. As a result, the related-party lease right-of-use (“ROU”) asset and operating lease liability were measured as of the acquisition date in accordance with FASB ASC 805, Business Combinations, as if the lease were a new lease as of that date. Total payments made under the lease agreement during the year ended December 31, 2025, were approximately $29 thousand.

Note 18. Investment in Cohen and Associates:

On October 17, 2025, the Company, through its subsidiary HOPE, completed the acquisition of a strategic, minority ownership interest in Cohen & Associates, LLC, a Florida limited liability company (Cohen & Associates), for cash consideration of $432 thousand. The investment was acquired pursuant to a Membership Interest Purchase Agreement dated October 17, 2025, by and among HOPE, Cohen LLC, and Rebecca S. Cohen, MD, which includes customary representations, warranties, indemnification provisions, and certain post‑closing adjustments.

The Company accounts for its investment in Cohen & Associates under the equity method of accounting, as the Company has the ability to exercise significant influence over Cohen & Associates but does not control the entity. The investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of Cohen & Associates’ net income or loss, which is included in equity method loss in the accompanying statements of operations for the year ended December 31, 2025 in the amount of $35 thousand. As of December 31, 2025 the carrying value of the equity method investment was $397 thousand.

Note 19. Subsequent Events

From  February 18, 2026 through March 23, 2026, the Company sold an aggregate of 1,195,290 shares of its common stock shares in connection with the at-the-market offering for approximately $2.1 million, net of less than $0.05 million in offering costs.

On January 27, 2026, the Company issued 100,000 stock options. These shares have a vesting term of three years, an expiration date of ten years from December 1, 2025.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosure

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of December 31, 2025 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

(c) Management’s Report on Internal Control over Financial Reporting

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

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth, as of the date of this Annual Report on Form 10-K, certain information regarding our current executive officers and directors who are responsible for overseeing the management of our business.

Name	Age	Position

Jonathan Javitt, M.D., M.P.H.	69	Chairman, Chief Executive Officer and Chief Scientist
Joseph Casper	75	Chief Operating Officer
Michael Abrams	55	Chief Financial Officer and Treasurer
Patrick J. Flynn	77	Director
Chaim Hurvitz	65	Director
Dennis McBride	72	Director
Michael Taylor	51	Director

Executive Officer and Director Biographies

Jonathan Javitt, M.D., M.P.H. Dr. Javitt, founder of the Company, serves as our Chairman, Chief Executive Officer and Chief Scientist. Dr. Javitt additionally served as the Company’s Chief Executive Officer (“CEO”) from May 2021 until March 2022 and was elected Chairman in December 2023. He was the Co-founder, Chairman, and CEO of NeuroRx, Inc., which merged with the Company in May 2021. He participated in leading drug and medical device development and commercialization projects for Allergan, Alcon, Eyetech, Merck, Novartis, Pfizer, and Pharmacia and has led the Company’s regulatory and clinical development efforts from their inception. He has played leadership roles in seven successful healthcare IT and biopharma start-up companies. He was appointed to healthcare leadership roles under President Ronald Reagan, George H.W. Bush, Clinton and George W. Bush. During the Reagan and Bush ‘41 administrations, he was designated as an Expert Consultant to the Department of Health and Human Services. President Clinton designated him as a Special Government Employee of the White House Executive Office of the President to serve on the 1993 Health Reform Task Force. Under President George W. Bush, he was commissioned to lead the Healthcare Committee of the President’s Information Technology Advisory Committee and to serve as a Special Employee of the Undersecretary of Defense. Dr. Javitt has published more than 200 scientific works in the areas of health outcomes and pharmacoeconomics that have been cited more than 31,000 times. Dr. Javitt holds an A.B. with Honors from Princeton University, an M.D. from Cornell University and a Masters of Public Health from the Harvard Chan School of Public Health which designated him an Alumnus of Merit. He continues to serve as an adjunct Professor of Ophthalmology at the Johns Hopkins School of Medicine and as a Senior Fellow of the Potomac Institute for Policy Studies.

We re-elected Dr. Javitt to serve as Chairman, based on his substantial practical experience and expertise in drug development and his prior leadership in multiple private and public sector organizations.

Joseph Casper. Mr. Casper has served as our Chief Operational Officer since January 2026. Mr. Casper brings 35 years of experience in the healthcare industry to the Company’s leadership team. Prior to joining the Company, Mr. Casper has held various senior leadership positions. Mr. Casper has served in consulting leadership positions with Deloitte and First Consulting Group, where he advised large organizations and academic medical centers. His professional experience also includes work with major payer and provider organizations, including Kaiser Permanente and Anthem. He also worked extensively with academic medical centers such as the University Medical Center, Cleveland, Ohio. Mr. Casper is the co-inventor of an early medical record aggregation platform that ultimately scaled to serve more than 15 million patients. Between 2016 to 2021, he served on the board of directors of Ingine Inc., a healthcare artificial intelligence company. Since 2019, he has been serving on the board of directors of ThriveWell Tech, a company focused on senior living technologies. Further, since 2021, he has been serving on the board of directors of Touro University, supporting physician and nursing education through its Colleges of Osteopathic Medicine and Health and Human Services. Additionally, since 2022, he has been serving on the board of directors of SureTest, Inc., a company that develops and delivers intelligent test automation solutions for health systems and enterprise software environments. Between March 2023 and August 2025, Mr. Casper served as the Chief Strategy Officer of Ryte AI, artificial intelligence-powered healthcare data analytics platform. Previously, Mr. Casper served a two-year term as Chairman of the Leukemia Society, Northwest Chapter. His experience spans organizations ranging from early-stage companies to multi-billion-dollar enterprises.

Mr. Casper brings decades of healthcare industry experience as an executive, advisor and director, which is expected to add value in the ongoing development of the Company and planned growth of Hope Therapeutics.

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

Patrick J. Flynn. Mr. Flynn has served as a member of our Board since May 2021, and is the Chair of our Audit Committee and Compensation Committee. Mr. Flynn previously served on the board of directors of NeuroRx, Inc., the predecessor to our company. and. Mr. Flynn is an entrepreneur with more than 35 years of senior executive experience. He has provided leadership to numerous successful organizations including start-ups and growth-stage companies and has served in a variety of roles, including Executive Chairman, board member, CEO, COO, CFO and advisor. Additionally, Mr. Flynn served as an advisor to Good Measures where he was previously COO and responsible for the day-to-day operations of the company’s innovative approach to healthcare and nutrition services. Prior to joining Good Measures, Mr. Flynn was the co-founder of Predilytics, Inc. and served as Executive Chairman. Before joining Predilytics, Mr. Flynn contributed his expertise as COO and then as CEO to Health Dialog, where he helped build the business from an early-stage healthcare services organization and led its successful exit to BUPA, a global insurance company. Prior to this role, Flynn was a co-founder of Symmetrix, a management consulting firm specializing in healthcare and financial services. Mr. Flynn began his career with Bank of America where he held several positions over the course of 15 years, including Vice President of World Banking and Vice President of Risk Management. Mr. Flynn earned his B.S. in Finance from the Wharton School at the University of Pennsylvania.

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

Dennis McBride, Ph.D. Dennis McBride, Ph.D., joined the Board in June 2024. Dr. McBride currently serves as the Chair of our Nominating and Corporate Governance Committee and has served as a research professor at Virginia Tech since May 2021. Dr. McBride has led numerous national and international initiatives in neuroscience and its interface with information technology, national security, and medical technology/drug development within the federal government, three of which are now multi-billion dollar enterprises. Dr. McBride also served as Director of the Acquisition and Innovation Research Center for the Department of Defense from February 2022 to February 2024, and as Vice President of Strategy and Innovation at Source America from December 2015 to December 2020. Dr. McBride began his career as a medical scientist in Naval Aviation and ergonomics and served in eight nationally prominent laboratories, including the Defense Advanced Research Projects Agency (DARPA), Naval Aerospace Medical Research Lab, Naval Research Lab, the Office of Naval Research, and the Naval Medical Research Institute. Upon retiring as a highly decorated senior officer (O-6), he assumed leadership of the Potomac Institute for Policy Studies, where he continues to serve as President Emeritus. Following his ten-year term, he was recruited back to the National Defense University to lead the Center for Technology and National Security Policy, culminating his government career as a Senior Executive-4 (Civilian equivalent to Rear Admiral/Vice Admiral). Dr. McBride has served as an adviser to Cabinet Secretaries, U.S. Congressional Committees, and to corporate C-Suite executives. His educational background includes formal enrollment at the University of Georgia, Naval Aerospace Medical Institute (flight surgeon school), the University of Southern California, the London School of Economics, and Harvard Business School, earning a Ph.D. in experimental psychology, four master’s degrees, and an additional postdoctoral education in aviation medicine, systems engineering science, and strategic disruption. He has published widely and was elected by faculty in 1999 to full professor. Dr. McBride has served at multiple universities in colleges of Arts & Sciences, Engineering, Public Policy, and Medicine. For the past 12 years, Dr. McBride has served as an adjunct Professor at Georgetown University School of Medicine and co-Director of Georgetown’s Regulatory Science Program.

We selected Dr. McBride to serve as a director because he brings decades of high-level science experience to the Board. In addition, Dr. McBride brings important new relationships to the Company that have, and will continue to add value to the execution of the Company’s business plan.

Michael Taylor. Michael Taylor was appointed to the Board in January, 2025. Mr. Taylor is a 25-year veteran in the global credit business, focused on special situations and capital formation, and currently serves as a consultant to Hope Therapeutics, Inc., a wholly-owned subsidiary of the Company. Mr. Taylor previously served as a Partner of the Adi Dassler International Family office wealth advisory firm from August 2016 to February 14, 2023, as Managing Director at Oppenheimer & Co. Inc. from June 2011 to August 2016, a New York-based full-service brokerage and investment bank, focusing on complex debt structuring and transactions and multijurisdictional capital formation, and as Managing Director of Institutional Fixed Income Trading and Alternative Investments at Stone & Youngberg LLC, a private investment firm, from July 2004 to June 2011. Mr. Taylor began his career with Morgan Stanley as a Bond Trader. Mr. Taylor holds a Bachelor of Science degree in Economics & International Relations from the London School of Economics.

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

The chart below reflects the standing committees of our Board and the composition of each committee as of December 31, 2025:

Committees
Director Name	Audit	Compensation	Nominating and Governance
Patrick J. Flynn	CC	CC
Chaim Hurvitz	X	X	X
Jonathan Javitt, M.D., M.P.H.
Dennis K. McBride, Ph.D.		X	CC
Michael Taylor	X		X

CC - Committee Chair

X - Member

Audit Committee

Our Audit Committee consists of Messrs. Flynn, Hurvitz, and Taylor, with Mr. Flynn serving as chair. Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq rules require that our Audit Committee be composed entirely of independent members. Our Board has affirmatively determined that Messrs. Flynn, Hurvitz, and Taylor each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that each of Messrs. Flynn, Hurvitz, and Taylor qualifies as an “Audit Committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee met 8 times during the year ended December 31, 2025. Our Board has adopted a written charter for the Audit Committee. The complete text of the Audit Committee’s current charter is available on our website at www.nrxpharma.com.

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

Compensation Committee

Our Compensation Committee consists of Messrs. Flynn, Hurvitz, and McBride, with Mr. Flynn serving as chair. Our Board has affirmatively determined that Messrs. Flynn, Hurvitz, and McBride each meet the definition of “independent director” for purposes of serving on the Compensation Committee under the Nasdaq rules, including the heightened independence standards for members of a Compensation Committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. The Compensation Committee met 3 times during the year ended December 31, 2025. Our Board has adopted a written charter for the Compensation Committee. The complete text of the Compensation Committee’s current charter is available on our website at www.nrxpharma.com.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. McBride, Hurvitz and Taylor, with Dr. McBride serving as chair. Our Board has affirmatively determined that Messrs. McBride, Hurvitz and Taylor each meet the definition of “independent director” under the Nasdaq rules. The Nominating and Corporate Governance Committee did not meet during the year ended December 31, 2025. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee. The complete text of the Nominating and Corporate Governance Committee’s current charter is available on our website at www.nrxpharma.com.

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

Director Attendance at Meetings

The Company encourages and expects all of its directors to attend the meetings of the Board. During the fiscal year ended December 31, 2025, the Board met 14 times. Each member of our Board attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director), and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served).

Board Leadership Structure

The Company does not have a formal policy regarding whether to separate the Chairman and Principal Executive Officer positions. Our Board believes that the decision to combine or separate the Chairman and Principal Executive Officer positions depends on the facts and circumstances facing the Company at a given time and could change over time. Currently, Dr. Javitt serves as our Chief Executive Officer, Principal Executive Officer (the “PEO”) and Chairman of the Board of the Company.

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

All stockholder recommendations for director candidates must be submitted to our Secretary at NRx Pharmaceuticals, Inc., 1201 Orange Street, Suite 600 Wilmington, DE 19801, who will forward all recommendations to the Nominating and Corporate Governance Committee. All stockholder recommendations for director candidates for the Annual Meeting must be submitted to our Secretary before January 26, 2026 and must include the following information:

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

Communications with the Board

If you wish to communicate with any of our directors or the Board as a group, you may do so by writing to them at Name(s) of Director(s)/Board of Directors of NRx, Pharmaceuticals, Inc., c/o Secretary, NRx Pharmaceuticals, Inc., 1201 Orange Street, Suite 600 Wilmington, Delaware 19801.

We recommend that all correspondence be sent via certified U.S. Mail, return receipt requested. All correspondence received by the Secretary will be forwarded by the Secretary promptly to the addressee(s).

Item 11. Executive Compensation

The following summary compensation table and narrative disclosure sets forth information regarding all compensation awarded to, earned by, or paid to our Named Executive Officers, which consist of (a) any persons who served as our principal executive officer during any part of the year ended December 31, 2025; (b) each of our two most highly compensated executive officers other than our principal executive officer who served as executive officers at the end of the year ended December 31, 2025; and (c) up to two additional individuals for whom disclosure would have been provided under clause (b) but for the fact that the person was not serving as an executive officer at the end of the year ended December 31, 2025 (collectively, the “Named Executive Officers”).

Our “Named Executive Officers” for the year ended December 31, 2025 were (i) Jonathan Javitt, M.D., M.P.H., our Chief Executive Officer, Chief Scientist and Chairman; (ii)  Michael Abrams, our Chief Financial Officer; and (iii) Matthew Duffy, our former Chief Business Officer.

2025 Summary Compensation Table

The following table presents information regarding the total compensation of our Named Executive Officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jonathan Javitt(3)(4)(5)	2025	575,000	-	-	166,250	271,774	983,024
Chief Executive Officer, Chief Scientist and Chairman	2024	575,000	250,000	-		109,190	934,190

Michael Abrams(8) (9)	2025	322,458	40,625	-	109,925	-	473,008
Chief Financial Officer	2024	20,313	-	-		-	20,313

Matthew Duffy(6)(7)	2025	371,000	-	-	166,250	67,308	604,558
Chief Business Officer	2024	335,000	-	-	-	-	335,000

(1)

Amount reflects the grant date fair value of restricted stock granted as an employee inducement award during 2024 or year 2023 as calculated in accordance with ASC Topic 718, See Note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K for information regarding the assumptions used in calculating these amounts.

(2)

Amount reflects the grant date fair value of stock options granted during fiscal year 2025 or fiscal year 2024 as calculated in accordance with ASC Topic 718, See Note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K for information regarding the assumptions used in calculating these amounts.

(3)

Dr. Javitt served as Chief Executive Officer of the Company until his retirement on March 8, 2022, at which time he assumed the role of Chief Scientist and remained as a member of the Board of Directors. Dr. Javitt was appointed as Chairman of the Board on December 19, 2023. Dr. Javitt was appointed Interim Chief Executive Officer on October 7, 2024 upon the resignation of Mr. Willard. Mr. Javitt was appointed Chief Executive Officer on January 4, 2026.

(4)	Amount reported reflects (i) $0 in base salary, (ii) $575,000 in consulting fees, (iii) $250,000 in bonus, and (iv) $109,190 in reimbursement for other expenses for Fiscal 2024.

(5)

Amount reported reflects (i) $0 in base salary, (ii) $575,000 in consulting fees, (iii) the issuance of options to purchase up to 125,000 shares of Common Stock with a FMV of $166,255 $166,250, and (iv) $109,190 in reimbursement for other expenses for Fiscal 2025.

(6)	Amount reported reflects (i) $0 in base salary; (ii) $335,000 in consulting fees received in Fiscal 2024.

(7)

Amount reported reflects (i) $0 in base salary; and (ii) $371,000 in consulting fees, (iii) the issuance of options to purchase up to 125,000 shares of Common Stock with a FMV of $166,255 in Fiscal 2025, and (iv) $67,308 in reimbursement for health insurance for Fiscal 2025. Mr. Duffy resigned effective December 31, 2025

(8)

Mr. Abrams joined the Company as its Chief Financial Officer effective November 18, 2024. Per his employment agreement, his base salary of $325,000 per annum was reduced by 50% during an initial period that ended February 1, 2025.

(9)

Amount reported reflects (i) $322,458 in base salary; (ii) $40,625 in bonusses, and, (iii) the issuance of options to purchase up to 50,000 shares of Common Stock with a FMV of $109,925 in Fiscal 2025.

Narrative Disclosure to Summary Compensation Table

Base Salaries and Compensation

Our Named Executive Officers receive an annual base salary or annual rate of compensation to compensate them for services rendered. The base salary or annual rate of compensation payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For the year ended December 31, 2025: (i) Dr. Javitt was compensated through an annual consulting agreement that was set at $575,000; (ii) Mr. Abrams’ annual base salary was set at $325,000; and (iv) Mr. Duffy was compensated through a consulting agreement at a rate of $360,000 per annum.

Cash Bonus Compensation

Pursuant to certain employment and other contractual agreements, (i) Dr. Javitt is eligible for an annual performance-based bonus with a minimum target of $250,000.

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

Option Awards

On October 22, 2025, the Company granted 32,895 restricted shares of Company’s common stock under the Omnibus Plan to an employee in accordance with Medical Director Agreement. The shares were valued at approximately $100 thousand based on the closing price of NRx Common Stock on October 16, 2025 of $3.04 per share. The Restricted Stock vests in equal tranches over a three-year period, with each tranche vesting on the day prior to each anniversary of the effective date. The related stock-based compensation expense is being recognized over the vesting period.

Executive Officer Employment Arrangements

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

Dr. Javitt was appointed Interim Chief Executive Officer on October 7, 2024 upon the resignation of Mr. Willard. Mr. Javitt was appointed Chief Executive Officer on January 4, 2026.

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

Casper Employment Agreement

On December 1, 2025, the Company entered into an employment agreement (the “Casper Employment Agreement”) with Joseph M. Casper pursuant to which Mr. Casper serves as the Company’s Chief Operating Officer. The Casper Employment Agreement provides for an initial one-year term beginning December 1, 2025, which will automatically renew for successive one-year periods unless earlier terminated or either party provides at least sixty (60) days’ notice of non-renewal. Under the Casper Employment Agreement, Mr. Casper is entitled to an annual base salary of $250,000 and is eligible to receive an annual performance bonus of up to 25% of his base salary based on performance milestones to be agreed upon with the Company’s Chief Executive Officer. The Casper Employment Agreement also provides for a grant of 100,000 stock options under the Company’s 2021 Omnibus Incentive Plan at an exercise price of $2.39 per share, vesting in approximately equal installments after six months, December 1, 2026, and December 1, 2027, with accelerated vesting upon a change in control. Mr. Casper is also eligible to participate in the Company’s benefit plans available to its executives, is entitled to three weeks of annual vacation, and is eligible for reimbursement of reasonable business expenses. If Mr. Casper’s employment is terminated by the Company without cause after the three-month anniversary of the agreement, he will be entitled to severance equal to two months of base salary, increasing by one-half month for each additional month of service up to a maximum of six months, subject to his execution of a release of claims. The Casper Employment Agreement also contains customary confidentiality, intellectual property assignment, non-competition and non-solicitation provisions.

Outstanding Equity Awards at 2025 Fiscal Year End

There were no shares of Common Stock underlying outstanding equity incentive plan awards for any Named Executive Officer as of December 31, 2025.

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

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2025.

Plan Type	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	587,355	(2)(3)	$6.10	-
Equity compensation plans not approved by security holders	-		-	-

(1)	Includes awards granted pursuant to the Omnibus Plan.

(2)

As of December 31, 2025, there were 1,050,509 shares of Common Stock authorized for issuance pursuant to awards under the Omnibus Plan. Pursuant to the terms of the Omnibus Plan, the number of shares available for issuance thereunder will automatically increase each fiscal year beginning with the year ended December 31, 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the Omnibus Plan are issued and outstanding, or (b) such number of shares determined by the Board.

(3)

Excludes rights outstanding under the 2016 Omnibus Incentive Plan. As of December 31, 2025, there were 70,168 securities to be issued upon exercise of outstanding options, warrants and rights pursuant to our 2016 Omnibus Incentive Plan, with a weighted-average exercise price of $31.22 per share, which were assumed by Big Rock Partners Acquisition Corporation and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share in connection with the May 2021 merger. No further grants or awards will be made under the 2016 Omnibus Incentive Plan.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

Option grants to employees, executive officers and non-employee directors are made by the Compensation Committee under the Omnibus Plan from time to time, as determined by the Committee. The Compensation Committee does take material non-public information into account when determining the timing and terms of stock awards, in that if the Company determines that it is in possession of material non-public information on an anticipated grant date, the Compensation Committee expects to defer the grant until a date on which the Company is not in possession of material non-public information. The Company does not time the release of material non-public information based on equity award grant dates or for the purpose of affecting the value of executive compensation. For all stock option awards, the exercise price is the closing price of our common stock on Nasdaq on the last trading day preceding the grant date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. Accordingly, we have included all shares of Common Stock issuable to such person upon the exercise of warrants or options currently exercisable or exercisable within 60 days of the date hereof. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock and preferred stock.

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to the shares of Common Stock owned by such stockholders. Unless otherwise noted, the address of each beneficial owner is c/o NRx Pharmaceuticals, Inc., 1201 Orange Street, Suite 600 Wilmington, Delaware 19801.

The beneficial ownership of our Common Stock is based on 33,067,630 shares of Common Stock issued and outstanding as of March 23, 2026.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Michael Abrams(1)	16,667	*
Patrick J. Flynn(3)	168,107	*
Chaim Hurvitz(4)	247,504	*
Jonathan Javitt(5)	1,563,509	4.7%
Dennis McBride, Ph.D.(6)	19,294	*
Michael Taylor(7)	9,374	*
Joseph Casper(9)	-	*
All Executive Officers and Directors as a Group (7 persons)	2,024,455	6.1%

5%+ Stockholders
B Group Capital LLC(8)	3,000,000	9.1%

* Indicates less than 1%

(1)	Includes vested options to purchase up to 16,667 shares of Common Stock. Excludes options to purchase up to 33,333 shares of Common Stock subject to unsatisfied time-based vesting conditions.

(2)	Includes options to purchase up to 10,000 shares of Common Stock, which are vested.

(3)

Consists of (i) 36,234 shares of Common Stock held by Nash-Flynn Investments, LLC, (ii) 8,042 shares of Common Stock held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iii) 88,256 shares of Common Stock issuable upon exercise of fully vested warrants held by the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust, (iv) 175 shares of Common Stock held by Patrick J. Flynn, and (v) options to purchase up to 35,400 shares of Common Stock, which are vested. Excludes options to purchase up to 31,240 shares of Common Stock subject to unsatisfied time-based vesting conditions. Patrick J. Flynn is the owner of Nash-Flynn Investments, LLC and trustee of the Whitney Pritchard Nash Flynn 2010 Trust and the Lindsay Pritchard Nash Flynn 2010 Trust.

(4)

Consists of (i) 143,635 shares of Common Stock held by Shirat HaChaim Ltd., (ii) 20,845 shares of Common Stock held by CH Health-Private Venture Capital Ltd, (iii) 57,000 shares of Common Stock held by Chaim Hurvitz individually, and (iv) options to purchase up to 26,024 shares of Common Stock, which are fully vested. Excludes options to purchase up to 15,626 shares of Common Stock subject to unsatisfied time-based vesting conditions. Chaim Hurwitz is the owner of Shirat HaChaim Ltd. and CH Health-Private Venture Capital Ltd.

(5)

Consists of (i) 1,260,000 shares of Common Stock held by the Jonathan Javitt Living Trust, (ii) 142,000 shares of Common Stock held by The Javitt 2012 Irrevocable Dynasty Trust (the “Javitt Dynasty Trust”), (iii) 84,634 shares of Common Stock held by Jonathan Javitt individually, (iv) 30,000 shares of Common Stock held by the Jonathan Javitt Donor Advised Fund, and (v) options to purchase up to 46,875 shares of Common Stock, which are fully vested. Excludes options to purchase up to 78,125 shares of Common Stock subject to unsatisfied time-based vesting conditions. Jonathan Javitt, M.D., M.P.H. is the trustee of the Jonathan Javitt Living Trust and the primary advisor of the Jonathan Javitt Donor Advised Fund. Dr. Javitt is not a trustee or beneficiary of the Javitt Dynasty Trust, and no beneficiary of the Javitt Dynasty Trust resides in Dr. Javitt’s household. Dr. Javitt disclaims beneficial ownership of the securities held by the Javitt Dynasty Trust.

(6)

Consists of options to purchase options to purchase up to 19,294 shares of Common Stock, which are fully vested. Excludes options to purchase up to 15,626 shares of Common Stock subject to unsatisfied time-based vesting conditions.

(7)

Includes options to purchase up to 9,374 shares of Common Stock, which are vested. Excludes options to purchase up to 15,626 shares of Common Stock subject to unsatisfied time-based vesting conditions.

(8)

Based on the Schedule 13G filed jointly by The B Group, Inc., B Group Capital LLC and Branden B. Muhl with the SEC on August 21, 2025, the holdings consist of an aggregate of 3,000,000 shares of Common Stock held by B Group Capital LLC. The B Group, Inc. serves as investment adviser to B Group Capital LLC. Mr. Muhl is the controlling person and manager of The B Group, Inc. and B Group Capital LLC, respectively. In such capacities, The B Group, Inc. and Mr. Muhl may each be deemed to beneficially own the shares of Common Stock held by B Group Capital LLC. The principal business address of The B Group, Inc. is 2900 McKinnon Street, Suite 1101, Dallas, Texas 75201. The principal business address of each of B Group Capital LLC and Mr. Muhl is c/o The B Group, Inc., 2900 McKinnon Street, Suite 1101, Dallas, Texas 75201.

(9)	Excludes options to purchase up to 100,000 shares of Common Stock subject to unsatisfied time-based vesting conditions.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2025 to which we have been a party in which the amount involved exceeded or will exceed $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the “Executive Compensation” section of this Annual Report on Form 10-K. We also describe below certain other transactions with our directors, executive officers and stockholders.

Procedures with Respect to Review and Approval of Related Person Transactions

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held Common Stock that is listed on Nasdaq. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our general counsel will be required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. The Audit Committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Support Services

We license patents owned by Glytech, LLC, which is solely owned by Daniel C. Javitt, the brother of Jonathan Javitt, the Chairman and Chief Scientist of the Company. For the years ended December 31, 2025 and 2024, we paid Glytech, LLC $0 and $0.3 million, respectively, for continuing research and development, technology support services and reimbursed expenses. These support services are ongoing.

In addition, we pay Zachary Javitt, the son Jonathan Javitt, on an hourly basis for services related to website, information technology and marketing support under the supervision of the Company’s chief executive officer who is responsible for assuring that the services are provided on financial terms that are at market. For the years ended December 31, 2025 and 2024, we paid Zachary Javitt a total of $0.2 million and $0.2 million, respectively.

Consulting Agreement with Michael Taylor

In June 2024, the Company entered into a consulting agreement with Michael Taylor (the “Taylor Consulting Agreement”), who was subsequently appointed to the Company’s Board of Directors in January 2025. Pursuant to the Taylor Consulting Agreement, Michael Taylor provides capital formation and strategic advisory services in support of the Company’s development of HOPE Therapeutics, including advising on the Company’s initial funding efforts for HOPE Therapeutics, assisting with outreach to family offices and similar investors, and supporting the identification and retention of a brand ambassador. During the years ended December 31, 2025 and 2024, the Company made cash payments to Michael Taylor totaling $120 thousand and $100 thousand, respectively, in connection with the Taylor Consulting Agreement.

Item 14. Principal Accountant Fees and Services

Weinberg & Company, P.A. (“Weinberg”) served as our independent auditor for the year ended December 31, 2025. Salberg & Company, P.A (“Salberg”) served as our independent auditor for the years ended December 31, 2024 and December 31, 2023. The Company also incurred certain fees during the years ended December 31, 2024 and December 31, 2023 for audit services rendered by KPMG LLP. The Company incurred the following fees from Salberg and KPMG LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2024 and from Weinberg and Salberg during the years ended December 31, 2025:

	For the year ended December 31
	2025	2024
Audit fees, KPMG LLP(1)	$-	$218,000
Audit fees, Salberg and Company(1)	98,000	250,000
Audit fees, Weinberg & Company, P.A. (1)	150,000	—
Audit-related fees, Salberg and Company (2)	—	—
Audit-related fees, Weinberg & Company, P.A. (2)	76,000	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$324,000	$468,000

(1)

Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the consolidated financial statements included in quarterly reports, services rendered in connection with the May 2021 merger and follow-on public offering, and additional public offerings.

(2)	Audit-related fees billed in 2025 consist of fees for professional services rendered by Weinberg in connection with the audit of Dura Medical, LLC that was covered by the Company. The were no audit-related fees billed in 2024.

(3)	There were no tax-related fees billed in 2025 and 2024.

(4)	There were no other fees billed in 2025 and 2024.

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

Item 15. Exhibits

		Incorporate by Reference Exhibit
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith

1.1	At The Market Offering Agreement, dated August 14, 2023, by and between the Company and H.C. Wainwright & Co., LLC	8-K	1.1	08/14/2023

1.2	Underwriting Agreement, dated February 27, 2024, by and between NRx Pharmaceuticals, Inc. and EF Hutton LLC	8-K	1.1	02/28/2024

3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	5/28/2021

3.2	Second Amended and Restated By-Laws	8-K	3.2	5/28/2021

3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	3.1	9/01/2023

4.1	Warrant Agreement, dated as of November 20, 2017, by and between BRPA and Continental Stock Transfer & Trust Company	8-K	4.2	11/22/2017

4.2	Form of Unit Purchase Option, dated November 20, 2017, with EarlyBirdCapital, Inc. and its designees	8-K	4.3	11/22/2017

4.3	Common Stock Purchase Warrant, dated March 9, 2023 by and between NRX Pharmaceuticals, Inc. and Purchasers	8-K/A	4.1	3/14/2023

4.4	Form of Investor Warrant	8-K/A	4.1	6/07/2023

4.5	Form of Warrant Amendment Agreement	8-K/A	4.2	6/07/2023

4.6	Form of Investor Warrant	8-K	4.1	9/01/2023

4.7	Form of Underwriter’s Warrant	8-K	4.1	2/28/2024

4.8	Description of Capital Stock	10-K	4.8	3/29/2024

4.9	Form of Common Stock Purchase Warrant	10-K	4.9	3/29/2024

4.10	Form of Senior Secured Convertible Promissory Note to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement	8-K	4.1	8/14/2024

4.12	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement	8-K	4.2	8/14/2024

4.13	Form of Common Stock Purchase Warrant to be issued pursuant to that certain Securities Purchase Agreement, dated January 27, 2025.	8-K	4.3	1/29/2025

4.14	Form of Consideration Warrant to be issued pursuant to that certain Consent and Waiver Agreement, dated January 27, 2025.	8-K	4.4	1/29/2025

10.1	Form of Securities Purchase Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.1	8/24/2021

10.2	Form of Preferred Investment Options, dated as of August 23, 2021, by and among the Company and the Selling Securityholders.	8-K	10.2	8/24/2021

10.3	Form of Registration Rights Agreement, dated as of August 19, 2021, by and among the Company and the Selling Securityholders.	8-K	10.3	8/24/2021

10.4	Form of Lock-Up Agreement, dated as of August 19, 2021, by and among the Company, Jonathan Javitt and Daniel Javitt.	8-K	10.4	8/24/2021

10.5	Stock Escrow Agreement, dated November 20, 2017, between BRPA, Big Rock Partners Sponsor, LLC and Continental Stock Transfer & Trust Company	8-K	10.2	11/22/2017

10.6	Registration Rights Agreement among BRPA and Big Rock Partners Sponsor, LLC	8-K	10.3	11/22/2017

10.7	Agreement, dated November 17, 2018, among BRPA, Big Rock Partners Sponsor, LLC and BRAC Lending Group LLC	8-K	10.1	11/20/2018

10.8	Stock Escrow Agent Letter, dated November 17, 2018	8-K	10.2	11/20/2018

10.9	Registration Rights Assignment Agreement, dated November 17, 2018	8-K	10.3	11/20/2018

10.10	Amendment to the Stock Escrow Agreement, dated May 24, 2021, among BRPA, Continental Stock Transfer & Trust Company, and the stockholder parties thereto	8-K	10.6	5/28/2021

10.11	Lock-up Agreement, dated May 24, 2021, by and between BRPA and the stockholder parties identified therein	8-K	10.7	5/28/2021

10.12	Registration Rights Agreement, dated May 24, 2021, by and among NRx Pharmaceuticals, Inc., certain equityholders of the Registrant named therein and certain equityholders of NeuroRx named therein	8-K	10.8	5/28/2021

10.13	Sponsor Agreement, dated May 24, 2021, by and among BRPA, the Big Rock Partners Sponsor, LLC, and BRAC Lending Group LLC	8-K	10.9	5/28/2021

10.14	NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	S-4	10.22	5/21/2021

10.15	Form of Subscription Agreement	8-K	10.1	3/15/2021

10.16	Development and License Agreement, dated as of May 2, 2016, between Glytech LLC and NeuroRx	S-4	10.24	5/21/2021

10.17	Amendment to Development and License Agreement, dated as of October 19, 2016, between Glytech LLC and NeuroRx	S-4	10.25	5/21/2021

10.18	Second Amendment to Amended and Restated Development and License Agreement, dated as of June 13, 2018, between Glytech LLC and NeuroRx	S-4	10.26	5/21/2021

10.19	Third Amendment to Amended and Restated Development and License Agreement, dated as of April 16, 2019, between Glytech LLC and NeuroRx	S-4	10.27	5/21/2021

10.20	Fourth Amendment to Amended and Restated Development and License Agreement, dated as of December 31, 2020, between Glytech LLC and NeuroRx	S-4	10.28	5/21/2021

10.21	Exclusive License Agreement, dated as of April 16, 2019, by and between NeuroRx and Sarah Herzog Memorial Hospital Ezrat Nashim	S-4	10.29	5/21/2021

10.22	License and Option Agreement, dated as of September 1, 2020, between The Research Foundation For The State University of New York and NeuroRx	S-4	10.30	5/21/2021

10.23	Binding Collaboration Agreement, dated as of September 18, 2020, between Relief Therapeutics Holding Aktiengesellschaft and its wholly owned subsidiary Therametrics Discovery Aktiengesellschaft and NeuroRx	S-4	10.31	5/21/2021

10.24	Exclusive Distribution Agreement, dated as of September 25, 2020, between NeuroRx and Cardinal Health 105, Inc.	S-4	10.32	5/21/2021

10.25	Executive Employment Agreement, dated May 20, 2015, between NeuroRx and Jonathan C. Javitt	S-4	10.33	5/21/2021

10.27	Amendment to “Work for Hire” Agreement, dated as of October 23, 2016, between NeuroRx and 20REBes Consulting LLC - Robert Besthof	S-4	10.35	5/21/2021

10.29	Feasibility Study and Material Transfer Agreement, dated as of January 6, 2021, by and between NeuroRx and TFF Pharmaceuticals, Inc.	S-4	10.37	5/21/2021

10.30	Manufacturing Supply Agreement, dated as of August 25, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.38	5/21/2021

10.31	Amendment #1 to Manufacturing Supply Agreement, dated as of September 2, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.39	5/21/2021

10.32	Amendment #2 to Manufacturing Supply Agreement, dated as of November 5, 2020, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.40	5/21/2021

10.33	Amendment #3 to Manufacturing Supply Agreement, dated as of February 5, 2021, by and among NeuroRx, Nephron SC, Inc. and Nephron Pharmaceutical Corporation	S-4	10.41	5/21/2021

10.34	Share Subscription Facility Agreement, dated as of October 18, 2019, among NeuroRx, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-4	10.42	5/21/2021

10.35	Common Stock Purchase Warrant dated March 28, 2021	S-4	10.43	5/21/2021

10.36	Clinical Trial Participation Agreement, dated as of December 17, 2020, by and between Quantum Leap Health Care Collaborative and NeuroRx	S-4	10.44	5/21/2021

10.38	Voting Agreement by and between Jonathan Javitt and Daniel Javitt	8-K	10.34	5/28/2021

10.39	Statement of Work, dated July 26, 2021, between Pilltracker Ltd. and NeuroRx, Inc.	10-Q	10.1	11/15/2021

10.40	Form of Securities Purchase Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.1	2/03/2022

10.41	Form of Preferred Investment Options, dated as of February 2, 2022, by and among the Company and the holders.	8-K	10.2	2/03/2022

10.42	Form of Registration Rights Agreement, dated as of January 30, 2022, by and among the Company and the Purchasers.	8-K	10.3	2/03/2022

10.43	Form of Placement Agent Preferred Investment Option, dated as of February 2, 2022 by and among the Company and H.C. Wainwright & Co., LLC.	8-K	10.4	2/03/2022

10.44	Consulting Agreement, dated March 8, 2022, by and between the Company and Dr. Jonathan Javitt	8-K	10.1	3/09/2022

10.46	Executive Employment Agreement, dated June 13, 2022, by and between NRx Pharmaceuticals, Inc. and Seth Van Voorhees	10-Q	10.1	8/15/2022

10.47	Share Purchase Agreement, dated November 4, 2022, by and between NRx Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.1	11/09/2022

10.48	Form of Note, dated November 4, 2022, by and between NRX Pharmaceuticals, Inc. and Streeterville Capital, LLC	8-K	10.2	11/09/2022

10.49	Form of Guarantee, dated November 4, 2022, by and between NeuroRx, Inc. and Streeterville Capital, LLC	8-K	10.3	11/09/2022

10.50	Settlement Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.54	5/01/2023

10.51	Asset Purchase Agreement by and between Relief Therapeutics Holding AG, Relief Therapeutics International SA, NeuroRx, Inc. and NRX Pharmaceuticals, Inc., dated November 12, 2022.	10-K/A	10.55	5/01/2023

10.52	Share Purchase Agreement, dated March 8, 2023, by and between NRx Pharmaceuticals, Inc. and Purchasers	8-K/A	10.1	3/14/2023

10.53+	Pill Tracker Supplemental Task Order, dated November 15, 2021.	10-K	10.46	3/31/2022

10.54	Amendment to Consulting Agreement, dated March 29, 2023, by and between the Company and Dr. Jonathan Javitt.	10-K	10.55	3/29/2024

10.55+	Development and License Agreement, dated as of June 2, 2023, by and among the Company and Alvogen.*	8-K	10.1	6/05/2023

10.56	Form of Securities Purchase Agreement	8-K/A	10.1	6/07/2023

10.57	Lock-Up Agreement	8-K/A	10.2	6/07/2023

10.58	Amendment to Convertible Promissory Note, dated June 30, 2023, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	10-Q	10.1	8/14/2023

10.59	Confidential Settlement Agreement and Release, dated July 17, 2023, by and between NRx Pharmaceuticals, Inc., NeuroRx, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS	10-K	10.60	3/29/2024

10.60	Form of Securities Purchase Agreement	8-K	10.1	9/01/2023

10.61	Client Agreement, dated August 31, 2023, by and between NRx Pharmaceuticals, Inc. and LS Associates, a division of LifeSci Advisors, LLC Associates.	8-K	10.1	9/14/2023

10.62	First Amendment to NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	12/29/2023

10.63	First Amendment to Exclusive, Global Development, Supply, Marketing & License Agreement, dated February 7, 2024, by and between NRx Pharmaceuticals, Inc., Alvogen Pharma US, Inc., Alvogen, Inc. and Lotus Pharmaceutical Co. Ltd.	10-K	10.64	3/29/2024

10.64	Amendment #3 to Convertible Promissory Note, dated February 9, 2024, by and between NRx Pharmaceuticals, Inc. and Streetervillle Capital LLC.	8-K	10.1	2/14/2024

10.65	Form of Securities Purchase Agreement, dated February 29, 2024	10-K	10.66	3/29/2024

10.66	Securities Purchase Agreement, dated August 12, 2024, between NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.1	8/14/2024

10.67	Form of Security Agreement to be entered into by and among NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.2	8/14/2024

10.68	Form of Patent Security Agreement, to be entered into by and among NRx Pharmaceuticals, Inc. and the other parties signatory thereto	8-K	10.3	8/14/2024

10.69	Form of Registration Rights Agreement to be entered into by and among NRx Pharmaceuticals, Inc. and the parties signatory thereto	8-K	10.4	8/14/2024

10.70	Form of Subsidiary Guarantee to be entered into by and among NRx Pharmaceuticals, Inc. and the purchasers signatory thereto	8-K	10.5	8/14/2024

10.71	Settlement Agreement and Release of Claims, dated August 12, 2024, between the Company and Streeterville Capital, LLC.	8-K	10.6	8/14/2024

10.72	Employment Agreement between Michael Abrams and NRx Pharmaceuticals, Inc., dated November 18, 2024	8-K	10.1	11/20/2024

10.73	Term Sheet, dated as of January 5, 2025, between the Company and JGS Holdings LLC	8-K	10.1	1/10/2025

10.74+	Securities Purchase Agreement, dated January 27, 2025, by and among the Company and the purchaser signatories thereto.	8-K	10.2	1/29/2025

10.75	Consent and Waiver Agreement, dated January 27, 2025, by and among the Company and the signatories thereto.	8-K	10.3	1/29/2025

10.76	Form of Amended and Restated Securities Purchase Agreement, dated as of January 28, 2025, by and among the Company and the Investor.	8-K	10.1	2/3/2025

10.77	Form of Second Amended and Restated Securities Purchase Agreement, dated as of February 3, 2025, by and among the Company and the Investor.	8-K	10.2	2/3/2025

10.78	Form of Securities Purchase Agreement, dated August 18, 2025	8-K	10.1	08/18/2025

10.79	Form of Lock-Up Agreement, dated August 18, 2025	8-K	10.2	08/18/2025

10.80	Asset Purchase and Contribution Agreement	10-Q	10.6	05/15/2025

10.81	Employment Agreement between Joseph Casper and NRx Pharmaceuticals, Inc. dated December 1, 2026				X

14.1	NRx Pharmaceuticals, Inc. Code of Conduct	10-K/A	14.1	4/29/2024

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated November 21, 2023	8-K/A	16.1	11/22/2023

19.1	NRx Pharmaceuticals, Inc. Securities Trading Policy				X

23.1	Consent of Independent Registered Accounting Firm				X

23.2	Consent of Independent Registered Accounting Firm				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	NRx Pharmaceuticals, Inc. Compensation Recovery Policy	10-K	97.1	3/29/2024

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

NRX PHARMACEUTICALS, INC.

Date: March 23, 2026	By:	/s/ Jonathan Javitt
Chairman and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Javitt and Michael Abrams and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Javitt	Chairman and Chief Executive Officer	March 23, 2026

Jonathan Javitt	(Principal Executive Officer)

/s/ Michael Abrams	Chief Financial Officer	March 23, 2026

Michael Abrams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. Flynn	Director	March 23, 2026

Patrick J. Flynn

/s/ Chaim Hurvitz	Director	March 23, 2026

Chaim Hurvitz

/s/ Dennis McBride	Director	March 23, 2026

Dennis McBride

/s/ Michael Taylor	Director	March 23, 2026

Michael Taylor