Form 10-Q
period 2026-03-31
NRX Pharmaceuticals, Inc.
filed 2026-05-15
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2026

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

As of May 15, 2026, the registrant had 36,228,992 shares of common stock, par value $0.001 per share (the “Common Stock”), outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,713	$7,797
Accounts receivable, net	181	161
Prepaid expense and other current assets	467	934
Total current assets	7,361	8,892
Investments	399	397
Furniture and equipment, net	259	63
Right-of-use assets, net	743	414
Right-of-use asset - related party, net	193	219
Intangible assets, net (provisional)	879	925
Goodwill (provisional)	1,793	1,793
Other assets	276	253
Total assets	$11,903	$12,956
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,399	$4,270
Accrued and other current liabilities	11,280	11,337
Accrued clinical site costs	340	351
Warrant liabilities	8,766	12,304
Lease liability, short term	283	211
Lease liability, short term - related party	108	105
Total current liabilities	25,176	28,578
Lease liability, noncurrent	455	199
Lease liability, noncurrent - related party	88	116
Total liabilities	25,719	28,893

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized.	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized; 33,471,315 and 31,734,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	33	32
Additional paid-in capital	294,476	290,926
Accumulated deficit	(308,325)	(306,895)
Total stockholders’ deficit	(13,816)	(15,937)
Total liabilities and stockholders' deficit	$11,903	$12,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net patient service revenue	$1,068	$—

Operating expenses:
Cost of patient services	631	—
Research and development	1,309	804
Selling, general and administrative	3,813	2,943
Depreciation and amortization	63	—
Settlement expense (income)	(6)	100
Total operating expenses	5,810	3,847
Loss from operations	(4,742)	(3,847)
Other expenses (income):
Interest income	(5)	(4)
Interest expense	233	—
Change in fair value of convertible notes payable	—	965
Change in fair value of warrant liabilities	(3,538)	(2,896)
Loss on issuance of Registered Direct Offering	—	730
Loss on Consideration Shares and Warrants	—	1,277
Loss on convertible note conversions	—	1,593
Income from equity method investment	(2)	—
Total other expense (income), net	(3,312)	1,665
Net loss	$(1,430)	$(5,512)
Net loss per share:
Basic and diluted	$(0.04)	$(0.34)
Weighted average Common Stock outstanding:
Basic and diluted	32,325,323	16,410,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

			Series A Preferred				Additional		Accumulated Other	Total
	Preferred Stock		Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance – December 31, 2025	—	$—	—	$—	31,734,333	$32	$290,926	$(306,895)	$—	$(15,937)
At-the-market “ATM” offering, net of offering costs of $81	—	—	—	—	1,736,982	1	3,423	—	—	3,424
Amortization of prepaid offering costs	—	—	—	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	—	—	151	—	—	151
Net loss	—	—	—	—	—	—	—	(1,430)	—	(1,430)
Balance – March 31, 2026	—	$—	—	$—	33,471,315	$33	$294,476	$(308,325)	$—	$(13,816)

			Series A Preferred				Additional		Total
	Preferred Stock		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	—	$—	—	$—	14,591,505	$15	$255,035	$(278,273)	$(23,223)
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	1,009,518	1	2,939	—	2,940
Shares issued with register direct offering, net of offering cost	—	—	—	—	1,215,278	1	3,254	—	3,255
Fair Value of warrants issued with register direct offering	—	—	—	—	—	—	(3,255)	—	(3,255)
Amortization of prepaid offering costs	—	—	—	—	—	—	(7)	—	(7)
Shares issued as a result of repricing under VWAP	—	—	—	—	303,819	—	629	—	629
Stock-based compensation	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	(5,512)	(5,512)
Balance - March 31, 2025	—	$—	—	$—	17,120,120	$17	$258,607	$(283,785)	$(25,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,430)	$(5,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	63	1
Amortization of operating right of use assets	102	—
Stock-based compensation	151	12
Provision for credit losses	28	—
Change in fair value of warrant liabilities	(3,538)	(2,896)
Change in fair value of convertible promissory notes	—	965
Loss on convertible note conversions	—	1,593
Loss on issuance of registered direct Common Stock	—	730
Loss on Consideration Shares and Warrants	—	1,277
Loss on equity method investments	(2)	—
Expense for debt issuance costs due to fair value election on Anson Notes	—	350
Changes in operating assets and liabilities:
Prepaid expense and other assets	420	159
Account receivable	(48)	—
Accounts payable	129	178
Operating lease liabilities	(102)	—
Accrued expense and other liabilities	(68)	(337)
Net cash used in operating activities	(4,295)	(3,480)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investments	(213)	—
Net cash used in investing activities	(213)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of insurance note	—	(320)
Expense for debt issuance costs due to fair value election on Anson Notes	—	(350)
ATM offering, net of offering costs	3,424	—
Proceeds from issuance of Common Stock and warrants issued in registered direct offering, net of issuance costs	—	5,000
Proceeds from issuance of Common Stock and warrants, net of issuance costs	—	3,255
Net cash provided by financing activities	3,424	7,585

Net increase (decrease) in cash and cash equivalents	(1,084)	4,105
Cash and cash equivalents at beginning of year	7,797	1,443
Cash and cash equivalents at end of year	$6,713	$5,548
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Issuance of Common Stock as principal and interest repayment for convertible notes	$—	$1,347
New right of use asset and lease liability	$405	$—
Amortization of deferred offering costs to additional paid-in capital	$24	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 1. Business and Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and expects to distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc. (NeuroRx), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (PTSD) and schizophrenia. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (HOPE), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (TMS), digital therapeutics, and hyperbaric therapy. After March 31, 2026, NRx founded two additional Florida-based subsidiaries: NRx Defense Systems, Inc. (NDS) and GeNeuro, Inc. (GeNeuro). Historically, our drug development activities have focused on drugs that enhance neuroplasticity by modulating the N-methyl-D-aspartate (NMDA) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings.

As of March 31, 2026, NRx currently has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine (KETAFREE™) and NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone.

In February 2024, NRx incorporated HOPE Therapeutics with the intent of developing a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as Transcranial Magnetic Stimulation (TMS), hyperbaric therapy, digital therapeutics, and medication management. During 2025, the Company developed the operating model for HOPE and made initial clinic acquisitions with funding from the B-Group. HOPE generated its first clinical revenue in Q4 2025 and currently, as of March 31, 2026, operates in five locations in Florida.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the condensed consolidated balance sheet, statements of operations, and cash flows for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The condensed consolidated financial statements include the accounts of NRx Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. For the quarter ended March 31, 2026, the Company reported a net loss of approximately $1.4 million, used cash in operations of approximately $4.3 million, had a shareholders' deficit of approximately $13.8 million. As of March 31, 2026, the Company had cash and cash equivalents of $6.7 million and a working capital deficit of $17.8 million.

The Company generated initial patient service revenue of approximately $1.1 million during the three months ended March 31, 2026, following the acquisition of Dura on September 8, 2025. Management expects to continue incurring operating losses through at least the remainder of 2026 as it integrates Dura and pursues additional acquisitions through its HOPE subsidiary. While management projects incremental revenue from clinical operations and, upon regulatory approval, from pharmaceutical product sales, these projections are subject to significant uncertainty, including successful completion of pending acquisitions and receipt of FDA approval for NRX-100 and NRX-101.

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through at least the third quarter of 2026 solely from existing cash on hand to finance submission of FDA NDAs for KETAFREE™, NRX-100 and NRX-101. The Company additionally expects to continue to accrue revenue from clinical operations and utilize its existing at-the-market offering to provide cash resources to further support operations. The Company may pursue additional equity or debt financing or refinancing opportunities in 2026 to fund ongoing clinical activities and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures, or other agreements. The sale of equity could result in additional dilution to the Company’s existing stockholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's consolidated financial statements for the year ended December 31, 2025, expressed substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and. The most significant estimates in the Company’s consolidated financial statements relate to the allowance for credit losses on accounts receivable, fair value of the convertible notes payable, fair value of warrant liabilities, fair value of stock options and warrants, fair value of the Common Stock shares granted for services, fair value of the purchase price and the assets acquired and liabilities assumed in business combinations, the fair value of intangible assets and goodwill, the fair value of lease liabilities and related right of use assets, and the utilization of deferred tax assets. Actual results may differ from these estimates.

Reclassifications

Certain prior‑year amounts have been reclassified to conform to the 2026 presentation.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of March 31, 2026, the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $6.4 million. The Company has not experienced any losses on its deposits of cash.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value. No impairment of goodwill was recorded during the three months ended March 31, 2026 and 2025.

Furniture and Equipment, net

Furniture and equipment, net is stated at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives of five to seven years using the straight-line method.

The Company adheres to ASC 360, Property, Plant, and Equipment and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the quarters ended March 31, 2026 and 2025.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
MARCH 31, 2026
(Unaudited)

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

	March 31,
	2026	2025
Stock options	687,490	166,833
Common Stock warrants	9,359,710	9,555,562
Unvested Restricted Stock awards	32,895	—
Common Stock issuable upon conversion of Anson Notes	—	5,873,224
Totals	10,080,095	15,595,619

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Note 3. Revenue and accounts receivable

Revenue for the quarter ended March 31, 2026 is derived from services rendered to patients for outpatient behavioral health care, interventional psychiatry, and pain management procedures. The Company’s services have no fixed duration and can generally be terminated by the patient or the Company at any time; therefore, each treatment or visit is considered its own stand-alone contract.

The Company disaggregates revenue from contracts with customers by service type and by payor, as management believes this best depicts the nature, amount, timing, and uncertainty of revenue and cash flows.

Revenue by Service Type (in thousands):

For the three months ended March 31, 2026
Procedures income	$308
Therapy services	760
Total net patient service revenue	$1,068

Revenue by payor (in thousands):

For the three months ended March 31, 2026
Commercial Insurance	$729
Medicare	158
Self-Pay	181
Total net patient service revenue	$1,068

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

Accounts Receivable and allowance for credit loss

Accounts Receivable (in thousands):

March 31, 2026
Accounts receivable, gross	$362
Less: allowance for credit losses	(181)
Accounts receivable, net	$181

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Allowance for credit losses roll-forward (in thousands):

Beginning balance as of December 31, 2025	$153
Provision (recovery) for expected credit losses	28
Write-offs, net of recoveries	—
Ending Balance as of March 31, 2026	$181

Accounts Receivable by payor (in thousands):

March 31, 2026
Commercial insurance	$171
Medicare	35
Self-pay	156
Accounts receivable, gross	$362

Estimation inputs and credit quality information (summary):

●

Receivables are pooled by payer class and aging; loss rates reflect historical experience updated for current conditions and reasonable‑and‑supportable forecasts with reversion to long‑run averages beyond the forecast horizon. The Company does not suspend recognition of revenue on a “nonaccrual” basis for trade receivables.

Note 4. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expense and other current assets:
Prepaid insurance	$129	$304
Prepaid clinical development costs	227	344
Other prepaid expense	111	286
Total prepaid expense and other current assets	$467	$934

Note 5. Furniture and equipment, net

As of March 31, 2026 and December 31, 2025, furniture and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Medical equipment	$103	$57
Computer equipment	32	32
Furniture and fixtures	57	4
Leasehold improvement	114	—
Total furniture and equipment	306	93
Less: accumulated depreciation	(47)	(30)
Furniture and equipment, net	$259	$63

Depreciation expense was less than $0.02 million for the quarters ended March 31, 2026 and 2025.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Note 6. Leases

The Company has operating leases for three healthcare clinics in Naples, Fort Myers, and West Palm Beach, Florida and operating leases for certain medical equipment:

●

Naples Lease (Related Party): The Company leases its Naples clinic from Dura Properties, LLC, an entity owned and controlled by Dura’s former sole member prior to the acquisition. Following the acquisition on September 8, 2025, the former member became a director and minority shareholder of the Company. Right-of-use (ROU) assets and operating lease liabilities was measured under ASC 805 as if the leases were new at the acquisition date. The amended lease commenced on September 8, 2025 and expires on December 31, 2027. It is non-cancelable and requires monthly base rent of $6,000 (subject to 3% annual escalations), plus $2,000 in common area maintenance charges, and $1 thousand in taxes.

●

Fort Myers Lease (Third Party): The Company amended a lease for its Fort Myers clinic on September 8, 2025, with a commencement date of September 8, 2025, and an expiration date of November 30, 2026. Right-of-use (ROU) assets and operating lease liabilities were measured under ASC 805 as if the leases were new at the acquisition date. The amended lease is non-cancellable and requires monthly base rent of $5,000 in the first year, plus $2,000 in common area maintenance charges, subject to 3% annual escalations

●

West Palm Beach Lease (Third Party): On November 14, 2025, the Company entered into a sublease agreement with Third Party of office space located at West Palm Beach, Florida. The sublease commenced on December 1, 2025 and expires on April 5, 2028. The sublease provides for fixed annual rent of approximately $151,000 in the first lease year, subject to contractual escalations, and includes a five‑month rent abatement at commencement. The Company is also responsible for its proportionate share of operating expenses and other additional rent in accordance with the sublease terms.

●

Medical Equipment Leases (Third Party): On January 7, 2026, the Company entered into three commercial rental agreements with Third Party for certain medical equipment and related accessories. The agreement commenced on January 7, 2026 and has a base rental term of 48 months. The agreements provide for fixed monthly rental payments at an aggregate of $10,000.

The components of lease expense included in the Company’s statement of operations were as follows (in thousands):

		For the three months ended
		March 31,
	Expense Classification	2026
Operating lease expense:
Amortization of ROU asset	Selling, general and administrative	$76
Accretion of operating lease liability	Selling, general and administrative	16
Amortization of ROU asset - related party	Selling, general and administrative	25
Accretion of operating lease liability - related party	Selling, general and administrative	2
Total operating lease expense		$119

Other information related to leases is as follows:

	As of March 31,	As of December 31,
	2026	2025
Weighted-average remaining lease term:
Operating leases (in years)	2.51	2.03
Weighted-average discount rate:
Operating leases	8.22%	7.62%

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The future minimum lease payments required under leases as of March 31, 2026 were as follows (in thousands):

Fiscal Year
Remainder of 2026	$353
2027	396
2028	172
2029	119
Total	1,040
Less: imputed interest	(106)
Lease liability	$934

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025

Accrued and other current liabilities:
Refund liability (see Note 8)	$5,638	$5,509
Professional services	4,311	4,462
Employee costs	394	496
Accrued research and development expense	310	311
Accrued Dura acquisition cost due post-closing	558	557
Other accrued expense	69	2
Total accrued and other current liabilities	$11,280	$11,337

Note 8. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified to deferred revenue or recorded as revenue as of March 31, 2026 and will remain permanent as refund liability until settled.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. In accordance with the License Agreement, any unpaid amounts accrue interest from the due date at a rate equal to one‑month Term SOFR plus 6.0% per annum (10.8% as of March 31, 2026 and December 31, 2025). Interest expense related to the accrued interest on the refund liability is recognized as incurred and is included in interest expense in the consolidated statements of operations. As of March 31, 2026, the refund liability due to Alvogen was $5.6 million, which represents a total of $4.8 million of all payments made by Alvogen through March 31, 2026 along with $0.8 million of accrued interests, and is included as a component of accrued expense and other current liabilities on the unaudited condensed consolidated balance sheet (See Note 7). As of December 31, 2025, the refund liability due to Alvogen was $5.5 million, which represents a total of $4.8 million of all payments made by Alvogen through December 31, 2025 along with the $0.7 million of accrued interest.

Note 9. Debt

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

During the entire year ended December 31, 2025, Anson converted the remaining $1.3 million of principal and interest of the First Tranche Notes, and all of the principal and interest on the Second and Third Tranche Notes ($5.8 million and $5.5 million, respectively) into Common Stock, resulting in the aggregate issuances of 7.3 million shares of Common Stock valued at $18.9 million and loss on conversion of $6.2 million.

No Anson Notes remained outstanding as of March 31, 2026 and December 31, 2025.

Due to the embedded features within the Anson Notes, the Company elected to account for the First, Second, and Third Tranche Notes at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the consolidated statements of operations. During the three months ended  March 31, 2025, the Company recorded a loss from the change in fair value of the Second and Third Tranche Notes of $1 million, which was recognized in other expense (income) on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The following table presents the Anson Notes as of December 31, 2025 (in thousands):

December 31,
2025
Par value of the Anson Notes	$16,305
Initial original issue discount	(1,305)
Conversions and repayments of principal and interest (shares)	(16,909)
Carrying value of the Anson Notes before current period change in fair value	(1,909)
Fair value allocated to Common Stock liability classified warrants	(6,442)
Fair value adjustment through earnings	8,351
Total carrying value of Anson Notes	$—

Convertible note payable - current portion	$—
Convertible note payable, net of current portion	$—

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Note 10. Commitments and Contingencies

Sarah Herzog Memorial Hospital License Agreement

The Company is required to make certain payments related to the development of NRX-101 (the “Licensed Product”) in order to maintain the license agreement with the Sarah Herzog Memorial Hospital Ezrat Nashim (SHMH) (the “SHMH License Agreement”).

In April 2025, the Company and the Licensor entered into an Amendment to the Exclusive License Agreement (the “Amendment”), which resolved a dispute between the parties and modified certain payment and reporting terms of the License Agreement. The Amendment also modified certain milestone obligations related to NRX‑101. In full satisfaction of the milestone payments associated with the completion of Phase II and Phase III clinical trials for NRX‑101, the Company is required to pay the Licensor a single milestone payment of $187,500 upon the first approval of NRX‑101 by the U.S. Food and Drug Administration, including accelerated approval. All remaining milestone provisions under the License Agreement remain unchanged.

Milestone Payments

End of Phase I Clinical Trials of Licensed Product (completed)	$100,000
End of Phase II Clinical Trials of Licensed Product (completed)	$250,000
End of Phase III Clinical Trials of Licensed Product	$187,500
First Commercial Sale of Licensed Product in U.S.	$500,000
First Commercial Sale of Licensed Product in Europe	$500,000
Annual Revenues Reach $100,000,000	$750,000

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of March 31, 2026, the total cumulative payments made under the SHMH License Agreement were $0.3 million, with no payments made during the quarters ended March 31, 2026 and 2025.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the three months ended March 31, 2026 and 2025, no royalty payments were due.

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

During the three months ended March 31, 2026 and 2025, the Company recorded $0 in related annual maintenance fees, respectively.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Exclusive License Agreement

In 2023, the Company entered into a license agreement with Apkarian Technologies LLC to in-license US patent 8,653,120 that claims the use of DCS for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the three months ended March 31, 2026 and 2025, the Company has recorded no expenses relating to the licensure of the patent.

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

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended March 31, 2026 and 2025 was less than $0.1 million, respectively.

The Company also leases three healthcare clinical facilities and office space located in Naples, West Palm Beach and Fort Myers, Florida and certain medical equipment under non-cancelable operating lease agreements. Details regarding lease terms, future minimum lease payments, and right-of-use assets and liabilities are disclosed in Note 6.

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

Note 11. Equity

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock authorized with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock (“Series A Preferred Stock”). In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred Stock for an aggregate cash purchase price of $1.2 million. During March 2024, holders of the Company’s Series A Preferred Stock elected to convert 3.0 million shares of Series A Preferred into 300,000 shares of Common Stock. As of March 31, 2026 and December 31, 2025, no shares of Series A Preferred Stock remained issued or outstanding.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Common Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 500,000,000 shares of Common Stock.

From February 20, 2024 to July 29, 2024, the Company announced that it entered into multiple at-the-market purchase agreements (the “ATM Purchase Agreements”) subject to standard closing conditions where accredited investors purchased 385,515 shares of unregistered Common Stock at a range of $2.42 - $7.10 per share. On April 15, 2024, the Company increased the maximum aggregate offering amount of the shares of Common Stock issuable under that certain at-the-market offering agreement, dated August 14, 2023 (“the Offering Agreement”), with H.C. Wainwright & Co., and filed a prospectus supplement under the Offering Agreement for an aggregate of $4.9 million. The Company suspended the at-the-market offering from August 14, 2024 through April 17, 2025. On April 17, 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the Offering Agreement for an aggregate of $20,000,000. During the three months ended March 31, 2025, the aggregate net cash proceeds to the Company from the ATM Purchase Agreements were approximately $1.6 million. During the three months ended March 31, 2026, the aggregate net cash proceeds to the Company from the ATM Purchase Agreements were approximately $3.4 million.

On January 27, 2025, the Company entered into a securities purchase agreement (the “First RD Purchase Agreement”) with Anson for the sale by the Company of 1,215,278 shares (the “First RD Shares”) of Common Stock, at a purchase price of $2.88 per share, in a registered direct offering (the “First Registered Direct Offering”). Concurrently, the Company also sold unregistered Common Stock purchase warrants (the “First RD Warrants”) to Anson to purchase up to an aggregate of 1,215,278 shares of Common Stock, in a private placement. Subject to certain beneficial ownership limitations, the First RD Warrants were immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the First RD Warrants. The closing of the sales of these securities under the First RD Purchase Agreement occurred on or about January 29, 2025, resulting in net proceeds to the Company of approximately $3.3 million after transaction costs. A grant date fair value of $4.0 million of the warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). As the fair value of the liabilities exceeded the net proceeds received of $3.3 million, the Company recognized the excess as a loss upon issuance of First RD Shares of $0.7 million which is included in other expense (income) in the consolidated statement of operations for the three months ended March 31, 2025.

On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of Common Stock, the Company issued 303,819 shares of Common Stock Consideration Shares and 303,819 of warrants (“Consideration Warrants”) to Anson in accordance with the terms of the CWA. As a result of this adjustment, the exercise price of the RD Warrants was updated to $2.30 as of March 20, 2025. The Consideration Shares, being equity-classified, were recognized at fair value with credit to Common Stock and additional paid in capital. The Consideration Warrants, liability-classified under ASC 815-40, were initially recognized at fair value, with changes in fair value subsequently recognized through earnings. In accordance with the CWA, the Company recorded loss on issuance of the Consideration shares and the Consideration Warrants in total of $1.28 million recognized within other expense (income) during the three months ended March 31, 2025, within accompanying consolidated statements of operations and comprehensive loss.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

During the fiscal years ended December 31, 2025 and 2024 no Public Warrants were exercised. The outstanding balance of these public warrants remains in equity. At March 31, 2026 and December 31, 2025, there were 3,448,856 Public Warrants outstanding to purchase up to 344,886 shares of Common Stock.

Assumed Private Placement Warrants – Liabilities

Prior to the Merger, the Company had outstanding 136,250 Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period. The Company recognized a gain on the change in fair value of the Private Placement Warrants for each of the three months ended March 31, 2026 and 2025 of less than $0.1 million, respectively.

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

On February 28, 2024, the Company issued to the Underwriters 5-year warrants to purchase up to 25,000 shares of Common Stock. The allocated fair value of $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%).

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

On April 19, 2024, the Company issued to Underwriter’s 5-year warrants to purchase up to 30,350 shares of Common Stock. A fair value of less than $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.04, exercise price of $3.63, term of 5 years, volatility of 178.10%, risk-free rate of 4.66%, and expected dividend rate of 0%).

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

RD Warrants – Liabilities

As discussed above, on January 29, 2025, in conjunction with the issuance of the First RD Shares, the Company issued the First RD Warrants to purchase up to 1,215,278 shares of Common Stock which were classified as a liability, with a grant date fair value of $4.0 million determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). As the fair value of the liabilities exceeded the net proceeds received of $3.3 million, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of $0.7 million which is included in other expense (income) in the consolidated statement of operations for the three months ended March 31, 2025.

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

As of March 31, 2026, the aggregate fair value of all liability classified warrants, which include Substitute Warrants, Assumed Private Placement Warrants, Anson Warrants, First RD Warrants and Consideration Warrants, was $8.8 million. The Company recognized a gain on the change in fair value of the liability classified warrants for the three months ended March 31, 2026 of approximately $3.5 million. In addition, the Company recognized a gain of $5.4 million upon the exercise of Anson Warrants, representing the difference between the fair value of the exercised warrant liabilities and the cash proceeds received. Refer to Note 13 for discussion of the fair value measurement of the Company’s warrant liabilities.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The following table provides the activity for all warrants for the respective periods.

				Aggregate
		Weighted	Weighted	Intrinsic
		Average	Average	Value
	Total Warrants	Remaining Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2024	7,173,766	3.77	$17.20	$80
Issued	4,252,758	5.00	1.78	—
Exercised	(1,870,962)	5.00	1.65	—
Expired	(195,852)	—	—	—
Outstanding as of December 31, 2025	9,359,710	3.17	$7.77	$492
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding as of March 31, 2026	9,359,710	2.93	$7.77	$195

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

2021 Omnibus Incentive Plan

As of December 31, 2025, 1,308,746 shares of Common Stock are authorized for issuance pursuant to awards under the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). As of January 1, 2026, 417,143 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. On December 28, 2023, the first amendment to the 2021 Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan by an additional 200,000 shares, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the 2021 Plan to be equal to 100% of the Share Pool. As of March 31, 2026, an aggregate 1,150,530 shares of Common Stock have been awarded net of forfeitures, and 575,245 shares of Common Stock remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants.

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

On January 1, 2026, the Company issued 10,135 stock options. These shares have a vesting term of three and two years, an expiration date of ten years from the grant date and were valued at approximately less than $0.1 million as of the grant date.

On January 27, 2026, the Company issued 100,000 stock options. These shares have a vesting term of three years, an expiration date of ten years from the grant date and were valued at approximately less than $0.2 million as of the grant date.

The stock options granted during the three months ended March 31, 2026 were valued utilizing the Black-Scholes options pricing model with the following inputs: $2.24-3.00 of stock price, 3.92%-4.05% risk-free rate, 150.81%-156.02% volatility, 0% dividend rate, and the expected term of 6 years.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	life (in	value (in
	shares	price	years)	thousands)
Outstanding as of December 31, 2024	121,833	22.36	7.0	—
Options granted	591,865	1.93	10.0
Forfeited/Expired	(126,343)	—	—	—
Outstanding as of December 31, 2025	587,355	$6.10	8.6	$365
Options granted	110,135	2.45	10.0	—
Forfeited/Expired	(10,000)	—	—	—
Outstanding as of March 31, 2026	687,490	$8.62	8.6	$147
Options vested and exercisable as of March 31, 2026	158,407	$17.43	6.7	$—

Stock-based compensation expense related to stock options was $0.2 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.80 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

Weighted
Average Grant
Date Fair
	Awards	Value
Balance as of December 31, 2024 (unvested)	—	—
Granted	32,895	$3.04
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2025 (unvested)	32,895	$3.04
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2026	32,895	$3.04

On October 22, 2025, the Company granted 32,895 restricted shares of Company’s common stock of to an employee in accordance with Medical Director Agreement. The shares were valued at approximately $100,000 based on the closing price of NRx Common Stock on October 16, 2025 of $3.04 per share. The Restricted Stock vests in equal tranches over a three-year period, with each tranche vesting on the day prior to each anniversary of the effective date. The related stock-based compensation expense is being recognized over the vesting period.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Stock-based compensation expense related to RSAs was less than $0.1 million for the three months ended March 31, 2026.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three Months ended March 31,
	2026	2025
Stock-based compensation expense
General and administrative	$136	$12
Research and development	15	—
Total stock-based compensation expense	$151	$12

Note 13. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and December 31, 2025 and during the three months ended March 31, 2026 and 2025. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services, and warrants issued with the Convertible Notes are estimated based on the Black-Scholes model. The fair value of the convertible notes payable was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	March 31, 2026	December 31, 2025

Assets:
Money Market Account	1	$1,311	$403

Liabilities:
Warrant liabilities (Note 11)	3	$8,766	$12,304

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Convertible Note Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson Convertible Notes that are categorized within Level 3 of the fair value hierarchy are as follows:

	March 31,
	2025
Stock price on valuation date	$2.05
Time to expiration	0.87	–	1.03
Notes market interest rate	13.21%
Equity volatility	120.2%	–	139.2%
Risk-free rate	4.08%
Probability of default	0%

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

Subsequent to March 31, 2025, the Company converted the remaining outstanding principal of the Anson Notes, together with accrued interest, with an aggregate carrying amount of $11,371, into shares of the Company’s common stock. During the remaining period in 2025, the Company recognized a fair value adjustment of $2,974 in earnings related to changes in the fair value of the Anson Notes. As of December 31, 2025, there were no outstanding balances under the Anson Notes.

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
MARCH 31, 2026
(Unaudited)

The weighted-average significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	March 31, 2026			December 31, 2025
Stock price on valuation date	$2.13			$2.71
Exercise price per share	$1.65	–	11.50	$1.65	-	$11.50
Expected life	0.15	–	3.83	0.39	-	3.62
Volatility	106.18	–	108.42%	80.52	-	118.80%
Risk-free rate	3.61			3.61	-	3.64%
Dividend yield	0.0%			0.0%
Fair value of warrants	$0.01			$0.01	-	2.22

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2025	$12,304
Change in fair value of warrant liabilities	(3,538)
Balance as of March 31, 2026	$8,766

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The Company generated $1,068,000 in revenues during the three months ended March 31, 2026. The revenue for the three months ended March 31, 2026 represents the revenue generated from Dura. The CODM evaluates performance based on operating expenses and monitors key expense categories related to the Company’s research and development activities, as well as general and administrative functions. While the Company has commenced revenue‑generating activities, operating expenses remain a primary focus of management given the Company’s ongoing investment in research and development and corporate infrastructure.

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

The following table reconciles the loss from operations to total loss for the three months ended March 31, 2026 and 2025 (in thousands):

			For the three months
			ended
			March 31,
Expense Category	NRx	Dura	2026	2025
(Loss) Income from operations	$(4,826)	$84	$(4,742)	$(3,847)
Interest income	(1)	(4)	(5)	(4)
Interest expense	233	—	233	—
Change in fair value of convertible notes payable	—	—	—	965
Change in fair value of warrant liabilities	(3,538)	—	(3,538)	(2,896)
Loss on issuance of Registered Direct Offering	—	—	—	730
Loss on Consideration Shares and Warrants	—	—	—	1,277
Loss on convertible note conversions	—	—	—	1,593
Loss (income) on equity method investments	(2)	—	(2)	—
Net loss	$(1,518)	$88	$(1,430)	$(5,512)

Long-lived assets consist of furniture and equipment which are included in furniture and equipment, net in the balance sheet. Long-lived assets by year are as follows (in thousands):

			For the three months ended
	NRx	Dura	March 31, 2026	December 31, 2025
Medical equipment	$45	$57	$102	$57
Computer equipment	29	4	33	32
Furniture and fixtures	53	4	57	4
Leasehold improvements	114	—	114	—
Total PPE	$241	$65	$306	$93
Less: Accumulated depreciation	(35)	(12)	(47)	(30)
Net	$206	$53	$259	$63

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Note 15. Income Taxes

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2026 and 2025, respectively.

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

The Company has no open tax audits with any taxing authority as of March 31, 2026.

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Intangible Assets

The Company identified the following finite-lived intangible assets, which will be amortized on a straight-line basis over their estimated useful lives once finalized:

●	Trade Name – includes the “Dura Medical” name and associated trademarks.
●	Customer relationship – representing the value of established patient relationships and referral sources.

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

		Weighted Average
		Useful Life
	Fair Values	(Years)
Trade name and trademarks	$673	8.0
Customer relationships	311	3.0
Total intangible assets	984
Less accumulated amortization	(105)
Net carry value	$879

The Company incurred amortization expense of $46,000 during the three months ended March 31, 2026.

As of March 31, 2026, the maturities of the Company’s intangible assets were as follows (in thousands):

Remainder of 2026	$141
2027	188
2028	158
2029	84
2030	84
Thereafter	224
Total	$879

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Dura included in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025, as if the acquisition was made on January 1, 2025. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on January 1, 2025, is as follows (in thousands):

(Unaudited)
For the three months ended March 31,
2025
Revenue	$941
Net loss	$(5,602)

The unaudited pro forma results for the period ended March 31, 2025, include material nonrecurring adjustments of $0.1 million related to the amortization of intangible assets acquired in connection with the Dura acquisition and approximately $0.1 million related to the finders’ fees incurred and earned upon closing of the transaction. Net patient service revenue and net income attributable to Dura for the three months ended March 31, 2025, and included in the Company’s consolidated statement of operations, were $1 million and $0.1 million, respectively.

Note 17. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (Glytech), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, the co-founder and a former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During the three months ended  March 31, 2026 and 2025, the Company paid Glytech $0 and $0.3 million, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major stockholder of the Company and a member of the Board. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as chief executive officer under an employment agreement with the Company until March 8, 2022 and currently serves under a consulting agreement with the Company as Chief Scientist thereafter and received compensation of $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

On March 29, 2023, the consulting agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Javitt Consulting Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. The annual discretionary bonus for 2023, if any, may be approved by the Board in 2024 and is payable in March 2024, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. The annual discretionary bonus for 2024, if any, may be approved by the board in 2025 and is payable in March 2025, will be pro-rated from the start of the extension period and is subject to Dr. Javitt’s continued engagement by the Company. As of March 31, 2026 and December 31, 2025, the annual discretionary bonus of $0.2 million and $0.2 million is accrued and included within accrued and other current liabilities on the condensed consolidated balance sheets, respectively.

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s chief executive officer who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of $0.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. These services are ongoing.

Included in accounts payable were $0.5 million and $0.3 million due to the above related parties as of March 31, 2026 and December 31, 2025, respectively.

Consulting Agreement with Michael Taylor

In June 2024, the Company entered into a consulting agreement with Michael Taylor (the “Taylor Consulting Agreement”), who was subsequently appointed to the Company’s Board of Directors in January 2025. Pursuant to the Taylor Consulting Agreement, Michael Taylor provides capital formation and strategic advisory services in support of the Company’s development of HOPE Therapeutics, including advising on the Company’s initial funding efforts for HOPE Therapeutics, assisting with outreach to family offices and similar investors, and supporting the identification and retention of a brand ambassador. During the three months ended March 31, 2026 and 2025, the Company made cash payments to Michael Taylor totaling less than $0.1 million and less than $0.1 million, respectively, in connection with the Taylor Consulting Agreement.

Naples Lease Operating Agreement

The Company leases its Naples clinic from Dura Properties, LLC, an entity owned and controlled by Dura’s former sole member. Following the acquisition on September 8, 2025, the former sole member became a director and minority shareholder of the Company. As a result, the related-party lease right-of-use (“ROU”) asset and operating lease liability were measured as of the acquisition date in accordance with FASB ASC 805, Business Combinations, as if the lease were a new lease as of that date. Total payments made under the lease agreement during the three month ended March 31, 2026, were approximately $29,000.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Note 18. Investment in Cohen and Associates:

On October 17, 2025, the Company, through its subsidiary HOPE, completed the acquisition of a strategic, minority ownership interest in Cohen & Associates, LLC, a Florida limited liability company (Cohen & Associates), for cash consideration of $432,000. The investment was acquired pursuant to a Membership Interest Purchase Agreement dated October 17, 2025, by and among HOPE, Cohen LLC, and Rebecca S. Cohen, MD, which includes customary representations, warranties, indemnification provisions, and certain post‑closing adjustments.

The Company accounts for its investment in Cohen & Associates under the equity method of accounting, as the Company has the ability to exercise significant influence over Cohen & Associates but does not control the entity. The investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of Cohen & Associates’ net income or loss, which is included in equity method loss in the accompanying statements of operations for the year ended December 31, 2025 in the amount of $35,000. As of December 31, 2025 the carrying value of the equity method investment was $397 thousand.

Note 19. Subsequent Events

Proceeds from ATM Offering

From  April 1, 2026 through May 14, 2026, the Company sold an aggregate of 2,619,654 shares of its common stock shares in connection with the at-the-market offering for approximately $7.0 million, net of less than $0.2 million in offering costs.

Formation of NRx Defense Systems, Inc.

In April 2026, the Company formed NRx Defense Systems, Inc. ("NDS"), a Florida-based, wholly owned subsidiary organized for the purpose of advancing recent clinical findings that suggest low-dose D-cycloserine (the key ingredient in NRX-101) may increase the antidepressant and anti-suicidal effects of transcranial magnetic stimulation ("TMS") by more than two-fold.

Acquisition of GeNeuro SA Assets and formation of GeNeuro, Inc.

In May 2026, the Company incorporated GeNeuro, Inc. ("GeNeuro"), a Florida-based, wholly owned subsidiary. GeNeuro is expected to focus on a portfolio of diagnostic and therapeutic advances related to the role of Human Endogenous Retroviruses in causing central nervous system diseases, include schizophrenia and other psychoses, multiple sclerosis, amyotrophic lateral sclerosis (ALS), autism, and optic neuritis.

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

Overview

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and expects to distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc. (NeuroRx), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (PTSD) and schizophrenia. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (HOPE), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (TMS), digital therapeutics, and hyperbaric therapy. In Spring 2026, NRx founded two additional Florida-based subsidiaries: NRx Defense Systems, Inc. (NDS) and GeNeuro, Inc. (GeNeuro), as will be described below. Historically, our drug development activities are focused on drugs that enhance neuroplasticity by modulating the N-methyl-D-aspartate (NMDA) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NDS is focused on advancing recent clinical findings that suggest low-dose D-cycloserine (the key ingredient in NRX-101) may increase the antidepressant and anti-suicidal effects of TMS by more than two-fold; while, GeNeuro is expected to focus on a portfolio of diagnostic and therapeutic advances related to the role of Human Endogenous Retroviruses in causing Central Nervous System Diseases including Schizophrenia and other Psychoses, Multiple Sclerosis, Amyelotrophic Lateral Sclerosis (ALS), Autism, and Optic Neuritis. GeNeuro is partnered with the US National Institutes of Health through a prior Cooperative Research and Development Agreement (CRADA) with the Fondation FondaMental (Paris).

NRx currently has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine (KETAFREE™) and NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone. KETAFREE™, NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (FDA) approval as follows:

1.

An Abbreviated New Drug Application (ANDA) for KETAFREE™ was filed, with priority review requested in September 2025. The company has progressed through the stages of discipline review in the FDA Office of Generic Drugs and has received Discipline Review Letters related to labeling, bioequivalence, and drug product identifying no major deficiencies. In April 2026, the Company met with leadership of the Office of Generic Drug Products to review the application status and the office advised the Company that FDA was endeavoring to complete the product review by Summer 2026. Additionally, FDA inspected the Company’s manufacturing site and subsequently advised that its status was “VAI,” an inspection status consistent with ability to manufacture an FDA approved drug. The Company now has more than two years of real-time and accelerated stability data for its blow-fill-seal presentation, consistent with an expected three year shelf stability at product launch. On the basis of the above progress, the Company arranged with the manufacturer to initiate large scale commercial production at the million unit per batch level. The Company has additionally submitted a citizen petition seeking to have benzethonium chloride, a toxic preservative, removed from all commercial presentations of ketamine. The Company has completed all required manufacturing steps, including the manufacture of three reference batches of KETAFREE™ and has demonstrated room temperature shelf stability that is anticipated to support a three-year room temperature shelf life at the time of launch. KETAFREE™, if approved, would inherit the same label as the Reference Listed Drug. Management believes that the current generic market for ketamine exceeds $750 million per year.

2.

A New Drug Application (NDA) for NRX-100, originally initiated during the fourth quarter of 2024, is in the process of completion and is expected to be filed during Q2 2026. As reported in the 2025 10-K filing, the Company has amassed clinical trial evidence in more than 1,000 patients demonstrating rapid efficacy of ketamine in reducing both depression and suicidality with superiority to placebo and non-inferiority to electroconvulsive therapy. The Company has similarly identified Real World Evidence demonstrating a dramatic effect of ketamine in reducing those symptoms and potentially doing so more rapidly than intranasal S-ketamine. As previously reported, the Company and Osmind met with the FDA to secure FDA’s agreement to review both the existing clinical trials and Osmind’s Real World Evidence (RWE) on more than 65,000 US patients treated with ketamine. In written meeting minutes, FDA agreed to review the RWE as part of the NRX-100 New Drug Approval process. Accordingly, the Company has submitted the RWE analysis plan to FDA prior to data analysis and submission. On April 18, 2026, the President signed an Executive Order entitled “Accelerating Medical Treatments for Serious Mental Illness”. Section 4 of that Executive Order emphasizes the need for FDA to consider both real world evidence and to consider data from relevant clinical trials already conducted by the Departments of Health and Human Services (HHS) and Veterans Affairs in the use of psychedelic drugs. As previously reported, multiple clinical trials conducted by HHS have documented the efficacy of intravenous ketamine compared to placebo and electroconvulsive therapy. In addition to the Presidential Executive Order, the US House of Representatives 2026 Appropriations language, published to the Congressional website, guides the FDA to use Real World Evidence for “Substantial Evidence of Effectiveness,” (SEE) in approving products to treat suicidal depression and PTSD as noted in the following link:
https://docs.house.gov/meetings/AP/AP00/20260429/119253/HMKP-119-AP00-20260429-SD002.pdf. The information contained on or accessible through the preceding congressional website is not incorporated into this Quarterly Report on Form 10-Q as is provided for reference purposes only.

Substantial Evidence of Effectiveness is the standard required for drug approval. NRX-100 is a different formulation than the generic preservative-free ketamine. The Company has similarly completed all required manufacturing steps, including the manufacture of three registration batches, and demonstrated room temperature shelf stability to support a three-year room-temperature shelf life. The current market for ketamine as labeled for the treatment of depression is served only by a nasal preparation of S-ketamine (SPRAVATO®) that has current estimated sales of approximately $2 billion per year.

3)

An NDA filing for NRX-101 for its original indication of treating suicidal bipolar depression has been initiated with the submission of the Module 3 manufacturing file to the FDA. The drug was previously awarded Breakthrough Therapy Designation and, accordingly, the Company is requesting rolling review from the NDA. Breakthrough Therapy Designation is granted by the FDA to facilitate the development and expedite the review of drugs to treat serious conditions that address an unmet medical need and have demonstrated preliminary evidence of efficacy as determined by the FDA. Based on current data, the Company aims to seek accelerated approval for use of NRX-101 in patients with bipolar depression who exhibit suicidal ideation on currently approved medication.

In late 2025, the Company was made aware of dramatic clinical findings suggesting that low-dose D-cycloserine (the key ingredient in NRX-101) may increase the antidepressant and anti-suicidal effects of TMS by more than two-fold, as demonstrated in a randomized controlled trial and subsequently confirmed with real world experience and mechanistic studies. The Company has now received FDA approval to proceed with a phase 2b/3 clinical trial (the MIND1 trial) under an Investigational New Drug (IND) license to investigate the role of NRX-101 vs. placebo in augmenting the effect of robotic-assisted Transcranial Magnetic Stimulation. The Company has partnered with Zeta Surgical (Cambridge, MA) and several branches of the US Department of War. Accordingly, in April 2026, the Company incorporated NRx Defense Systems, Inc. and appointed Dr. Dennis K. McBride, Ph.D. (CAPT US Navy, Ret., SES4 National Defense University and Office of the Secretary of Defense, Ret.) as its President. Dr. McBride served a full career as a Naval Medical Officer/Flight Surgeon during which he served two tours of duty as a Program Manager in the Defense Advanced Research Projects Agency (DARPA). He then served as a Civilian Admiral equivalent in the National Defense University and the Office of the Secretary of Defense.

The Company is expecting non-dilutive funding will be provided by branches of the US Government to support the enrollment and treatment of 400 participants at Military Treatment Facilities, HOPE Therapeutics clinics, and a prominent University teaching hospital, and the protocol now approved by the FDA proposes to test the use of low-dose NRX-101 in conjunction with an accelerated one-day TMS protocol (ONE-D). The Company has agreed to donate clinical trial quantities of NRX-101 to this effort. Should this study demonstrate safety and efficacy, it could represent a dramatic expansion of the market for NRX-101 and have the potential to offer patients a rapid remission from severe depression and PTSD with a single day of treatment. Millions of Americans are expected to be treated with TMS in coming years, and success in this planned clinical trial could lead to a potential 2027 PDUFA date for this previously unanticipated indication.

In February 2024, NRx incorporated HOPE Therapeutics with the intent of developing a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as Transcranial Magnetic Stimulation (TMS), hyperbaric therapy, digital therapeutics, and medication management. During 2025, the Company developed the operating model for HOPE and made initial clinic acquisitions with funding from the B-Group. HOPE generated its first clinical revenue in Q4 2025 and currently operates in five locations in Florida with the expectation of operating in eight or more locations by the end of Q2 2026.

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

The Company previously disclosed its partnership with the Fondation FondaMental and its CEO, Prof. Marion Leboyer, who serves as a member of the NRx advisory board to develop her discovery of the role of Human Endogenous Retrovirus (HERV-W) in causing Schizophrenia and the potential role of an anti HERV-W Envelope Protein antibody as a disease-modifying drug to treat schizophrenia and other forms of psychosis. (see US patent application 2024/0301040 A1). The antibody was developed by a French biotechnology Company owned by GeNeuro, SA, which was involved in a liquidation following a failed Covid-related clinical trial. In May 2026, the Company was advised by Swiss authorities that NRx was the winning bidder in a liquidation sale of the GeNeuro assets. These assets include the schizophrenia drug, together a broad patent portfolio and related cell lines, antibodies, regulatory files, and data from three completed human clinical trials. In addition to schizophrenia, the GeNeuro portfolio offers potential treatments for Multiple Sclerosis, Amyelotrophic Lateral Sclerosis (ALS), Autism, Optic Neuritis, and Type I Diabetes. The Schizophrenia patent is jointly owned with Fondation FondaMental. The patent related to ALS (US 10,723,787 B2) was co-invented with the US National Institutes of Health and shared under an intellectual property agreement. Dr. Herve Perron, formerly Chief Scientist of GeNeuro has joined NRx’s initiative as its Chief Scientist. The acquisition of the GeNeuro assets is expected to close during Q2 of 2026 and the Company anticipates supporting this exciting endeavor through investment channels that are not dilutive to core NRx investors.

Recent Developments

Drug Development

KETAFREE & NRX-100	●	FDA inspection of manufacturing facility with reclassification to VAI status, meeting the manufacturing site requirements for Preapproval Inspection and grant of ANDA.

KETAFREE & NRX-100	●	Continuation of Stability and Sterility surveillance with two years of real-time and accelerated stability sufficient to file for three year room temperature shelf life at time of release.

KETAFREE	●

Receipt of Discipline Review Letters from FDA Office of Generic Drug Products on Labeling, Drug Substance, Drug Product, and Bioequivalence with no major deficiencies identified. Meeting with Generic Drug Product leadership with no barriers identified to on-time approval.

KETAFREE	●	Initiation of commercial manufacturing at 1 million dose per batch scale. Manufactured drug anticipated by the third quarter.

NRX-100	●

Presidential Executive Order: Accelerating Medical Treatments for Serious Mental Illness signed April 16, 2026 directing FDA and HHS to collaborate on use of HHS-funded clinical trials for the approval of psychedelic drugs to treat severe, treatment-resistant mental health conditions.

NRX-100	●	Publication of Congressional Appropriations Language directing FDA to utilize Real World Evidence as a basis for Substantial Evidence of Efficacy in products to treat suicidal depression and PTSD.

NRX-100	●

Initiation of Real World Evidence analysis project with Osmind, Inc, to provide RWE on 65,000 patients treated with intravenous ketamine for depression compared to 6,000 patients treated with intranasal S-ketamine.

NRX-100	●

Type C meeting with FDA to align on submission of existing clinical trials as Substantial Evidence of Effectiveness together with RWE as confirmatory evidence of effectiveness. Agreement by FDA to consider the Osmind RWE and to review the Statistical Analysis Plan prior to NDA submission.

NRX-101	●

Initiation of Investigational New Drug application for use of NRX-101 to augment the clinical effect of Transcranial Magnetic Stimulation, with FDA permission to proceed with enrollment of patients in the MIND1 trial of robotic-assisted TMS and NRX-101 vs. robotic-assisted TMS and placebo.

	●	Non-clinical validation of a proprietary extended release form of D-cycloserine

HOPE Therapeutics

●	Establishment of HOPE clinics in Naples, FL, Fort Meyers, FL, West Palm Beach, FL and Sarasota, FL (2) with locations under development in Boston, MD, Denver, CO, and other locations.

●

Appointment of Prof. Joshua Brown, MD, PhD, as Chief Medical Innovation Officer and Rebecca Cohen, MD, as HOPE Medical Director. Prof. Brown is currently funded under DARPA Phase 2 contracts to adapt TMS to meet the needs of Force Preparedness.

●	Partnership initiation with neurocare AG, (Munich and Atlanta, GA) with clinical collaboration and collaboration on NRX-101 as therapy to enhance effectiveness of TMS.

●	Partnership with EMOBOT, Inc. (Paris, France) to deploy continuous patient monitoring of depression, PTSD, and suicidality across HOPE’s clinical footprint to support accountable care initiatives.

●

Development partnership with Zeta Surgical (https://www.zetasurgical.com) neurosurgical robotics manufacturer to support development of military-focused TMS technology in support of force preparedness.

NRx Defense Systems

●	Incorporation of NRx Defense Systems and appointment of CAPT Dennis McBride, PhD as President of NRXD.

●

Appointment of study lead (currently in contracting) for Department of War-funded deployment of. Military-grade TMS initiative including NRX-101 neuroplastic augmentation, robotic TMS, and precision neuro-navigation to be provided by Zeta Surgical (Cambridge, MA).

●	Corporate donation of NRX-101 to designated Military Treatment Facilities for clinical trial of TMS+NRX-101 in the treatment of depression and PTSD.

GeNeuro

●

Incorporation of GeNeuro, as a majority-owned subsidiary of NRx to focus on mitigation of Human Endogenous Retroviral infection in the treatment of Psychosis, Multiple Sclerosis, ALS, Autism, and Optic Neuritis. Key patents owned jointly with Fondation FondaMental and with the US National Institutes of Health.

●

Award by the Courts of Switzerland through a winning bid of all assets previously owned by GeNeuro, SA, to include patents, cell lines, finished investigational product, regulatory filings, and data from three completed clinical trials. The acquisition is expected to close during the second quarter of 2026.

Leadership Expansions

Prof. Joshua Brown, MD, PhD, of Chief of TMS Research at Harvard Mclean Hospital has been appointed as the Company’s Chief Medical Innovation Officer. Prof. Brown is the Principal Investigator for DARPA Phase I and Phase II studies related to TMS and neuroplastic drugs.

Mr. Glenn Tyson has been appointed as NRx Pharmaceuticals’ first Chief Commercial Officer.

Dr. Dennis McBride has been appointed as President of NRx Defense Systems.

Prof. Marion Leboyer, MD, PhD, a long-time advisor to the Company will now lead the Company’s development of anti-HERV-W antibody for the treatment of Schizophrenia and other forms of Psychosis. She will be joined by Dr. Herve Perron, PhD, former Chief Scientist of GeNeuro.

Financing

In May 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the offering agreement for an aggregate of $20,000,000. During the year ended December 31, 2025, the Company sold an aggregate of 2,277,177 shares of Common Stock for approximately $6.54 million, net of $0.2 million in offering costs. Pursuant to the Anson Purchase Agreement, on January 28, 2025, the Company issued $5.4 million of Third Tranche Anson Notes at an 8% original issue discount for total cash proceeds of approximately $5.0 million. On August 18, 2025, the Company entered into the Second RD Purchase Agreement with certain accredited investors for the sale of an aggregate of 3,959,999 shares of Common Stock, at a purchase price of $1.65 per share. The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. On September 30, 2025, the 1,870,960 shares underlying Anson Warrants were exercised for cash proceeds of $3.09 million. Because the exercise proceeds were received subsequent to September 30, 2025, the Company recorded a subscription receivable asset of $3.09 million as of September 30, 2025. The exercise proceeds of $3.09 million were received on October 1, 2025.

Although no assurances can be given, management believes that it will be able to secure necessary financing to support and consummate both its previously announced acquisitions and potential future acquisition candidates, execute its business plan and achieve its projected revenue objectives.

Since inception, the Company has incurred significant operating losses. For the three months ended March 31, 2026 and 2025, the Company’s net loss was $1.4 million and $5.5 million, respectively. As of March 31, 2026, the Company had an accumulated deficit of $308.3 million, a stockholders’ deficit of $13.8 million and a working capital deficit of $17.8 million.

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

For the three months ended March 31, 2026, the Company recorded total revenue of approximately $1.1 million, which was solely attributable to patient services provided by Dura following its acquisition on September 8, 2025. Prior to the acquisition, the Company did not generate revenue as it was in the development stage and primarily focused on corporate formation, financing, and acquisition-related activities.

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

For the three months ended March 31, 2026, cost of patient services related solely to operations of Dura following its acquisition on September 8, 2025. Given the limited period of post-acquisition operations, current cost levels are not representative of the Company’s expected ongoing operating costs. Management anticipates that cost of patient services will increase in proportion with the expected growth in patient volumes and expansion of clinical activities in future periods.

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

Settlement (income) expense

Settlement (income) expense during the three months ended March 31, 2026, consists of amounts related to the resolution of legal claims and income recognized from the reduction of previously accrued settlement liabilities, as certain matters were settled for less than originally estimated.

Results of operations for the three months ended March 31, 2026 and 2025

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	March 31,		Change in
	2026	2025	Dollars

Net patient service revenue	$1,068	$—	$1,068

Operating expense:
Cost of patient services	631	—	631
Research and development	1,309	804	505
Selling, general and administrative	3,813	2,943	870
Depreciation and amortization	63	—	63
Settlement (income) expense	(6)	100	(106)
Total operating expense	5,810	3,847	1,963
Loss from operations	(4,742)	(3,847)	(895)

Other expense (income):
Interest income	(5)	(4)	(1)
Interest expense	233	—	233
Change in fair value of convertible note payable	—	965	(965)
Change in fair value of warrant liabilities	(3,538)	(2,896)	(642)
Loss on issuance of Registered Direct Offering	—	730	(730)
Loss on Consideration Shares and Warrants	—	1,277	(1,277)
Loss on convertible note conversions	—	1,593	(1,593)
Income from equity method investments	(2)	—	(2)
Total other expense (income)	(3,312)	1,665	(4,977)
Loss before tax	(1,430)	(5,512)	4,082
Net loss	$(1,430)	$(5,512)	$4,082

Net patient service revenue

For the three months ended March 31, 2026, the Company recorded $1.1 million in net patient service revenues from the clinical services provided by Dura following the acquisition dated September 8, 2025. The Company did not record revenues for the three months ended March 31, 2025.

Operating expense

Cost of patient services

For the three months ended March 31, 2026, the Company recorded $0.6 million in costs of patient services, as compared to $0 incurred during the three months ended March 31, 2025. This increase can be attributed to the acquisition of Dura on September 8, 2025.

Research and development expense

For the three months ended March 31, 2026, the Company recorded $1.3 million of research and development expense, as compared to approximately $0.8 million for the three months ended March 31, 2025. The increase of $0.5 million is primarily related to a $0.5 million increase in clinical trials and development. The research and development expense for each of the three months ended March 31, 2026 and 2025, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the three months ended March 31, 2026, the Company recorded $3.8 million of general and administrative expense, as compared to approximately $2.9 million for the three months ended March 31, 2025. The increase of $0.9 million is related primarily to an increase of $0.8 million in employee costs and $0.6 million in office expenses, partially offset by a decrease of $0.2 million in insurance costs and $0.1 million in legal fees. General and administrative expense includes $0.1 million and less than $0.1 million of non-cash stock-based compensation for the three months ended March 31, 2026 and 2025, respectively.

Settlement expense (income)

For the three months ended March 31, 2026, the Company recognized settlement income of less than $0.1 million resulting from certain legal matters that were settled in 2026. The Company recorded $0.1 million in settlement expenses during the three months ended March 31, 2025 in connection with deductibles related to insurance claims.

Depreciation and amortization

Depreciation and amortization expense increased to $63 for the three months ended March 31, 2026, compared to $0 for the same period in 2025, primarily due to the recognition of depreciation and amortization on property and equipment and intangible assets acquired in the Dura acquisition completed in September 2025.

Other expense (income)

Interest income

For the three months ended March 31, 2026, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the three months ended March 31, 2025.

Interest expense

For the three months ended March 31, 2026, the Company recorded $0.2 million of interest expense related to accrued interest on the refund liability arising from the termination of the License Agreement with Alvogen. For the three months ended March 31, 2025, the Company recorded $0 of interest expense.

Change in fair value of convertible notes payable

For three months ended March 31, 2026, the Company recorded a loss of $0 related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the three months ended March 31, 2025, the Company recorded a loss of $1.0 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the three months ended March 31, 2026, the Company recorded a gain of $3.5 million related to the change in fair value of the warrant liabilities, as compared to a loss of $2.9 million for the three months ended March 31, 2025. The increase in gain during the three months ended March 31, 2026 is attributable to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes, additional shares of Anson Warrants issued as a result anti-dilutive provision, as well as increase in the Company’s stock prices.

Loss on convertible note conversions

For the three months ended March 31, 2026, the Company recorded a loss of $0 related to convertible note conversion, as compared to a loss of $1.6 million during the three months ended March 31, 2025. These conversions were calculated as the difference between the conversion price per the terms of the Anson first tranche senior secured convertible notes agreements relative to the fair value of the Common Stock on the date of conversion as described further under footnote 9 to the accompanying unaudited condensed consolidated financial statements.

Income from equity investments

For the three months ended March 31, 2026, the Company recorded a gain of less than $0.1 million related to its investment in Cohen & Associates LLC, which is recorded at cost and adjusted for the Company’s proportionate share of Cohen & Associates’ net income or loss. Please see Note 18 in the accompanying unaudited condensed consolidated financial statements for further information on the investment in Cohen & Associates.

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

Through March 31, 2026, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $3.5 million, with $3.4 million of net aggregate net cash proceeds received during the three months ended March 31, 2026.

Cash Flow

The following table presents selected financial information and statistics for each of the periods shown below:

	March 31, 2026	December 31, 2025
Balance Sheet Data:
Cash	$6,713	$7,797
Total assets	11,903	12,956
Total liabilities	25,719	28,893
Total stockholders' deficit	(13,816)	(15,937)

	Three Months Ended March 31,
	2026	2025

Statement of Cash Flow Data:
Net cash used in operating activities	$(4,295)	$(3,480)
Net cash used in investing activities	(213)	—
Net cash provided by financing activities	3,424	7,585
Net (decrease) increase in cash	$(1,084)	$4,105

Operating Activities

During the three months ended March 31, 2026, operating activities used approximately $4.3 million of cash, primarily resulting from a net loss of $1.4 million partially offset by net non-cash gain of $3.2 million, including $3.5 million in change in fair value of warrant, off set by adjustment of $0.3 of stock-based compensation and others reconciling items, and changes in operating assets and liabilities of less than $0.35 million.

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

Investing Activities

Net cash used in investing activities was $0.2 million for three months ended March 31, 2026, compared to no cash used in investing activities during the comparable period in 2025. The outflows in the current period were primarily related to capital expenditure for purchase of furniture and equipment.

Financing Activities

During the three months ended March 31, 2026, financing activities provided $3.4 million in proceeds from issuance of common stock in ATM offering.

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

Contractual Obligations and Commitments

See Note 9, Debt, and Note 10, Commitments and Contingencies, of the notes to the Company’s consolidated financial statements as of and for the three months ended March 31, 2026 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of March 31, 2026 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of March 31, 2026, our internal control over financial reporting was effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.

Item 1A. Risk Factors

We have disclosed the risk factors that materially affect our business, financial condition, or results of operations under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 23, 2026 (the “Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, or may not be able to assess, also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended March 31, 2026 that were not previously reported.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities occurred during the three months ended March 31, 2026 that were not previously reported.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026.

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

NRX PHARMACEUTICALS, INC.

Date: May 15, 2026	By:	/s/ Jonathan Javitt
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NRX PHARMACEUTICALS, INC.

Date: May 15, 2026	By:	/s/ Michael Abrams
Chief Financial Officer
(Principal Financial Officer)