Form 10-Q
period 2026-06-30
NRX Pharmaceuticals, Inc.
filed 2026-08-14
CIK 1719406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2026

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

As of August 14, 2026, the registrant had 43,295,767 shares of common stock, par value $0.001 per share (the “Common Stock”), outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,686	$7,797
Accounts receivable, net	206	161
Prepaid expense and other current assets	2,266	934
Total current assets	29,158	8,892
Investments	402	397
Property and equipment, net	919	63
Right-of-use assets, net	665	414
Right-of-use asset - related party, net	167	219
Intangible assets, net (provisional)	832	925
Goodwill (provisional)	1,793	1,793
Other assets	224	253
Total assets	$34,160	$12,956
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,146	$4,270
Accrued and other current liabilities	11,048	11,337
Accrued clinical site costs	340	351
Insurance loan payable	412	—
Warrant liabilities	18,550	12,304
Lease liability, short term	267	211
Lease liability, short term - related party	111	105
Total current liabilities	33,874	28,578
Lease liability, noncurrent	396	199
Lease liability, noncurrent - related party	60	116
Total liabilities	34,330	28,893

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized.	$—	$—
Series A convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized; 43,157,744 and 31,734,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	43	32
Additional paid-in capital	324,632	290,926
Accumulated deficit	(324,845)	(306,895)
Total stockholders’ deficit	(170)	(15,937)
Total liabilities and stockholders' deficit	$34,160	$12,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net patient service revenue	$1,101	$—	$2,169	$—

Operating expenses:
Cost of patient services	675	—	1,306	—
Research and development	2,116	987	3,425	1,791
Selling, general and administrative	4,745	2,743	8,557	5,686
Depreciation and amortization	66	—	134	—
Settlement expense (income)	4	—	(3)	100
Total operating expenses	7,606	3,730	13,419	7,577
Loss from operations	(6,505)	(3,730)	(11,250)	(7,577)
Other expenses (income):
Interest income	(6)	(2)	(11)	(6)
Interest expense	240	—	470	—
Change in fair value of convertible notes payable	—	5,565	—	6,530
Change in fair value of warrant liabilities	9,784	6,414	6,246	3,518
Loss on issuance of Registered Direct Offering	—	—	—	729
Loss on Consideration Shares and Warrants	—	—	—	1,277
Loss on convertible note conversions	—	1,874	—	3,467
Income from equity method investment	(3)	—	(5)	—
Total other expense, net	10,015	13,851	6,700	15,515
Net loss	$(16,520)	$(17,581)	$(17,950)	$(23,092)
Net loss per share:
Basic and diluted	$(0.44)	$(0.98)	$(0.51)	$(1.34)
Weighted average Common Stock outstanding:
Basic and diluted	37,649,382	17,934,196	34,933,437	17,176,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

			Series A Preferred				Additional		Total
	Preferred Stock		Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	—	$—	31,734,333	$32	$290,926	$(306,895)	$(15,937)
At-the-market “ATM” offering, net of offering costs of $81	—	—	—	—	1,736,982	1	3,423	—	3,424
Amortization of prepaid offering costs	—	—	—	—	—	—	(24)	—	(24)
Stock-based compensation	—	—	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	—	—	(1,430)	(1,430)
Balance – March 31, 2026	—	$—	—	$—	33,471,315	$33	$294,476	$(308,325)	$(13,816)
At-the-market “ATM” offering, net of offering costs of $188	—	—	—	—	3,075,990	3	8,401	—	8,404
Amortization of prepaid offering costs	—	—	—	—	—	—	(65)	—	(65)
Common stock issued as a result of cashless exercise of warrants	—	—	—	—	3,336	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	95	—	95
Common stock issued in exchange for services	—	—	—	—	218,161	—	972	—	972
Vesting of restricted stock awards	—	—	—	—	10,000	—	44	—	44
Shares issued with underwritten public offering, net	—	—	—	—	6,378,942	7	20,709	—	20,716
Net loss	—	—	—	—	—	—	—	(16,520)	(16,520)
Balance at June 30, 2026	—	$—	—	$—	43,157,744	$43	$324,632	$(324,845)	$(170)

			Series A Preferred				Additional		Total
	Preferred Stock		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	—	$—	—	$—	14,591,505	$15	$255,035	$(278,273)	$(23,223)
Shares issued as repayment of principal and interest for convertible note	—	—	—	—	1,009,518	1	2,939	—	2,940
Shares issued with register direct offering, net of offering cost	—	—	—	—	1,215,278	1	3,254	—	3,255
Fair Value of warrants issued with register direct offering	—	—	—	—	—	—	(3,255)	—	(3,255)
Amortization of prepaid offering costs	—	—	—	—	—	—	(7)	—	(7)
Shares issued as a result of repricing under VWAP	—	—	—	—	303,819	—	629	—	629
Stock-based compensation	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	(5,512)	(5,512)
Balance - March 31, 2025	—	$—	—	$—	17,120,120	$17	$258,607	$(283,785)	$(25,161)
Shares issued in exchange for services	—	—	—	—	75,000	—	150	—	150
Shares issued as conversion of principal and interest for convertible note	—	—	—	—	1,879,406	2	5,981	—	5,983
Amortization of deferred offering costs	—	—	—	—	—	—	(85)	—	(85)
At-the-market “ATM” offering, net of offering costs of $26	—	—	—	—	399,078	—	1,012	—	1,012
Stock-based compensation	—	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	—	(17,581)	(17,581)
Balance – June 30, 2025	—	$—	—	$—	19,473,604	$19	$265,732	$(301,366)	$(35,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,950)	$(23,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	134	—
Amortization of operating right of use assets	204	—
Stock-based compensation	290	79
Common stock issued in exchange for services	972	150
Provision for credit losses	53	—
Change in fair value of warrant liabilities	6,246	3,518
Change in fair value of convertible promissory notes	—	6,530
Loss on convertible note conversions	—	3,467
Loss on issuance of registered direct Common Stock	—	729
Loss on Consideration Shares and Warrants	—	1,277
Income from equity method investments	(5)	—
Expense for debt issuance costs due to fair value election on Anson Notes	—	350
Changes in operating assets and liabilities:
Prepaid expense and other assets	(1,392)	187
Account receivable	(98)	—
Accounts payable	(1,124)	(501)
Operating lease liabilities	(200)	—
Accrued expense and other liabilities	(300)	(202)
Net cash used in operating activities	(13,170)	(7,508)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(897)	—
Net cash used in investing activities	(897)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of insurance note	(50)	(394)
Expense for debt issuance costs due to fair value election on Anson Notes	—	(350)
ATM offering, net of offering costs	11,828	1,012
Proceeds from issuance of insurance loan	462	452
Proceeds from issuance of Common Stock in underwritten public offering, net of issuance costs	20,716	—
Proceeds from issuance of Common Stock and warrants issued in registered direct offering, net of issuance costs	—	3,255
Proceeds from Anson convertible notes, net of OID	—	5,000
Net cash provided by financing activities	32,956	8,975

Net increase in cash and cash equivalents	18,889	1,467
Cash and cash equivalents at beginning of period	7,797	1,443
Cash and cash equivalents at end of period	$26,686	$2,910
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Issuance of Common Stock as principal and interest repayment for convertible notes	$—	$5,456
New right of use asset and lease liability	$403	$—
Amortization of deferred offering costs to additional paid-in capital	$89	$92

The accompanying notes are an integral part of these condensed consolidated financial statements.

NRX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1. Business and Organization

The Business

NRx Pharmaceuticals, Inc. (Nasdaq: NRXP) (“NRx”, the “Company”, “we”, “us” or “our”) is a clinical-stage bio-pharmaceutical company which develops and expects to distribute, through its wholly-owned operating subsidiary, NeuroRx, Inc. (NeuroRx), novel therapeutics for the treatment of central nervous system disorders including suicidal depression, chronic pain, post-traumatic stress disorder (PTSD) and schizophrenia. NeuroRx drug development activities have focused on drugs that enhance neuroplasticity by modulating the N-methyl-D-aspartate (NMDA) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (HOPE), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (TMS), digital therapeutics, and hyperbaric therapy.

During the three months ended June 30, 2026, NRx founded two additional Florida-based subsidiaries: NRx Defense Systems, Inc. (NRXD) and GeNeuro, Inc. (GeNeuro). NRXD focuses on military and first-responder uses of NRx/HOPE technology in partnership with the Department of War, the Defense Advanced, Research Projects Agency, the Walter Reed National Military Medical Center/Henry Jackson Foundation, and first responder organizations. GeNeuro has developed patented monoclonal antibodies to treat Amyotrophic Lateral Sclerosis (ALS), Multiple Sclerosis (MS), Psychosis, and Type I Diabetes (T1D) that may be caused by Human Endogenous Retroviruses (HERVs). GeNeuro is partnered with the US National Institutes of Health (NIH) through a Cooperative Research and Development Agreement (CRADA) and shared patents and has been selected in the first round of the 2026 Congressionally Directed Medical Research Program (CDMRP). GeNeuro is additionally partnered through shared patents related to treatment of Schizophrenia with the Fondation FundaMental of France. The GeNeuro assets were originally developed by GeNeuro SA (EPN:GNRO) and awarded to GeNeuro Inc. by the Courts of Switzerland in June 2026. NRXD and GeNeuro are intended to be funded by sources that are nondilutive to NRXP.

As of June 30, 2026, NRx has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine (KETAFREE™) and NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone, together with a preclinical drug NRX-200, pH neutral form of ketamine suitable for subcutaneous administration. GeNeuro has one clinical stage drug candidate (Temelimab), a monoclonal antibody against HERV-W envelope protein that has shown clinical benefit in clinical trials conducted in MS, Type I Diabetes, and Long Covid. Temelimab has additionally shown preclinical benefit in schizophrenia. GeNeuro has a preclinical asset, GNK-301, developed in partnership with the NIH, that has shown reduction of ALS-like neurodegeneration in non-clinical subjects and human brain cell culture.

In February 2024, NRx incorporated HOPE Therapeutics with the intent of developing a medical care delivery organization focused on providing cutting-edge, comprehensive interventional psychiatric treatment with the most effective treatments available, including NMDA-targeted and other neuroplastic drugs, such as ketamine, Spravato and NRX-101, neuromodulatory devices, such as Transcranial Magnetic Stimulation (TMS), hyperbaric therapy, digital therapeutics, and medication management. During 2025, the Company developed the operating model for HOPE and made initial clinic acquisitions with funding from the B-Group. HOPE generated its first clinical revenue in Q4 2025 and as of June 30, 2026, operates in six locations in Florida.

HOPE is supported by HTX Management Company, LLC (HTX), subsidiary organized as a Delaware limited liability company, for the purpose of supporting future back-end operations associated with the growing network of HOPE clinics.

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

On May 6, 2026, the Company completed the acquisition of clinic assets and leases formerly owned by KMD Wellness of Boca Raton, FL and has incorporated its leadership into HOPE.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the condensed consolidated balance sheet, statements of operations, and cash flows for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The condensed consolidated financial statements include the accounts of NRx Pharmaceuticals, Inc. and its wholly and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has incurred recurring operating losses and negative cash flows from operations. For the six months ended June 30, 2026, the Company reported a net loss of approximately $17.9 million, used cash in operations of approximately $13.2 million, had a shareholders' deficit of approximately $0.2 million. As of June 30, 2026, the Company had cash and cash equivalents of $26.7 million and a working capital deficit of $4.7 million.

The Company generated initial patient service revenue of approximately $1.1 million and $2.2 million during the three and six months ended June 30, 2026, respectively, following the acquisition of Dura on September 8, 2025. Management expects to continue incurring operating losses through at least the remainder of 2026 as it integrates Dura and pursues additional acquisitions through its HOPE subsidiary. While management projects incremental revenue from clinical operations and, upon regulatory approval, from pharmaceutical product sales, these projections are subject to significant uncertainty, including successful completion of pending acquisitions and receipt of FDA approval for NRX-100 and NRX-101.

The Company has secured operating capital that it anticipates as sufficient to fund its drug development operations through at least the first quarter of 2027 solely from existing cash on hand to finance submission of FDA NDAs for KETAFREE™, NRX-100 and NRX-101. The Company additionally expects to continue to accrue revenue from clinical operations and utilize its existing at-the-market offering to provide cash resources to further support operations. The Company may pursue additional equity or debt financing or refinancing opportunities in 2026 to fund ongoing clinical activities and for general corporate purposes. Such arrangements may take the form of loans, equity offerings, strategic agreements, licensing agreements, joint ventures, or other agreements. The sale of equity could result in additional dilution to the Company’s existing stockholders. The Company cannot make any assurances that additional financing will be available to it and, if available, on acceptable terms, or that it will be able to refinance its existing debt obligations which could negatively impact the Company’s business and operations and could also lead to a reduction in the Company’s operations. The Company will continue to carefully monitor the impact of its continuing operations on the Company’s working capital needs and debt repayment obligations. As such, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's consolidated financial statements for the year ended December 31, 2025, included an explanatory paragraph about the substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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
JUNE 30, 2026
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

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation (Refer to Note 13).

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash equivalents are occasionally invested in certificates of deposit. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Deposits in financial institutions may, from time to time, exceed federally insured limits. As of June 30, 2026, the Company’s cash and cash equivalents balance within money market accounts was in excess of the U.S. federally insured limits by $26.4 million. The Company has not experienced any losses on its deposits of cash.

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
JUNE 30, 2026
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

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value. No impairment of goodwill was recorded during the three and six months ended June 30, 2026 and 2025.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation. These assets are depreciated over their estimated useful lives of five to seven years using the straight-line method.

The Company adheres to ASC 360, Property, Plant, and Equipment and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the three and six months ended June 30, 2026 and 2025.

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
JUNE 30, 2026
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
JUNE 30, 2026
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

Segment Information

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who reviews financial information presented for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates through two reportable segments: (i) a pharmaceutical development segment focused on the research and development of novel therapeutics for the treatment of central nervous system disorders, including suicidal depression, chronic pain, PTSD, and schizophrenia, and (ii) a clinical services segment that generates patient service revenue through the Company’s clinical operations. The CODM evaluates the operating results and financial performance of each segment separately for purposes of resource allocation and performance assessment. See Note 14 for further information.

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
JUNE 30, 2026
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

	June 30,
	2026	2025
Stock options	673,838	663,453
Common Stock warrants	8,986,823	9,536,222
Unvested Restricted Stock awards	32,895	—
Common Stock issuable upon conversion of Anson Notes	—	3,716,836
Totals	9,693,556	13,916,511

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

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Note 3. Revenue and accounts receivable

Revenue for the three and six months ended June 30, 2026 is derived from services rendered to patients for outpatient behavioral health care, interventional psychiatry, and pain management procedures. The Company’s services have no fixed duration and can generally be terminated by the patient or the Company at any time; therefore, each treatment or visit is considered its own stand-alone contract.

The Company disaggregates revenue from contracts with customers by service type and by payor, as management believes this best depicts the nature, amount, timing, and uncertainty of revenue and cash flows.

Revenue by Service Type (in thousands):

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Procedures income	$230	$537
Therapy services	871	1,632
Total net patient service revenue	$1,101	$2,169

Revenue by payor (in thousands):

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Commercial Insurance	$780	$1,508
Medicare	141	299
Self-Pay	180	362
Total net patient service revenue	$1,101	$2,169

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

Accounts Receivable and allowance for credit loss

Accounts Receivable (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable, gross	$412	$314
Less: allowance for credit losses	(206)	(153)
Accounts receivable, net	$206	$161

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Allowance for credit losses roll-forward (in thousands):

Beginning balance as of December 31, 2025	$153
Provision (recovery) for expected credit losses	53
Write-offs, net of recoveries	—
Ending Balance as of June 30, 2026	$206

Accounts Receivable by payor (in thousands):

	June 30,	December 31,
	2026	2025
Commercial insurance	$184	$147
Medicare	41	24
Self-pay	187	143
Accounts receivable, gross	$412	$314

Estimation inputs and credit quality information (summary):

●

Receivables are pooled by payer class and aging; loss rates reflect historical experience updated for current conditions and reasonable‑and‑supportable forecasts with reversion to long‑run averages beyond the forecast horizon. The Company does not suspend recognition of revenue on a “nonaccrual” basis for trade receivables.

Note 4. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expense and other current assets:
Prepaid insurance	$612	$304
Prepaid clinical development costs	1,077	344
Other prepaid expense	577	286
Total prepaid expense and other current assets	$2,266	$934

Note 5. Property and equipment, net

As of June 30, 2026 and December 31, 2025, property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Medical equipment	$103	$57
Computer equipment	44	32
Aircraft	712	—
Furniture and fixtures	60	4
Leasehold improvement	71	—
Total property and equipment	990	93
Less: accumulated depreciation	(71)	(30)
Property and equipment, net	$919	$63

Depreciation expense was less than $0.1 million for the three and six months ended June 30, 2026 and 2025.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The components of lease expense included in the Company’s statement of operations were as follows (in thousands):

		For the three	For the six
		months	months
		ended	ended
		June 30,	June 30,
	Expense Classification	2026	2026
Operating lease expense:
Amortization of ROU asset	Selling, general and administrative	$77	$153
Accretion of operating lease liability	Selling, general and administrative	15	31
Amortization of ROU asset - related party	Selling, general and administrative	26	51
Accretion of operating lease liability - related party	Selling, general and administrative	2	3
Total operating lease expense		$120	$238

Other information related to leases is as follows:

	As of June 30,	As of December 31,
	2026	2025
Weighted-average remaining lease term:
Operating leases (in years)	2.39	2.03
Weighted-average discount rate:
Operating leases	8.27%	7.62%

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The future minimum lease payments required under leases as of June 30, 2026 were as follows (in thousands):

Fiscal Year
Remainder of 2026	$234
2027	396
2028	172
2029	120
Total	922
Less: imputed interest	(88)
Lease liability	$834

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025

Accrued and other current liabilities:
Refund liability (see Note 8)	$5,768	$5,509
Professional services	4,387	4,462
Employee costs	266	496
Accrued research and development expense	538	311
Accrued Dura acquisition cost due post-closing	16	557
Other accrued expense	73	2
Total accrued and other current liabilities	$11,048	$11,337

Note 8. Alvogen Licensing Agreement

In June 2023, the Company entered into a License Agreement with Alvogen. On June 21, 2024, the Company received a notice of termination from Alvogen effective immediately. Following the termination of the License Agreement by Alvogen, the amounts advanced pursuant to the amendment became due and payable to Alvogen. Accordingly, the refund liability has not been reclassified to deferred revenue or recorded as revenue as of June 30, 2026 and will remain permanent as refund liability until settled.

Upon termination of the License Agreement, the intellectual property rights licensed to Alvogen under the License Agreement reverted to the Company, and all other rights and obligations of each of the parties immediately ceased, except for outstanding amounts owed as of the time of such expiration or termination. In accordance with the License Agreement, any unpaid amounts accrue interest from the due date at a rate equal to one‑month Term SOFR plus 6.0% per annum (10.8% as of June 30, 2026 and December 31, 2025). Interest expense related to the accrued interest on the refund liability is recognized as incurred and is included in interest expense in the consolidated statements of operations. As of June 30, 2026, the refund liability due to Alvogen was $5.8 million, which represents a total of $4.8 million of all payments made by Alvogen through June 30, 2026 along with $1.0 million of accrued interests, and is included as a component of accrued expense and other current liabilities on the unaudited condensed consolidated balance sheet (See Note 7). As of December 31, 2025, the refund liability due to Alvogen was $5.5 million, which represents a total of $4.8 million of all payments made by Alvogen through December 31, 2025 along with the $0.7 million of accrued interest.

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
JUNE 30, 2026
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

During the remainder of the year ended December 31, 2025, Anson converted the remaining $1.3 million of principal and interest of the First Tranche Notes, and all of the principal and interest on the Second and Third Tranche Notes ($5.8 million and $5.5 million, respectively) into Common Stock, resulting in the aggregate issuances of 7.3 million shares of Common Stock valued at $18.9 million and loss on conversion of $6.2 million.

No Anson Notes remained outstanding as of June 30, 2026 and December 31, 2025.

Due to the embedded features within the Anson Notes, the Company elected to account for the First, Second, and Third Tranche Notes at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the consolidated statements of operations. During the six months ended  June 30, 2025, the Company recorded a loss from the change in fair value of the Second and Third Tranche Notes of $5.6 million, which was recognized in other expense (income) on the condensed consolidated statements of operations as a result of the Company’s election of the fair value option.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
JUNE 30, 2026
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

The milestone payments due above may be reduced by 25% in certain circumstances, and by the application of certain sub-license fees. As of June 30, 2026, the total cumulative payments made under the SHMH License Agreement were $0.5 million, with no payments made during the three and six months ended June 30, 2026. The Company made $0.2 million in payments during the three and six months ended June 30, 2025.

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

Royalties shall also apply to any revenues generated by sub-licensees from sale of Licensed Products subject to a cap of 8.5% of the payments received by us from sub-licensees in connection with such sales. During the three and six months ended June 30, 2026 and 2025, no royalty payments were due.

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

Beginning with the sixth anniversary of the effective date of the License Agreement (or April 16, 2025), future annual license maintenance fees of $150,000 are payable in the form of the Company’s common stock rather than cash. The number of shares to be issued each year is determined based on the volume‑weighted average closing price of the Company’s common stock for the 30 consecutive trading days immediately preceding April 16 of the applicable year, subject to adjustment for stock splits and similar events. On May 15, 2025, the Company granted 75,000 shares of fully vested common stock to a Licensor in accordance with a Amendment. The fair value of the shares granted was determined based on the quoted trading price of the Company’s common stock on the grant date of $2.08 per share, resulting in aggregate expense of approximately $0.2 million, which was recorded within the accompanying consolidated statement of operations for the three and six months ended June 30, 2025.

On May 31, 2026, the Company issued 68,161 fully vested shares of common stock to a licensor pursuant to an amendment to the licensing agreement. The shares were valued using the quoted market price of the Company’s common stock on the grant date of $4.42 per share, resulting in aggregate expense of approximately $0.3 million, which was recognized in the accompanying consolidated statements of operations for the three and six months ended June 30, 2026.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Exclusive License Agreement

In 2023, the Company entered into a license agreement with Apkarian Technologies LLC to in-license US patent 8,653,120 that claims the use of DCS for the treatment of chronic pain in exchange for a commitment to pay milestones and royalties as development milestones are reached in the field of chronic pain. The patent is supported by extensive nonclinical data and early clinical data that suggest the potential for NMDA antagonist drugs, such as NRX-101 to decrease both chronic pain and neuropathic pain while potentially decreasing craving for opioids. For the three and six months ended June 30, 2026 and 2025, the Company has recorded no expenses relating to the licensure of the patent.

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

As of the date of this Report, the Acquisition has not been consummated. The Company commenced arbitration alleging that certain conditions to closing of the Acquisition had not been satisfied. Kadima subsequently commenced litigation relating to the Acquisition. The arbitration and litigation remain pending. Based on the current status of these proceedings and the information currently available, the Company does not believe that the ultimate resolution of either proceeding will have a material adverse effect on its financial condition or results of operations.

Operating Lease

The Company leases office space on a month-to-month basis. The rent expense for the three months ended June 30, 2026 and 2025 was less than $0.1 million, respectively. The rent expense for the six months ended June 30, 2026 and 2025 was $0.2 million and less than $0.1 million, respectively.

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

Note 11. Equity

Preferred Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has 50,000,000 shares of preferred stock authorized with a par value of $0.001, of which 12,000,000 were designated Series A Convertible Preferred Stock (“Series A Preferred Stock”). In August 2023, the Company sold and issued 3.0 million shares of Series A Preferred Stock for an aggregate cash purchase price of $1.2 million. During March 2024, holders of the Company’s Series A Preferred Stock elected to convert 3.0 million shares of Series A Preferred into 300,000 shares of Common Stock. As of June 30, 2026 and December 31, 2025, no shares of Series A Preferred Stock remained issued or outstanding.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Common Stock

Pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation, the Company has authorized 500,000,000 shares of Common Stock.

ATM Purchase Agreements

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

During the three and six months ended June 30, 2025, the aggregate net cash proceeds to the Company from the ATM Purchase Agreements were approximately $1.0 million. During the three and six months ended June 30, 2026, the aggregate net cash proceeds to the Company from the ATM Purchase Agreements were approximately $8.4 million and $11.8 million, respectively.

2026 Underwritten Public Offering

On June 4, 2026, the Company completed an underwritten public offering of 6,378,942 shares of its common stock at a public offering price of $3.50 per share, which included the exercise of the underwriters' over-allotment option. The Company received net proceeds of approximately $20.7 million after deducting underwriting discounts, commissions, and other offering expenses. The net proceeds are intended to be used for general corporate purposes, including working capital and funding the Company's operations.

2026 Common Stock Issued for Servies

On May 31, 2026, the Company's Board of Directors approved the issuance of an aggregate of 218,161 shares of common stock, which were subsequently issued to third parties in connection with services performed for the Company. The aggregate fair value of the shares issued on the issuance date was approximately $1.0 million.

2025 Securities Purchase Agreement

On January 27, 2025, the Company entered into a securities purchase agreement (the “First RD Purchase Agreement”) with Anson for the sale by the Company of 1,215,278 shares (the “First RD Shares”) of Common Stock, at a purchase price of $2.88 per share, in a registered direct offering (the “First Registered Direct Offering”). Concurrently, the Company also sold unregistered Common Stock purchase warrants (the “First RD Warrants”) to Anson to purchase up to an aggregate of 1,215,278 shares of Common Stock, in a private placement. Subject to certain beneficial ownership limitations, the First RD Warrants were immediately exercisable upon issuance at an exercise price equal to $2.88 per share of Common Stock, subject to adjustments as provided under the terms of the First RD Warrants. The closing of the sales of these securities under the First RD Purchase Agreement occurred on or about January 29, 2025, resulting in net proceeds to the Company of approximately $3.3 million after transaction costs. A grant date fair value of $4.0 million of the warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). As the fair value of the liabilities exceeded the net proceeds received of $3.3 million, the Company recognized the excess as a loss upon issuance of First RD Shares of $0.7 million which is included in other expense (income) in the consolidated statement of operations for the six months ended June 30, 2025.

On March 20, 2025, following the conversion of less than $0.1 million of the Third Tranche Note into 5,463 shares of Common Stock, the Company issued 303,819 shares of Common Stock Consideration Shares and 303,819 of warrants (“Consideration Warrants”) to Anson in accordance with the terms of the CWA. As a result of this adjustment, the exercise price of the RD Warrants was updated to $2.30 as of March 20, 2025. The Consideration Shares, being equity-classified, were recognized at fair value with credit to Common Stock and additional paid in capital. The Consideration Warrants, liability-classified under ASC 815-40, were initially recognized at fair value, with changes in fair value subsequently recognized through earnings. In accordance with the CWA, the Company recorded loss on issuance of the Consideration shares and the Consideration Warrants in total of $1.28 million recognized within other expense during the six months ended June 30, 2025, within accompanying consolidated statements of operations and comprehensive loss.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Assumed Public Warrants – Equity

Prior to the Merger, the Company had warrants outstanding (the “Public Warrants”) to purchase up to 345,000 shares of Common Stock. Each Public Warrant entitles the holder to purchase one-tenth share of Common Stock at an exercise price of $115 per share. The Public Warrants became exercisable at the effective time of the Merger and expire five years after the effective time on or earlier upon their redemption or liquidation of the Company.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

During the fiscal years ended December 31, 2025 and 2024 no Public Warrants were exercised. The outstanding balance of these public warrants remained in equity. On May 31, 2026, all outstanding Public Warrants expired unexercised. As a result, the associated equity balance remained within stockholders' equity, with no gain or loss recognized upon expiration.

Assumed Private Placement Warrants – Liabilities

Prior to the Merger, the Company had outstanding Private Placement Warrants (the “Private Placement Warrants”) to purchase up to 13,625 shares of Common Stock. The Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by FASB ASC Topic 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company measures the fair value of the Private Placement Warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s statements of operations for the current period. On May 31, 2026, all outstanding Public Warrants expired unexercised. The Company recognized a gain on the change in fair value of the Private Placement Warrants for each of the three and six months ended June 31, 2026 and 2025 of less than $0.01 million, respectively.

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

On February 28, 2024, the Company issued to the Underwriters 5-year warrants to purchase up to 25,000 shares of Common Stock. The allocated fair value of $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.26%, and expected dividend rate of 0%). %). On June 4, 2026, warrants to purchase an aggregate of 12,500 shares of Common Stock were exercised on a cashless basis, resulting in the issuance of 2,742 shares of Common Stock.

On March 5, 2024, the Company issued Underwriter’s warrants to purchase up to 3,750 shares of Common Stock. A fair value of less than $0.1 million was recorded within additional paid-in capital and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.05, exercise price of $3.30, term of 5 years, volatility of 178.10%, risk-free rate of 4.12%, and expected dividend rate of 0%). On June 4, 2026, warrants to purchase an aggregate of 1,875 shares of Common Stock were exercised on a cashless basis, resulting in the issuance of 594 shares of Common Stock.

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
JUNE 30, 2026
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

RD Warrants – Liabilities

As discussed above, on January 29, 2025, in conjunction with the issuance of the First RD Shares, the Company issued the First RD Warrants to purchase up to 1,215,278 shares of Common Stock which were classified as a liability, with a grant date fair value of $4.0 million determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.07, exercise price of $2.88, term of five years, volatility of 115.8%, and risk-free rate of 4.00%). As the fair value of the liabilities exceeded the net proceeds received of $3.3 million, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of $0.7 million which is included in other expense (income) in the consolidated statement of operations for the six months ended June 30, 2025.

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

As of June 30, 2026, the aggregate fair value of all liability classified warrants, which include Substitute Warrants, Assumed Private Placement Warrants, Anson Warrants, First RD Warrants and Consideration Warrants, was $18.6 million. The Company recognized a loss on the change in fair value of the liability classified warrants for the three and six months ended June 30, 2026 of approximately $9.8 million and $6.2 million, respectively. Refer to Note 13 for discussion of the fair value measurement of the Company’s warrant liabilities.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The following table provides the activity for all warrants for the respective periods.

				Aggregate
		Weighted	Weighted	Intrinsic
		Average	Average	Value
	Total Warrants	Remaining Term	Exercise Price	(in thousands)
Outstanding as of December 31, 2024	7,173,766	3.77	$17.20	$80
Issued	4,252,758	5.00	1.78	—
Exercised	(1,870,962)	5.00	1.65	—
Expired	(195,852)	—	—	—
Outstanding as of December 31, 2025	9,359,710	3.17	$7.77	$492
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding as of March 31, 2026	9,359,710	2.93	$7.77	$195
Issued	—	—	—	—
Exercised	(14,375)	—	0.33	—
Expired	(358,512)	—	11.50	—
Outstanding as of June 30, 2026	8,986,823	3.04	3.50	$12,778

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

2021 Omnibus Incentive Plan

The Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) permits the granting of incentive stock options, restricted stock awards, other stock-based awards or other cash-based awards to employees, directors, and non-employee consultants. On December 28, 2023, the first amendment to the 2021 Plan was executed which increased the maximum number of shares (i) available for issuance under the Plan by an additional 200,000, and (ii) that may be delivered pursuant to the exercise of Incentive Stock Options granted under the 2021 Plan to be equal to 100% of the Share Pool. As of December 31, 2025, 1,308,746 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of January 1, 2026, 417,143 shares were added to the 2021 Plan under an evergreen feature that automatically increases the reserve with additional shares of Common Stock for future issuance under the Incentive Plan each calendar year, beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) a smaller number of shares determined by the Board. As of June 30, 2026, an aggregate 1,146,992 shares of Common Stock have been awarded net of forfeitures, and 320,660 shares of Common Stock remain available for issuance under the 2021 Plan.

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

On May 31, 2026, the Company issued 25,000 stock options. These shares have a vesting term of three years, an expiration date of ten years from the grant date and were valued at approximately $0.1 million as of the grant date.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The stock options granted during the three months ended June 30, 2026 were valued utilizing the Black-Scholes options pricing model with the following inputs: $4.42 of stock price, 4.20% risk-free rate, 147.40% volatility, 0% dividend rate, and the expected term of 6 years.

The stock options granted during the six months ended June 30, 2026 were valued utilizing the Black-Scholes options pricing model with the following inputs: $2.24-4.42 of stock price, 3.92%-4.20% risk-free rate, 147.40%-156.02% volatility, 0% dividend rate, and the expected term of 6 years.

The following table summarizes the Company’s employee and non-employee stock option activity under the 2021 Plan for the following periods:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	life (in	value (in
	shares	price	years)	thousands)
Outstanding as of December 31, 2024	121,833	22.36	7.0	—
Options granted	591,865	1.93	10.0
Forfeited/Expired	(126,343)	—	—	—
Outstanding as of December 31, 2025	587,355	$6.10	8.6	$365
Options granted	110,135	2.45	10.0	—
Forfeited/Expired	(10,000)	—	—	—
Outstanding as of March 31, 2026	687,490	$8.62	8.6	$147
Options granted	25,000	4.42	—	—
Forfeited/Expired	(38,652)	(9.49)	—	—
Outstanding as of June 30, 2026	673,838	5.34	8.12	$1,094
Options vested and exercisable as of June 30, 2026	298,338	$9.25	7.84	$385,783

Stock-based compensation expense related to stock options was $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense related to stock options was $0.3 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.77 years.

Restricted Stock Awards

The following table presents the Company’s Restricted Stock Activity:

		Weighted
		Average Grant
		Date Fair
	Awards	Value
Balance as of December 31, 2024 (unvested)	—	—
Granted	32,895	$3.04
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2025 (unvested)	32,895	$3.04
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2026	32,895	$3.04
Granted	10,000	$4.42
Vested	(10,000)	$(4.42)
Forfeited	—	$—
Balance as of June 30, 2026	32,895	$3.04

On October 22, 2025, the Company granted 32,895 restricted shares of Company’s common stock of to an employee in accordance with Medical Director Agreement. The shares were valued at approximately $0.1 million based on the closing price of NRx Common Stock on October 16, 2025 of $3.04 per share. The Restricted Stock vests in equal tranches over a three-year period, with each tranche vesting on the day prior to each anniversary of the effective date. The related stock-based compensation expense is being recognized over the vesting period.

On May 31, 2026, the Company granted 10,000 shares of restricted common stock under the Company's 2021 Omnibus Incentive Plan to an employee pursuant to the terms of an employment agreement. The shares were valued at approximately less than $0.1 million based on the closing price of NRx Common Stock on May 31, 2026 of $4.42 per share. The shares vested immediately upon grant.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Stock-based compensation expense related to RSAs was less than $0.1 million for the three and six months ended June 30, 2026.

The following table summarizes the Company’s recognition of stock-based compensation for the following periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation expense
General and administrative	$137	$55	$273	$67
Research and development	2	12	17	12
Total stock-based compensation expense	$139	$67	$290	$79

Note 13. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025 and during the three and six months ended June 30, 2026 and 2025. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued for services, and warrants issued with the Convertible Notes are estimated based on the Black-Scholes model. The fair value of the convertible notes payable was estimated utilizing a Monte Carlo simulation.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The estimated fair value of the warrant liabilities and convertible note payable represent Level 3 measurements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	June 30, 2026	December 31, 2025

Assets:
Money Market Account	1	$375	$403

Liabilities:
Warrant liabilities (Note 11)	3	$18,550	$12,304

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Convertible Note Payable - Anson

The significant inputs used in the Monte Carlo simulation to measure the Anson Convertible Notes that are categorized within Level 3 of the fair value hierarchy are as follows:

	June 30,
	2025
Stock price on valuation date		$3.26
Time to expiration	0.54	–	0.83
Notes market interest rate		12.66%
Equity volatility	117.5%	–	138.0%
Risk-free rate		4.07%
Probability of default		0%

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

Subsequent to June 30, 2025, the Company converted the remaining outstanding principal of the Anson Notes, together with accrued interest, with an aggregate carrying amount of $11,371, into shares of the Company’s common stock. During the remaining period in 2025, the Company recognized a fair value adjustment of $2,974 in earnings related to changes in the fair value of the Anson Notes. As of December 31, 2025, there were no outstanding balances under the Anson Notes.

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
JUNE 30, 2026
(Unaudited)

The weighted-average significant inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	June 30, 2026			December 31, 2025
Stock price on valuation date		$4.09			$2.71
Exercise price per share	$1.65	–	2.30	$1.65	-	$11.50
Expected life	3.13	–	3.72	0.39	-	3.62
Volatility	106.26	–	110.21%	80.52	-	118.80%
Risk-free rate		4.15		3.61	-	3.64%
Dividend yield		0.0%			0.0%
Fair value of warrants		$0.01		$0.01	-	2.22

A reconciliation of warrant liabilities is included below (in thousands):

Balance as of December 31, 2025	$12,304
Change in fair value of warrant liabilities	(3,538)
Balance as of March 31, 2026	$8,766
Change in fair value of warrant liabilities	9,784
Balance as of June 30, 2026	$18,550

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The Company generated $1,101,000 and $2,169,000 in revenues, respectively, during the three and six months ended June 30, 2026, respectively. The revenue for the three and six months ended June 30, 2026 represents the revenue generated from Dura. The CODM evaluates performance based on operating expenses and monitors key expense categories related to the Company’s research and development activities, as well as general and administrative functions. While the Company has commenced revenue‑generating activities, operating expenses remain a primary focus of management given the Company’s ongoing investment in research and development and corporate infrastructure.

The CODM does not separately evaluate performance by geographic region or product line, as the Company has limited operations due to the current liquidity and funding of the Company. The Company’s operations are conducted solely within the U.S.

Significant Segment Information

All of the Company’s assets relate to these two operating segments, see the accompanying balance sheets excerpt below.

All of the Company’s operating expenses, which consist of cost of patient services, research and development, general and administrative expenses, and depreciation and amortization expenses, relate to this single operating segment, see the accompanying statements of operations.

The following table reconciles the loss from operations to total loss for the three months ended June 30, 2026 and 2025 (in thousands):

			For the three months ended
			June 30,
Expense Category	NRx	Dura	2026	2025
(Loss) Income from operations	$(6,603)	$98	$(6,505)	$(3,730)
Interest income	1	(7)	(6)	(2)
Interest expense	240	—	240	—
Change in fair value of convertible notes payable	—	—	—	5,565
Change in fair value of warrant liabilities	9,784	—	9,784	6,414
Loss on convertible note conversions	—	—	—	1,874
Income from equity method investments	(3)	—	(3)	—
Net loss	$(16,625)	$105	$(16,520)	$(17,581)

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The following table reconciles the loss from operations to total loss for the six months ended June 30, 2026 and 2025 (in thousands):

			For the six months ended
			June 30,
Expense Category	NRx	Dura	2026	2025
(Loss) Income from operations	$(11,432)	$182	$(11,250)	$(7,577)
Interest income	—	(11)	(11)	(6)
Interest expense	470	—	470	—
Change in fair value of convertible notes payable	—	—	—	6,530
Change in fair value of warrant liabilities	6,246	—	6,246	3,518
Loss on issuance of Registered Direct Offering	—	—	—	729
Loss on Consideration Shares and Warrants	—	—	—	1,277
Loss on convertible note conversions	—	—	—	3,467
Income from equity method investments	(5)	—	(5)	—
Net loss	$(18,143)	$193	$(17,950)	$(23,092)

Long-lived assets consist of property, furniture and equipment which are included in property and equipment, net in the balance sheet. Long-lived assets by year are as follows (in thousands):

			As of
	NRx	Dura	June 30, 2026	December 31, 2025
Medical equipment	$46	$57	$103	$57
Computer equipment	40	4	44	32
Aircraft	712	—	712	—
Furniture and fixtures	56	4	60	4
Leasehold improvements	71	—	71	—
Total property and equipment	$925	$65	$990	$93
Less: Accumulated depreciation	(52)	(19)	(71)	(30)
Property and equipment, net	$873	$46	$919	$63

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Note 15. Income Taxes

The Company recorded no provision or benefit for income tax expense for the three and six months ended June 30, 2026 and 2025, respectively.

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

The Company has no open tax audits with any taxing authority as of June 30, 2026.

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
JUNE 30, 2026
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

Intangible Assets

The Company identified the following finite-lived intangible assets, which will be amortized on a straight-line basis over their estimated useful lives once finalized:

●	Trade Name – includes the “Dura Medical” name and associated trademarks.
●	Customer relationship – representing the value of established patient relationships and referral sources.

The acquired intangible assets are being amortized over their estimated useful lives as follows (in thousands):

		Weighted Average
		Useful Life
	Fair Values	(Years)
Trade name and trademarks	$673	8.0
Customer relationships	311	3.0
Total intangible assets	984
Less accumulated amortization	(152)
Net carry value	$832

The Company incurred amortization expense of $47,000 and $93,000 during the three and six months ended June 30, 2026.

As of June 30, 2026, the maturities of the Company’s intangible assets were as follows (in thousands):

Remainder of 2026	$94
2027	188
2028	158
2029	84
2030	84
Thereafter	224
Total	$832

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Dura included in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025, as if the acquisition was made on January 1, 2025. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on January 1, 2025, is as follows (in thousands):

	(Unaudited)	(Unaudited)
	For the three months ended June,	For the six months ended June,
	2025	2025
Revenue	$1,078	$2,019
Net loss	$(17,581)	$(22,939)

The unaudited pro forma results for the three and six ended June 30, 2025, include material nonrecurring adjustments of $0.1 million related to the amortization of intangible assets acquired in connection with the Dura acquisition and approximately $0.1 million related to the finders’ fees incurred and earned upon closing of the transaction. Net patient service revenue and net income attributable to Dura for the three months ended June, 2025, and included in the Company’s consolidated statement of operations, were $1 million and $0.1 million, respectively. Net patient service revenue and net income attributable to Dura for the six months ended June 30, 2025, and included in the Company’s consolidated statement of operations, were $2 million and $0.2 million, respectively.

Note 17. Related Party Transactions

Glytech Agreement

The Company licenses patents that are owned by Glytech, LLC (Glytech), pursuant to a license agreement (the “Glytech Agreement”). Glytech is owned by Daniel Javitt, the co-founder and a former director of the Company. The Glytech Agreement requires that the Company pay Glytech for ongoing scientific support and also reimburse Glytech for expenses of obtaining and maintaining patents that are licensed to the Company. During the three months ended  June 30, 2026 and 2025, the Company paid Glytech $0.3 million and $0, respectively, for continuing technology support services and reimbursed expenses. During the six months ended  June 30, 2026 and 2025, the Company paid Glytech $0.3 million and $0, respectively, for continuing technology support services and reimbursed expenses. These support services are ongoing.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Consulting Agreement with Dr. Jonathan Javitt

The Chief Scientist of the Company, Dr. Jonathan Javitt, is a major stockholder of the Company and a member of the Board. Therefore, his services are deemed to be a related party transaction. He served the Company on a full-time basis as chief executive officer under an employment agreement with the Company until March 8, 2022 and currently serves under a consulting agreement with the Company as Chief Scientist thereafter and received compensation of $0.1 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively. Dr. Javitt received compensation of $0.4 million and $0.6 million during the six months ended June 30, 2026 and 2025, respectively.

On March 29, 2023, the consulting agreement dated March 8, 2022 (the “Javitt Consulting Agreement”) between the Company and Dr. Jonathan Javitt was amended to extend the term of the Javitt Consulting Agreement until March 8, 2024 with automatic annual renewals thereafter unless one party or the other provides notice of non-renewal. The amendment also provided for payment at the rate of $0.6 million per year, payable monthly (i.e., less than $0.1 million per month), and a performance-based annual bonus with a minimum target of $0.3 million, at the discretion of the Board and upon satisfactory performance of the services. As of June 30, 2026 and December 31, 2025, accrued discretionary bonus compensation under the Javitt Consulting Agreement totaled $0 and $0.2 million, respectively, and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The $0.2 million accrued bonus outstanding as of December 31, 2025 was paid during the six months ended June 30, 2026.

Consulting Agreement with Zachary Javitt

Zachary Javitt is the son of Dr. Jonathan Javitt. Zachary Javitt provides services related to website, IT, and marketing support under the supervision of the Company’s Chief Executive Officer who is responsible for assuring that the services are provided on financial terms that are at market. The Company paid this family member a total of less than $0.1 million and less than $0.1 million during the three months ended June 30, 2026 and 2025, respectively. The Company paid this family member a total of $0.1 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively. These services are ongoing.

Included in accounts payable were less than $0.1 million and $0.3 million due to the above related parties as of June 30, 2026 and December 31, 2025, respectively.

Consulting Agreement with Michael Taylor

In June 2024, the Company entered into a consulting agreement with Michael Taylor (the “Taylor Consulting Agreement”), who was subsequently appointed to the Company’s Board of Directors in January 2025. Pursuant to the Taylor Consulting Agreement, Mr. Taylor provides capital formation and strategic advisory services in support of the Company’s development of HOPE, including advising on the Company’s initial funding efforts for HOPE, assisting with outreach to family offices and similar investors, and supporting the identification and retention of a brand ambassador. During the three months ended June 30, 2026 and 2025, the Company made cash payments to Mr. Taylor totaling less than $0.1 million and less than $0.1 million, respectively, in connection with the Taylor Consulting Agreement. During the six months ended June 30, 2026 and 2025, the Company made cash payments to Mr. Taylor totaling less than $0.1 million and less than $0.1 million, respectively, in connection with the Taylor Consulting Agreement.

Naples Lease Operating Agreement

The Company leases its Naples clinic from Dura Properties, LLC, an entity owned and controlled by Dura’s former sole member. Following the acquisition on September 8, 2025, the former sole member became a director and minority shareholder of the Company. As a result, the related-party lease right-of-use (“ROU”) asset and operating lease liability were measured as of the acquisition date in accordance with FASB ASC 805, Business Combinations, as if the lease were a new lease as of that date. Lease payments under the lease agreement were less than $0.1 million for each of the three and six months ended June 30, 2026.

NRX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Note 19. Subsequent Events

On July 28, 2026, the Compensation Committee approved equity awards under the Company's equity incentive plan. Awards granted to executive officers consisted of 398,353 restricted stock units ("RSUs"), including 150,000 RSUs granted to the Executive Chairman, 75,000 RSUs granted to the Chief Executive Officer, and 173,353 RSUs granted to the newly appointed Chief Commercial Officer. In addition, an employee was granted stock options to purchase 25,000 shares of the Company's common stock with an exercise price of $3.54 per share, representing the closing price of the Company's common stock on July 28, 2026. All awards vest in three equal annual installments on July 28, 2027, July 28, 2028, and July 28, 2029, subject to the recipient's continued service with the Company through each applicable vesting date.

Termination of Kadima Purchase Agreement

On August 12, 2026, HOPE, together with HTX, delivered a notice of termination to Kadima with respect to Kadima Purchase Agreement.

In the notice, Hope and HTX stated that certain conditions precedent to closing under the Kadima Purchase Agreement had not been satisfied and asserted that Kadima had breached certain provisions of the Kadima Purchase Agreement. Hope and HTX further asserted that such alleged breaches constituted an independent basis for termination of the Kadima Purchase Agreement and, accordingly, declared the Kadima Purchase Agreement terminated for cause effective immediately. Hope and HTX stated that they have no obligation to consummate the transactions contemplated by the Kadima Purchase Agreement and expressly reserved all rights and remedies available under the Kadima Purchase Agreement and applicable law.

The matters underlying the termination notice are the subject of ongoing dispute resolution proceedings, including arbitration pursuant to the Kadima Purchase Agreement and related litigation. The Company continues to evaluate the accounting, financial reporting, legal, and operational implications of the termination notice and the related proceedings. As of the date the accompanying condensed consolidated financial statements were issued, the ultimate outcome of these matters cannot be determined.

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

Overview

Key Secord Quarter Results

In the second quarter of 2026 and the subsequent period, NRx has achieved four key milestones that have the potential to support near-term profitability and transformative scientific progress:

●

The Company completed its first institutionally-supported public offering, raising $20 million in net capital to support commercialization activities related to its preservative-free ketamine product, expected to launch in Q4 2026.

●

The Company completed its first FDA ANDA review cycle with no major deficiencies related to the drug, its manufacture, or constituent parts. The only major deficiency noted was a concern related to the luer lock tip of the drug vial, a concern for which FDA identified a path to approval during a meeting conducted with NRx on August 6, 2026. The Company anticipates an expedited path to approval given the current drug shortage of ketamine.

●

The Company was selected by the Defense Advance Research Projects Agency as the Prime Contractor for the SPARC-TMS trial, that seeks to measure the efficacy of the Company’s Breakthrough Drug NRX-101 together with robotically-controlled Transcranial Magnetic Stimulation. The study protocol has been approved by the FDA and by the Advarra IRB (www.clinicaltrials.gov NCT 07227103). The funded trial budget is expected to exceed $11.5 million in non-dilutive funding with additional funds committed to support military study sites. A successful outcome from this trial could lead to FDA approval of NRX-101 for this purpose and to widespread funded adoption of this therapy throughout military and first responder organizations. TRICARE, the insurance program that serves the military already reimburses HOPE Therapeutics clinics for traditional TMS. Hence the funding mechanism for clinical deployment is already in place should the SPARC-TMS trial succeed.

●

GeNeuro, Inc., a subsidiary of NRx was awarded all assets previously owned by Geneuro, SA (EPN:GNRO). The two investigational antibody products and underlying portfolio of more than 25 patents were developed with more than $150 million of European Investment Trust funding and have already demonstrated statistically-significant clinical benefit in treatment of Multiple Sclerosis and Type 1 Diabetes. The Company is partnered with the US National Institutes of Health and has been issued a jointly-owned patent (commercially controlled by GeNeuro) for the treatment of Amyotrophic Lateral Sclerosis (ALS) with anti-HERV-K Envelope Protein antibody. In July 2026 the Company was selected in the first round of the Congressionally Directed Medical Research Program (CDMRP) and invited to submit a final bid for initial clinical trial funding in ALS by September 30, 2026. The Company was further advised that $80 million in additional funding was added to the 2027 US Defense Budget (as noted on Congressional websites) to support a clinical trial in ALS, although there is no allocation specific to GeNeuro/NIH for these funds.

Overview of Second Quarter Progress

Historically, NeuroRx drug development activities have focused on drugs that enhance neuroplasticity by modulating the N-methyl-D-aspartate (NMDA) receptor in the brain and nervous system, a neurochemical pathway that has been disclosed in detail in our annual filings. NRx is additionally the founder and majority owner of HOPE Therapeutics, Inc. (HOPE), a medical services company that offers interventional psychiatry care to patients with treatment-resistant depression and PTSD with a combination of neuroplastic drugs, transcranial magnetic stimulation (TMS), digital therapeutics, and hyperbaric therapy.

During the three months ended June 30, 2026, NRx founded two additional Florida-based subsidiaries: NRx Defense Systems, Inc. (NRXD) and GeNeuro, Inc. (GeNeuro). NRXD (www.nrxdefense.com) focuses on military and first-responder uses of NRx/HOPE technology in partnership with the Department of War, the Defense Advanced, Research Projects Agency, the Walter Reed National Military Medical Center/Henry Jackson Foundation, and first responder organizations. GeNeuro has developed patented monoclonal antibodies to treat Amyotrophic Lateral Sclerosis (ALS), Multiple Sclerosis (MS), Psychosis, and Type I Diabetes (T1D) that may be caused by Human Endogenous Retroviruses (HERVs). GeNeuro (www.geneuro.us) is partnered with the US National Institutes of Health (NIH) through a Cooperative Research and Development Agreement (CRADA) and shared patents and has been selected in the first round of the 2026 Congressionally Directed Medical Research Program (CDMRP). GeNeuro is additionally partnered through shared patents related to treatment of Schizophrenia with the Fondation FundaMental of France. The GeNeuro assets were originally developed by GeNeuro SA (EPN:GNRO) and awarded to GeNeuro Inc. by the Courts of Switzerland in June 2026. NRXD and GeNeuro are intended to be funded by sources that are nondilutive to NRXP.

As of June 30, 2026, NRx has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine currently awaiting (KETAFREE™), NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone, together with a preclinical drug NRX-200, pH neutral form of ketamine suitable for subcutaneous administration. GeNeuro has one clinical stage drug candidate (Temelimab), a monoclonal antibody against HERV-W envelope protein that has shown clinical benefit in clinical trials conducted in MS, Type I Diabetes, and Long Covid. Temelimab has additionally shown preclinical benefit in schizophrenia. GeNeuro has a preclinical asset, GNK-301, developed in partnership with the NIH, that has shown reduction of ALS-like neurodegeneration in non-clinical subjects and human brain cell culture.

NRx currently has three lead drug candidates – NRX-100, a preservative-free formulation of ketamine for intravenous infusion, a generic preservative-free formulation of ketamine (KETAFREE™) and NRX-101, an oral fixed dose combination of D-cycloserine (DCS) and lurasidone. KETAFREE™, NRX-100 and NRX-101 are in the process of submission for Food and Drug Administration (FDA) approval as follows:

1.

An Abbreviated New Drug Application (ANDA) for preservative free formulation of ketamine was filed, with priority review requested in September 2025. In April 2026, the Company met with leadership of the Office of Generic Drug Products to review the application status and the office advised the Company that FDA was endeavoring to complete the product review by the end of Summer 2026. Subsequent to the end of the second quarter of 2026, on July 30, 2026, as disclosed previously, the FDA notified the Company that its first-round review identified no major deficiencies relating to the drug components of the product, but identified a major deficiency relating to the container closure system, specifically the potential for deformation of the twist-off tip of the product’s luer lock vial during use. Following a clarification meeting with the FDA, the FDA requested manufacturer certifications confirming that the product is manufactured using the same manufacturing lines, machinery, plastics and other characteristics as three previously approved ANDA products currently in commercial distribution. The Company intends to submit the requested certifications, and the FDA indicated that it would reinitiate its review upon receipt and seek to complete the review on an expedited basis. The Company has additionally submitted a citizen petition seeking to have benzethonium chloride, a toxic preservative, removed from all commercial presentations of ketamine. Management believes that the current generic market for ketamine exceeds $750 million per year.

2.

A New Drug Application (NDA) for Nrx-100, originally initiated during the fourth quarter of 2024, is in the process of completion. During Q2, the Company had multiple interactions with FDA related to the statistical analyses that will be required for the inclusion of Real World Evidence and in Q3 worked with FDA to finalize the luer lock vial for NRX-100.  The NDA is expected to be finalized in Q3 2026. Filing was delayed while the Company resolved the luer lock vial issue because the same vial is used in NRX-100. As previously noted, both the White House and the Congressional Appropriations Committee that funds FDA have guided FDA to consider Real World Evidence (RWE) for the approval of intravenous ketamine products. The Company has identified RWE demonstrating a dramatic effect of ketamine in reducing those symptoms and potentially doing so more rapidly than intranasal S-ketamine. The Company and FDA are in the process of reaching agreement on the statistical methods that will be used to evaluate the RWE for use in the NDA. Now that the luer lock vial issue is resolved, the Company anticipates submitting the NDA by the end of Q3 2026.

3)

An NDA filing for NRX-101 for its original indication of treating suicidal bipolar depression has been initiated with the submission of the Module 3 manufacturing file to the FDA. The drug was previously awarded Breakthrough Therapy Designation and, accordingly, the Company is requesting rolling review from the NDA. Breakthrough Therapy Designation is granted by the FDA to facilitate the development and expedite the review of drugs to treat serious conditions that address an unmet medical need and have demonstrated preliminary evidence of efficacy as determined by the FDA. NRX-101 demonstrated reduction in akathisia compared to lurasidone alone and more rapid reduction in suicidality in two randomized clinical trials. Based on current data, the Company aims to seek accelerated approval for use of NRX-101 in patients with bipolar depression who exhibit suicidal ideation on currently approved medication. In June 2026, the Company agreed to partner with the Harvard Mass General-led Bipolar Action Network in supporting an open label clinical trial of NRX-101 in treatment-resistant patients with bipolar depression.

4)

The Company is now initiating the SPARC-TMS Trial, (www.clinicaltrials.gov NCT 07227103) and anticipating funding under a contract with the Defense Advanced Research Projects Agency. Formal notification of NRx as Prime Contractor has been issued, although funds are not guaranteed until the contracting process is completed. The trial will include 240 participants to be treated at HOPE Therapeutics, Harvard Mclean Hospital, Arizona State University and other locations with projected funding in excess of $11.5 million. An additional 160 participants will be treated at military treatment facilities including the Walter Reed National Military Medical Center using additional budget funds. Further information on these activities may be viewed at www.nrxdefense.com.

The Company anticipates that success in the SPARC-TMS trial would be consistent with the filing of a New Drug Application for the use of NRX-101 to augment the effects of Transcranial Magnetic Stimulation, potentially providing the Company with a path to approval based on the provision of non-dilutive capital by the US Department of War.

Overview of GeNeuro-based Activities

Human Endogenous Retroviruses (HERVs) and their potential role in the pathogensis of CNS disease began to be appreciated around 2010 and the science is not widely known. The majority of the HERV literature has emanated from Europe and the United Kingdom (see www.geneuro.us). NRx’s involvement in this area began with its collaboration with the Fondation FondaMental and its CEO, Prof. Marion Leboyer, who serves as a member of the NRx advisory board. Prof. Leboyer together with Dr. Herve Perron first recognized the potential role of Human Endogenous Retrovirus (HERV-W) in causing Schizophrenia and the potential role of an anti HERV-W Envelope Protein antibody as a disease-modifying drug to treat schizophrenia and other forms of psychosis. (see US patent application 2024/0301040 A1). The antibody was developed by a French biotechnology Company owned by GeNeuro, SA, which was involved in a liquidation following a failed Covid-related clinical trial. In May 2026, the Company was advised by Swiss authorities that NRx was the winning bidder in a liquidation sale of the GeNeuro assets. These assets include the schizophrenia drug, together a broad patent portfolio and related cell lines, antibodies, regulatory files, and data from three completed human clinical trials. In addition to schizophrenia, the GeNeuro portfolio offers potential treatments for Multiple Sclerosis, Amyelotrophic Lateral Sclerosis (ALS), Autism, Optic Neuritis, and Type I Diabetes. The Schizophrenia patent is jointly owned with Fondation FondaMental. The patent related to ALS (US 10,723,787 B2) was co-invented with the US National Institutes of Health and shared under an intellectual property agreement. Dr. Herve Perron, formerly Chief Scientist of GeNeuro has joined the Company’s initiative as its Chief Scientist. The acquisition of the GeNeuro assets was finalized during Q2 of 2026 and the Company anticipates supporting this exciting endeavor through investment channels that are not dilutive to core NRx investors. GeNeuro has already won two first-round selections for the 2026 Congressionally Directed Medical Research Program (CDMRP) and has been invited to submit final proposals.

GeNeuro, Inc. has not initiated manufacturing of human-grade GNK-301 (anti-HERV-K envelope protein antibody) for a planned First in Human trial in patients with ALS targeted to commence in July 2027.

Recent Developments

Drug Development

KETAFREE & NRX-100	●	FDA inspection of manufacturing facility with reclassification to VAI status, meeting the manufacturing site requirements for Preapproval Inspection and grant of ANDA.

KETAFREE	●

Completion of First Cycle ANDA Review. No Major Deficiencies related to drug product, drug substance, CMC, labeling or related matters. Major Deficiency identified related to luer lock tip of the medication vial. NRx has submitted the documentation requested by FDA from the drug manufacturer.

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

Initiation of Real World Evidence analysis project with Osmind, Inc, to provide RWE on 65,000 patients treated with intravenous ketamine for depression compared to 6,000 patients treated with intranasal S-ketamine. Superiority of IV Ketamine vs. Spravato in magnitude and rapidity of onset identified from RWE.

NRX-100	●	Planned Type A meeting to finalize RWE Statistical Analysis protocols.

NRX-101	●	Approval to proceed with SPARC-TMS trial for use of NRX-101 to augment the clinical effect of Transcranial Magnetic Stimulation.

NRX-101	●	Non-clinical validation of a proprietary extended release form of D-cycloserine

HOPE Therapeutics

●	Establishment of HOPE clinics in Naples, FL, Fort Meyers, FL, West Palm Beach, FL and Sarasota, FL (2), and Boca Raton, FL with locations under development in Boston, MD, Denver, CO, and other locations.

●	Partnership with EMOBOT, Inc. (Paris, France) to deploy continuous patient monitoring of depression, PTSD, and suicidality across HOPE’s clinical footprint to support accountable care initiatives.

●

Development partnership with Zeta Surgical (https://www.zetasurgical.com) neurosurgical robotics manufacturer to support development of military-focused TMS technology in support of force preparedness.

NRx Defense Systems

●	Corporate donation of NRX-101 to designated Military Treatment Facilities for clinical trial of TMS+NRX-101 in the treatment of depression and PTSD.

GeNeuro

●

Incorporation of GeNeuro, as a subsidiary of NRx to focus on mitigation of Human Endogenous Retroviral infection in the treatment of Psychosis, Multiple Sclerosis, ALS, Autism, and Optic Neuritis. Key patents owned jointly with Fondation FondaMental and with the US National Institutes of Health.

●

Award by the Courts of Switzerland through a winning bid of all assets previously owned by GeNeuro, SA, to include patents, cell lines, finished investigational product, regulatory filings, and data from three completed clinical trials. The acquisition was finalized during the second quarter of 2026.

●	First round selection of two proposals totaling $3 million by the Congressionally Directed Medical Research Program. Final bids are due September 30, 2026.

Financing

In May 2025, the Company reinstated the at-the-market offering and increased the maximum aggregate offering amount and filed a prospectus supplement under the offering agreement for an aggregate of $20,000,000. During the year ended December 31, 2025, the Company sold an aggregate of 2,277,177 shares of Common Stock for approximately $6.54 million, net of $0.2 million in offering costs. During the three and six months ended June 30, 2025, the aggregate net cash proceeds to the Company from the ATM Purchase Agreements were approximately $1.0 million. During the three and six months ended June 30, 2026, the aggregate net cash proceeds to the Company from the ATM Purchase Agreements were approximately $8.4 million and $11.8 million, respectively. On June 4, 2026, the Company completed an underwritten public offering of 6,378,942 shares of its common stock at a public offering price of $3.50 per share, which included the exercise of the underwriters' over-allotment option. The Company received net proceeds of approximately $20.7 million after deducting underwriting discounts, commissions, and other offering expenses. Pursuant to the Anson Purchase Agreement, on January 28, 2025, the Company issued $5.4 million of Third Tranche Anson Notes at an 8% original issue discount for total cash proceeds of approximately $5.0 million. On August 18, 2025, the Company entered into the Second RD Purchase Agreement with certain accredited investors for the sale of an aggregate of 3,959,999 shares of Common Stock, at a purchase price of $1.65 per share. The Second Registered Direct Offering closed on August 18, 2025, and resulted in net proceeds of approximately $6.2 million, after deducting placement agent fees and other offering-related expenses of approximately $0.3 million. On September 30, 2025, the 1,870,960 shares underlying Anson Warrants were exercised for cash proceeds of $3.09 million.

Although no assurances can be given, management believes that it will be able to secure necessary financing to support and consummate its potential future acquisition candidates, execute its business plan and achieve its projected revenue objectives.

Since inception, the Company has incurred significant operating losses. For the three months ended June 30, 2026 and 2025, the Company’s net loss was $16.5 million and $17.6 million, respectively. For the six months ended June 30, 2026 and 2025, the Company’s net loss was $17.9 million and $23.1 million, respectively. As of June 30, 2026, the Company had an accumulated deficit of $324.8 million, a stockholders’ deficit of less than $0.2 million and a working capital deficit of $4.7 million.

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

For the three and six months ended June 30, 2026, the Company recorded total revenue of approximately $1.1 million and $2.2 million, respectively, which was solely attributable to patient services provided by Dura following its acquisition on September 8, 2025. Prior to the acquisition, the Company did not generate revenue as it was in the development stage and primarily focused on corporate formation, financing, and acquisition-related activities.

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

For the three and six months ended June 30, 2026, cost of patient services related solely to operations of Dura following the Company’s acquisition on September 8, 2025. Given the limited period of post-acquisition operations, current cost levels are not representative of the Company’s expected ongoing operating costs. Management anticipates that cost of patient services will increase in proportion with the expected growth in patient volumes and expansion of clinical activities in future periods.

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

Settlement (income) expense

Settlement (income) expense during the three and six months ended June 30, 2026, consists of amounts related to the resolution of legal claims and income recognized from the reduction of previously accrued settlement liabilities, as certain matters were settled for less than originally estimated.

Results of operations for the three months ended June 30, 2026 and 2025

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	June 30,		Change in
	2026	2025	Dollars

Net patient service revenue	$1,101	$—	$1,101

Operating expense:
Cost of patient services	675	—	675
Research and development	2,116	987	1,129
Selling, general and administrative	4,745	2,743	2,002
Depreciation and amortization	66	—	66
Settlement expense	4	—	4
Total operating expense	7,606	3,730	3,876
Loss from operations	(6,505)	(3,730)	(2,775)

Other expense (income):
Interest income	(6)	(2)	(4)
Interest expense	240	—	240
Change in fair value of convertible note payable	—	5,565	(5,565)
Change in fair value of warrant liabilities	9,784	6,414	3,370
Loss on convertible note conversions	—	1,874	(1,874)
Income from equity method investments	(3)	—	(3)
Total other expense	10,015	13,851	(3,836)
Loss before tax	(16,520)	(17,581)	1,061
Net loss	$(16,520)	$(17,581)	$1,061

Net patient service revenue

For the three months ended June 30, 2026, the Company recorded $1.1 million in net patient service revenues from the clinical services provided by Dura following the acquisition on September 8, 2025. The Company did not record revenues for the three months ended June 30, 2025.

Operating expense

Cost of patient services

For the three months ended June 30, 2026, the Company recorded $0.7 million in costs of patient services, as compared to $0 incurred during the three months ended June 30, 2025. This increase is attributed to the acquisition of Dura on September 8, 2025.

Research and development expense

For the three months ended June 30, 2026, the Company recorded $2.1 million of research and development expense, as compared to approximately $1.0 million for the three months ended June 30, 2025. The increase of $1.1 million is primarily related to a $0.9 million increase in patent expenses and $0.4 million increase in clinical trials and development, partially offset by a decrease of $0.4 million of contractor costs. The research and development expense for each of the three months ended June 30, 2026 and 2025, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the three months ended June 30, 2026, the Company recorded $4.7 million of general and administrative expense, as compared to approximately $2.7 million for the three months ended June 30, 2025. The increase of $2.0 million is related primarily to an increase of $0.6 million in employee costs, $0.7 million in contractor costs, and $0.4 million in marketing costs, partially offset by a decrease of $0.2 million in legal fees. General and administrative expense includes $0.1 million and less than $0.1 million of non-cash stock-based compensation for the three months ended June 30, 2026 and 2025, respectively.

Settlement expense (income)

For the three months ended June 30, 2026, the Company recognized a settlement loss of less than $0.1 million resulting from certain legal matters that were settled in 2026. The Company recorded $0 in settlement expenses during the three months ended June 30, 2025.

Depreciation and amortization

Depreciation and amortization expense increased to $66 for the three months ended June 30, 2026, compared to $0 for the same period in 2025, primarily due to the recognition of depreciation and amortization on property and equipment and intangible assets acquired in the Dura acquisition completed in September 2025.

Other expense (income)

Interest income

For the three months ended June 30, 2026, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the three months ended June 30, 2025.

Interest expense

For the three months ended June 30, 2026, the Company recorded $0.2 million of interest expense related to accrued interest on the refund liability arising from the termination of the License Agreement with Alvogen. For the three months ended June 30, 2025, the Company recorded $0 of interest expense.

Change in fair value of convertible notes payable

For three months ended June 30, 2026, the Company recorded a loss of $0 related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the three months ended June 30, 2025, the Company recorded a loss of $5.6 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the three months ended June 30, 2026, the Company recorded a loss of $9.8 million related to the change in fair value of the warrant liabilities, as compared to a loss of $6.4 million for the three months ended June 30, 2025. The increase in loss during the three months ended June 30, 2026 is attributable to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes, additional shares of Anson Warrants issued as a result anti-dilutive provision, as well as increase in the Company’s stock prices.

Loss on convertible note conversions

For the three months ended June 30, 2026, the Company recorded a loss of $0 related to convertible note conversion, as compared to a loss of $1.9 million during the three months ended June 30, 2025. These conversions were calculated as the difference between the conversion price per the terms of the Anson first tranche senior secured convertible notes agreements relative to the fair value of the Common Stock on the date of conversion as described further under footnote 9 to the accompanying unaudited condensed consolidated financial statements.

Income from equity investments

For the three months ended June 30 2026, the Company recorded a gain of less than $0.1 million related to its investment in Cohen & Associates LLC, which is recorded at cost and adjusted for the Company’s proportionate share of Cohen & Associates’ net income or loss. Please see Note 18 in the accompanying unaudited condensed consolidated financial statements for further information on the investment in Cohen & Associates.

Results of operations for the six months ended June 30, 2026 and 2025

The following table sets forth the Company’s selected statements of operations data for the following periods (in thousands):

	June 30,		Change in
	2026	2025	Dollars

Net patient service revenue	$2,169	$—	$2,169

Operating expense:
Cost of patient services	1,306	—	1,306
Research and development	3,425	1,791	1,634
Selling, general and administrative	8,557	5,686	2,871
Depreciation and amortization	134	—	134
Settlement (income) expense	(3)	100	(103)
Total operating expense	13,419	7,577	5,842
Loss from operations	(11,250)	(7,577)	(3,673)

Other expense (income):
Interest income	(11)	(6)	(5)
Interest expense	470	—	470
Change in fair value of convertible note payable	—	6,530	(6,530)
Change in fair value of warrant liabilities	6,246	3,518	2,728
Loss on issuance of Registered Direct Offering	—	729	(729)
Loss on Consideration Shares and Warrants	—	1,277	(1,277)
Loss on convertible note conversions	—	3,467	(3,467)
Income from equity method investments	(5)	—	(5)
Total other expense	6,700	15,515	(8,815)
Loss before tax	(17,950)	(23,092)	5,142
Net loss	$(17,950)	$(23,092)	$5,142

Net patient service revenue

For the six months ended June 30, 2026, the Company recorded $2.2 million in net patient service revenues from the clinical services provided by Dura following the acquisition on September 8, 2025. The Company did not record revenues for the six months ended June 30, 2025.

Operating expense

Cost of patient services

For the six months ended June 30, 2026, the Company recorded $1.3 million in costs of patient services, as compared to $0 incurred during the six months ended June 30, 2025. This increase can be attributed to the acquisition of Dura on September 8, 2025.

Research and development expense

For the six months ended June 30, 2026, the Company recorded $3.4 million of research and development expense, as compared to approximately $1.8 million for the six months ended June 30, 2025. The increase of $1.6 million is primarily related to a $0.8 million increase in patent expenses and $0.9 million increase in clinical trials and development. The research and development expense for each of the six months ended June 30, 2026 and 2025, includes less than $0.1 million of non-cash stock-based compensation.

General and administrative expense

For the six months ended June 30, 2026, the Company recorded $8.6 million of general and administrative expense, as compared to approximately $5.7 million for the six months ended June 30, 2025. The increase of $2.9 million is related primarily to an increase of $1.0 million in employee costs, $0.9 million in contractor costs, and $0.4 million in marketing costs. General and administrative expense includes $0.3 million and less than $0.1 million of non-cash stock-based compensation for the six months ended June 30, 2026 and 2025, respectively.

Settlement expense (income)

For the six months ended June 30, 2026, the Company recognized a settlement income of less than $0.1 million resulting from certain legal matters that were settled in 2026. The Company recorded $0.1 million in settlement losses during the six months ended June 30, 2025.

Depreciation and amortization

Depreciation and amortization expense increased to $134 for the six months ended June 30, 2026, compared to $0 for the same period in 2025, primarily due to the recognition of depreciation and amortization on property and equipment and intangible assets acquired in the Dura acquisition completed in September 2025.

Other expense (income)

Interest income

For the six months ended June 30, 2026, the Company recorded less than $0.1 million of interest income, as compared to less than $0.1 million of interest income for the six months ended June 30, 2025.

Interest expense

For the six months ended June 30, 2026, the Company recorded $0.5 million of interest expense related to accrued interest on the refund liability arising from the termination of the License Agreement with Alvogen. For the six months ended June 30, 2025, the Company recorded $0 of interest expense.

Change in fair value of convertible notes payable

For six months ended June 30, 2026, the Company recorded a loss of $0 related to the change in fair value of the convertible notes payable which are accounted for under the fair value option. For the six months ended June 30, 2025, the Company recorded a loss of $6.5 million related to the change in fair value of the convertible note payable which is accounted for under the fair value option.

Change in fair value of warrant liabilities

For the six months ended June 30, 2026, the Company recorded a loss of $6.2 million related to the change in fair value of the warrant liabilities, as compared to a loss of $3.5 million for the six months ended June 30, 2025. The increase in loss during the six months ended June 30, 2026 is attributable to the warrants issued in conjunction with the First, Second and Third Tranches of the Anson Notes, additional shares of Anson Warrants issued as a result anti-dilutive provision, as well as increase in the Company’s stock prices.

Loss on convertible note conversions

For the six months ended June 30, 2026, the Company recorded a loss of $0 related to convertible note conversion, as compared to a loss of $3.5 million during the six months ended June 30, 2025. These conversions were calculated as the difference between the conversion price per the terms of the Anson first tranche senior secured convertible notes agreements relative to the fair value of the Common Stock on the date of conversion as described further under footnote 9 to the accompanying unaudited condensed consolidated financial statements.

Income from equity investments

For the six months ended June 30 2026, the Company recorded a gain of less than $0.1 million related to its investment in Cohen & Associates LLC, which is recorded at cost and adjusted for the Company’s proportionate share of Cohen & Associates’ net income or loss. Please see Note 18 in the accompanying unaudited condensed consolidated financial statements for further information on the investment in Cohen & Associates.

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

Through June 30, 2026, the Company received aggregate net cash proceeds to the Company from the ATM Offering of approximately $11.8 million of net aggregate net cash proceeds received during the six months ended June 30, 2026.

Cash Flow

The following table presents selected financial information and statistics for each of the periods shown below:

	June 30, 2026	December 31, 2025
Balance Sheet Data:
Cash	$26,686	$7,797
Total assets	34,160	12,956
Total liabilities	34,330	28,893
Total stockholders' deficit	(170)	(15,937)

	Six Months Ended June 30,
	2026	2025

Statement of Cash Flow Data:
Net cash used in operating activities	$(13,170)	$(7,508)
Net cash used in investing activities	(897)	—
Net cash provided by financing activities	32,956	8,975
Net increase in cash	$18,889	$1,467

Operating Activities

During the six months ended June 30, 2026, operating activities used approximately $13.2 million of cash, primarily resulting from a net loss of $17.9 million partially offset by net non-cash gain of $7.9 million, including $6.2 million in change in fair value of warrant and $1.0 million of common stock issued in exchange for services, offset by an adjustment of $0.6 of stock-based compensation and others reconciling items, and changes in operating assets and liabilities of $3.1 million.

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

Investing Activities

Net cash used in investing activities was $0.9 million for six months ended June 30, 2026, compared to no cash used in investing activities during the comparable period in 2025. The outflows in the current period were primarily related to capital expenditure for purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2026, financing activities provided $20.7 million in proceeds from the issuance of a common stock and warrants in a confidentially marketed public offering, $11.8 million in proceeds from issuance of common stock in ATM offering, and $0.4 million in proceeds from the issuance of an insurance loan.

During the six months ended June 30, 2025, financing activities provided $9.0 million of cash resulting from $3.3 million in proceeds from issuance of common stock and warrants related to the registered direct offering and $5.0 million in proceeds from the Anson Notes, $1.0 million in proceeds from issuance of common stock in connection with ATM offering, offset by $0.3 million in repayments of and by $0.4 million of proceeds from insurance notes, and $0.4 million in debt issuance costs due to the fair value election on Anson Notes.

Contractual Obligations and Commitments

See Note 9, Debt, and Note 10, Commitments and Contingencies, of the notes to the Company’s consolidated financial statements as of and for the six months ended June 30, 2026 included elsewhere in this report for further discussion of the Company’s commitments and contingencies.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of June 30, 2026 under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of June 30, 2026, our internal control over financial reporting was effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026 included elsewhere in this report for further discussion of certain legal proceedings in which we are involved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three and six months ended June 30, 2026 that were not previously reported.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities occurred during the three and six months ended June 30, 2026 that were not previously reported.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to the NRx Pharmaceuticals, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NRX PHARMACEUTICALS, INC.

Date: August 14, 2026	By:	/s/ Jonathan Javitt
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NRX PHARMACEUTICALS, INC.

Date: August 14, 2026	By:	/s/ Michael Abrams
Chief Financial Officer
(Principal Financial Officer)